Form 10-K
period 1993-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1994-03-31
CIK 54291

================================================================



                                FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                     ----------------------

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1993
Commission file number 1-3605

                  KAISER ALUMINUM & CHEMICAL CORPORATION
         (Exact name of registrant as specified in its charter)

           Delaware                  94-0928288
     (State of Incorporation)  (I.R.S. Employer Identification
No.)

        6177 Sunol Boulevard, Pleasanton, California   94566-7769
          (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code: (510)
462-1122

       Securities registered pursuant to Section 12(b) of the
Act:


                                            Name of each exchange
     Title of each class                     on which registered
     -------------------                    ---------------------

Cumulative Convertible Preference
Stock (par value $100)

     4 1/8% Series                                None
     4 3/4% (1957 Series)                         None
     4 3/4% (1959 Series)                         None
     4 3/4% (1966 Series)                         None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
                 -------------------
    Cumulative (1985 Series A) Preference Stock
Cumulative (1985 Series B) Preference Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X  No
              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

As of March 21, 1994, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of March 21, 1994, non-affiliates of the registrant held 794,473 shares of Cumulative (1985 Series A) Preference Stock and 139,863 shares of Cumulative (Series B) Preference Stock of the registrant. The aggregate value of the Cumulative (1985 Series A) Preference Stock and the Cumulative (1985 Series B) Preference Stock, based upon the redemption price for such stock, is $46.7 million.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part
III of this Report on Form 10-K.

===============================================================

N O T E



Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 73-78 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:


               Corporate Secretary
               Kaiser Aluminum & Chemical Corporation
               6177 Sunol Boulevard
               Pleasanton, California  94566-7769


 (i)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

T A B L E                  O F   C O N T E N T S

                                                       Page
                                                       ----


PART I. . .. .  . .  . .  . .  . .  . .  . .  . .        1

  ITEM 1.  BUSINESS.. . .. . .. .  . . .. . .            1
  ITEM 2.  PROPERTIES . .. . .. . .. . .. . .. . .      14
  ITEM 3.  LEGAL PROCEEDINGS .. . .. . .. . .. . .      14
  ITEM 4.  SUBMISSION OF MATTERS TO A
             VOTE OF SECURITY HOLDERS..  . .  . .       18

PART II.. .. .  . .  . .  . .  . .  . .  . .  . .       18

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER
             MATTERS. . .. . .. . .. . .. . .. . .      18
  ITEM 6.  SELECTED FINANCIAL DATA. .. .. . .           19
  ITEM 7.  MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS
             OF OPERATIONS . .. . .. . .. . .. . .      20
  ITEM 8.  FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA . .. . .. . .. . .      31
  ITEM 9.  CHANGES IN AND DISAGREEMENTS
             WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL
             DISCLOSURE .. . .. . .. . .. . .. . .      70

PART III. .. .  . .  . .  . .  . .  . .  . .  . .       70

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT . .  . .  . .  . .       70
  ITEM 11.  EXECUTIVE COMPENSATION  . .  . .  . .       70
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND
             MANAGEMENT.  . .  . .  . .  . .  . .       70
  ITEM 13. CERTAIN RELATIONSHIPS AND
             RELATED TRANSACTIONS.  . .  . .  . .       70

PART IV. .  . .. . .. . .. . .. . .. . .. . .. . .      70

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES, AND REPORTS
             ON FORM 8-K  . .  . .  . .  . .            70

SIGNATURES  . .. . .. . .. . .. . .. . .. . .. . .      72

INDEX OF EXHIBITS. .. . .. . .. . .. . .. . .. . .      73

EXHIBIT 21  . .. . .. . .. . .. . .. . .. . .. . .      79







  (ii)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

PART I

ITEM 1.   BUSINESS

Industry Overview

Primary aluminum is produced by the refining of bauxite (the major aluminum-bearing ore) into alumina (the intermediate material) and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum s valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

Demand

The packaging and transportation industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 22% of consumption in 1992, aluminum s recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. The aluminum packaging market in the United States, Japan, and Western Europe grew at a rate of approximately 4.0% per year during the period 1982-1992, and total United States aluminum beverage can shipments increased at a rate of approximately 2.5% in 1993, 1.5% in 1992, and 3.9% in 1991.
Nearly all beer cans and approximately 95% of the soft drink cans manufactured for the United States market are made of aluminum. Despite the flat demand currently being experienced in the can stock market, growth in the packaging area is generally expected to continue in the 1990s due to general population increase and to further penetration of the beverage can market in Western Europe and Japan, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States.

In the transportation industry, which accounted for approximately 28% of aluminum consumption in the United States, Japan, and Western Europe in 1992, automotive manufacturers use aluminum instead of steel or copper for an increasing number of components, including radiators, wheels, and engines, in order to meet more stringent environmental and fuel efficiency requirements through vehicle weight reduction. Management believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. According to industry sources, aluminum content in United States automobiles nearly doubled in the last 15 years to an average of 191 pounds per vehicle and the amount of aluminum consumed in the manufacture of Japanese automobiles more than doubled from 1983 to 1990. Management believes that the use of aluminum in automobiles in the United States and Japan will approximately double between 1991 and 2006.

Supply

As of year-end 1993, Western world aluminum capacity from 109 smelting facilities was approximately 16.4 million tons* per year. Net exports of aluminum from the Commonwealth of Independent States (the "C.I.S.") increased substantially from 1990 levels during the period from 1991 through 1993 and have contributed to a significant increase in London Metal Exchange stocks of primary aluminum.


- --------------------
* All references to tons in this Report refer to metric tons of

  2,204.6 pounds.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

Based upon information currently available, Kaiser Aluminum & Chemical Corporation (the "Company") believes that only moderate additions will be made during 1994-1995 to Western world alumina and primary aluminum production capacity; however, due to the decline of primary aluminum prices since January 1, 1991, and other factors, curtailments or permanent shutdowns have been announced, to management's knowledge, with respect to approximately three million tons of primary aluminum production capacity. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends." The increases in alumina capacity during 1994-1995 will come from incremental expansions of existing refineries and not from new plants, which generally require a four to five-year design, engineering, and construction period.


Recent Industry Trends

The aluminum industry has been cyclical and market prices of alumina and primary aluminum have been volatile from time to time. During 1989, tight supply conditions for alumina and strong demand for primary aluminum resulted in unusually high spot prices for alumina. During 1990, a moderate surplus of alumina supply developed due to new alumina production from two facilities restarted in prior years (including the Company s Alpart refinery) and increased production at other refineries. Furthermore, curtailments of primary aluminum production in response to declining ingot prices have increased the surplus of alumina supply. Since 1990, spot prices of alumina have declined substantially due to these factors and slow economic growth in major aluminum consuming countries. Contract prices for deliveries of alumina in 1993 were in a lower range than the ranges applicable during the past several years. As a result of these factors and the continuing expansion of existing alumina refineries during 1992-1993, the current surplus of alumina is expected to continue.

During 1989 and 1990, primary aluminum smelters throughout the world operated at near capacity levels. This factor, combined with increased production from smelter capacity additions during 1989 and 1990, resulted in a reduction of the market price of primary aluminum from 1988 peak prices. Additions to smelter capacity in 1991, 1992, and 1993, continued high operating rates in the Western world, and slow economic growth in major aluminum consuming countries, as well as exports from the C.I.S. have contributed to an oversupply of primary aluminum and a significant increase in primary aluminum inventories in the world. If Western world production and exports from the C.I.S. continue at current levels, primary aluminum inventory levels are expected to increase further in 1994. The foregoing factors have contributed to a significant reduction in the market price of primary aluminum, and may continue to adversely affect the market price of primary aluminum in the future. The average price of primary aluminum was at historic lows in real terms for the year ended 1993. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends."

Government officials from the European Union, the United States, Canada, Norway, Australia, and the Russian Federation met in a multilateral conference in January 1994 to discuss the current excess global supply of primary aluminum. All participants have ratified as a trade agreement the resulting Memorandum which provides, in part, for (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of the date of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and (iii) certain assistance to the Russian aluminum industry. A Russian Federation Trade Ministry official has publicly stated that the output reduction would remain in effect for 18 months to two years, provided that other worldwide production cutbacks occur, existing trade restrictions on aluminum are eliminated, and no new trade restrictions on aluminum are imposed. The Memorandum does not require specific levels of production cutbacks by other producing nations. The Memorandum was finalized at a second meeting of the participants held at the end of February 1994.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

The Company

General

The Company is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and is an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the
aluminum industry   the mining of bauxite, the refining of
bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in the domestic and international markets. In 1993, the Company produced approximately 2,826,600 tons of alumina, of which approximately 71% was sold to third parties, and produced 436,200 tons of primary aluminum, of which approximately 56% was sold to third parties. The Company is also a major domestic supplier of fabricated aluminum products. In 1993, the Company shipped approximately 373,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments in 1993. A majority of the Company's fabricated products are used by customers as components in the manufacture and assembly of finished end-use products.

The following table sets forth total shipments and intracompany transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:


                                        Year Ended December 31,
                                        -----------------------

                                      1993       1992       1991
                                      ----       ----       ----
                                         (in thousands of tons)

ALUMINA:
  Shipments to Third Parties       1,997.5    2,001.3    1,945.9
  Intracompany Transfers             807.5      878.2      884.2

PRIMARY ALUMINUM:
  Shipments to Third Parties         242.5      355.4      340.6
  Intracompany Transfers             233.6      224.4      199.6

FABRICATED ALUMINUM PRODUCTS:
  Shipments to Third Parties         373.2      343.6      314.2


Business Strategy

The Company has made significant changes in the mix of products sold to customers by disposing of selected assets, restarting and increasing its percentage ownership interest in the Alumina Partners of Jamaica ("Alpart") alumina refinery, and increasing production of alumina at Gramercy, Louisiana, and Queensland Alumina Limited ("QAL") in Australia. The percentage of the Company's alumina production sold to third parties increased from approximately 35% in 1987 to approximately 71% in 1993, and the percentage of its primary aluminum production sold to third parties increased from approximately 20% in 1987 to approximately 56% in 1993.

The Company has concentrated its fabricated products operations on the beverage container market (which historically has been recession-resistant); high value-added, heat-treated sheet and plate products for the aerospace industry; hubs, wheels and other products for the truck, trailer and shipping container industry; parts for air bag canisters and other automotive components; and distributor markets for a variety of semifabricated aluminum products. Since January 1,

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

1989, the Company has constructed four new fabrication facilities and has modernized and expanded others, with the objective of reducing manufacturing costs and expanding sales in selected product markets in which the Company has production expertise, high-quality capability, and geographic and other competitive advantages.

The Company has taken steps to control and reduce costs, improve the efficiency and increase the capacity of its alumina and primary aluminum production and fabricating operations, modernize its facilities, and streamline and decentralize its management structure to reduce corporate overhead and shift decision-making and accountability to its business units. In October 1993, the Company announced that it is restructuring its flat-rolled products operation at its Trentwood plant in Spokane, Washington, to reduce that facility's annual operating costs. This effort is in response to overcapacity in the aluminum rolling industry, flat demand in the U. S. can stock market, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995). See "- Production Operations - Fabricated Products - Flat-Rolled Products."

Primary aluminum production at the Company's Mead and Tacoma smelters was curtailed in 1993 because of a power reduction imposed by the Bonneville Power Administration (the "BPA") which reduced the operating rates for those smelters. See "- Primary Aluminum Products". Furthermore, the Company announced on February 24, 1994, that it will curtail approximately 9.3% of its annual production capacity currently available from its primary aluminum smelters.

The Company has also attempted to lessen its exposure to possible future declines in the market prices of alumina and primary aluminum by entering into fixed and variable rate power and fuel supply contracts, and a labor contract with the United Steelworkers of America (the "USWA") which provides for semi-variable compensation with respect to approximately 73% of the Company's domestic hourly work force. See "- Production Operations" and " Employees."

Sensitivity to Prices and Hedging Programs

The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold by the Company. Through its variable cost structures, forward sales, and hedging programs, the Company has attempted to mitigate its exposure to possible further declines in the market prices of alumina and primary aluminum while retaining the ability to participate in favorable pricing environments that may materialize. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Trends   Sensitivity to Prices and Hedging Programs."

Production Operations

The Company's operations are conducted through the Company s decentralized business units which compete throughout the aluminum industry.

 o The Alumina Business Unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1993. During 1993, the Company utilized approximately 82% of its bauxite production at its alumina refineries and the remainder was either sold to third

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

parties or tolled into alumina by a third party. In addition, during 1993 the Company utilized approximately 29% of its alumina for internal purposes and sold the remainder to third parties. The Company's share of total Western world alumina capacity was 8% in 1993.

 o The Primary Aluminum Products Business Unit operates two domestic smelters wholly owned by the Company and two foreign smelters in which the Company holds significant ownership interests. In 1993, the Company utilized approximately 44% of its primary aluminum for internal purposes and sold the remainder to third parties. The Company's share of total Western world primary aluminum capacity was 3% in 1993.

 o Fabricated products are manufactured by three Business Units Flat-Rolled Products, Extruded Products (including rod and
    bar), and Forgings   which manufacture a variety of
    fabricated products (including body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, and other forgings and extruded products) and operate plants located in principal marketing areas of the United States and Canada. Substantially all of the primary aluminum utilized in the Company's fabricated products operations is obtained internally, with the balance of the metal utilized in its fabricated products operations obtained from scrap metal purchases. In 1993, the Company shipped approximately 373,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic fabricated shipments for such year.


 Alumina
 --------

The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1993:

                                                         Annual
                                                     Production      Total
                                                       Capacity     Annual
                                        Company    Available to Production
Activity          Facility   Location  Ownership    the Company   Capacity
- --------          --------   --------  ---------   ------------ ----------
                                                         (tons)     (tons)
Bauxite Mining    KJBC (1)   Jamaica      49%         4,500,000   4,500,000
                  Alpart (2) Jamaica      65%         2,275,000   3,500,000
                                                      ---------   ---------
                                                      6,775,000   8,000,000
                                                      =========   =========
Alumina Refining  Gramercy   Louisiana   100%         1,000,000   1,000,000
                  Alpart     Jamaica      65%           943,000   1,450,000
                  QAL        Australia  28.3%           934,000   3,300,000
                                                      ---------   ---------
                                                        2,877,000 5,750,000
                                                      =========   =========

- --------------------
<F1>   (1)  Although the Company owns 49% of Kaiser Jamaica
            Bauxite Company, it has the right to receive all of such
            entity's output.
<F2>   (2)  Alpart bauxite is refined into alumina at the Alpart
            refinery.



Bauxite mined in Jamaica by Kaiser Jamaica Bauxite Company ("KJBC") is refined into alumina at the Company's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted the Company a mining lease

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

for the mining of bauxite sufficient to supply the Company s then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. The Company has entered into a series of medium-term contracts for the supply of natural gas to the Gramercy plant. The price of such gas varies based upon certain spot natural gas prices, with floor and ceiling prices applicable to approximately one-half of the delivered gas. The Company has, however, established a fixed price for a portion of the delivered gas through a hedging program.

Alpart holds bauxite reserves and owns an alumina plant located in Jamaica. The Company has a 65% interest in Alpart and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. Alpart began a program of modernization and expansion of its facilities in 1991. As a part of that program, the capacity of the Alpart alumina refinery has been increased to 1,450,000 tons per year as of December 31, 1992. In 1981, the Government of Jamaica granted Alpart a mining lease covering bauxite reserves sufficient to operate the Alpart plant until December 31, 2019. In connection with the expansion program, the Alpart partners have entered into an agreement with the Government of Jamaica designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it has been expanded and as it may be expanded through the year 2024 (to a capacity of 2,000,000 tons per year).

In mid-1990, Alpart entered into a five-year agreement for the supply of substantially all of its fuel oil, the refinery s primary energy source. In February 1992, the term of this agreement was extended to 1996 and the quantity of fuel oil to be supplied was increased. The price for 80% of the initial quantity remains fixed at a price which prevailed in the fourth quarter of 1989; the price for 80% of the increased quantity is fixed at a negotiated price; and the price for the balance of the initial and increased quantities was based upon certain spot fuel oil prices plus transportation costs. Alpart has purchased all of the quantities of fuel oil which could be purchased based upon certain spot fuel oil prices under both the initial and extended agreements.

The Company holds a 28.3% interest in QAL, which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders pursuant to long-term tolling contracts. The stockholders, including the Company, purchase bauxite from another QAL stockholder pursuant to long-term supply contracts.
The Company has contracted to take approximately 751,000 tons per year of capacity or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($73.6 million at December 31, 1993) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are availableto the Company.

The Company's principal customers for bauxite and alumina consistof large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations and trading intermediaries who resell raw materials to end-users. In 1993, the Company sold all of its bauxite to one customer, and sold alumina to 13 customers, the largest and top five of which accounted for approximately 22% and 79% of such sales, respectively. Among alumina producers, the Company believes it is now the world's second largest seller of alumina to third parties. The Company's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements pursuant to forward sales contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends -
Sensitivity to Prices and Hedging Programs". Marketing and sales efforts are conducted by executives of the Alumina Business Unit and the Company.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

Primary Aluminum Products
- -------------------------

The following table lists the Company's primary aluminum smelting facilities as of December 31, 1993:

                                             Annual Rated   Total
                                                 Capacity   Annual      1993
                                    Company  Available to    Rated  Operating
Location                Facility  Ownership   the Company Capacity       Rate
- --------                --------  ---------  ------------ --------   --------
(tons)   (tons)
Domestic
  Washington              Mead      100%          200,000  200,000      80%
  Washington              Tacoma    100%           73,000   73,000      77%
                                                  -------  -------
    Subtotal                                      273,000  273,000
                                                  -------  -------
International
  Ghana                   Valco      90%          180,000  200,000      88%
  Wales, United Kingdom   Anglesey   49%           55,000  112,000     112%
                                                  -------  -------
    Subtotal                                      235,000  312,000
                                                  -------  -------
    Total                                         508,000  585,000
                                                  =======  =======

The Company owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum, almost all of which is used at the Company's Trentwood fabricating facility and the balance of which is sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, the Company has converted to welded anode assemblies to increase energy efficiency, reduced the number of anodes used in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

Electrical power represents an important production cost for the Company at its Mead and Tacoma smelters. The electricity supply contracts between the BPA and the Company expire in 2001. The electricity contracts between the BPA and its direct service industry customers (which consist of 15 energy intensive companies, principally aluminum producers, including the Company) permit the BPA to interrupt up to 25% of the amount of power which it normally supplies to such customers. Both the Mead and Tacoma plants operated at approximately full rated capacity during 1991-1992, but operated at less than rated capacity throughout 1993. As a result of drought conditions, in January 1993 the BPA reduced the amount of power it normally supplies to its direct service industry customers. In response to such reduction, the Company removed three reduction potlines from production (two at the Mead smelter and one at the Tacoma smelter) and purchased substitute power in the first quarter of 1993 at increased costs. Despite the temporary availability of such power through July 1993, the Company operated its Mead and Tacoma smelters at the reduced operating rates introduced in January 1993, and operated its Trentwood fabrication facility without any curtailment of its production. The Company currently anticipates that in 1994, the Company will operate the Mead and Tacoma smelters at rates which do not exceed the current operating rates of 75% of full capacity for such smelters. The BPA has recently notified its direct service industry customers that it intends to restore full power through July 31, 1994.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

Through June 1996, the Company pays for power on a basis which varies, within certain limits, with the market price of primary aluminum, and thereafter the Company will pay for power at variable rates to be negotiated. During 1993, the Company paid for power under its power supply contract with the BPA at the floor rate. Effective October 1, 1993, an increase in the base rate the BPA charges to its direct service industry customers for electricity was adopted which will increase the Company s production costs at the Mead and Tacoma smelters by approximately $15.0 million per year (approximately $9.1 million per year based on the Company's current operating rate of approximately 75% of full capacity). The rate increase generally is expected to remain in effect for two years. In the event that the BPA's revenues fall below certain levels prior to April 1994, the BPA may impose up to a 10% surcharge on the base rate it charges to its direct service industry customers, effective during the period from October 1994 through October 1995 (which would increase the Company's production costs at the Mead and Tacoma smelters by approximately $9.1 million per year based on the Company s current operating rate of approximately 75% of full capacity). In addition, in order to comply with certain federal laws and regulations applicable to endangered fish species, the BPA may be required in the future to reduce its power generation and to purchase substitute power (at greater expense) from other sources.

The Company manages, and holds a 90% interest in, the Volta Aluminum Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. The Company s share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 1997, subject to Valco's right to extend the agreement for 20 years. The agreement indexes the price of two-thirds of the contract quantity to the market price of primary aluminum and fixes the price for the remainder. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The Valco smelter restarted production early in 1985 after being closed for more than two years due to lack of rainfall and the resultant hydroelectricity shortage. The Company believes that there has been sufficient rainfall and water storage such that an adequate supply of electricity for the Valco plant at its current operating rate is probable for at least one year.

The Company has a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49%
of Anglesey's aluminum output. The Company sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

The Company has developed and installed proprietary retrofit
technology in all of its smelters. This technology   which
includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls
energy flow in the cells   enhances the Company's  ability to
compete more effectively with the industry's newer smelters. The Company is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ the Company's technical and managerial knowledge. Pursuant to various arrangements, the Company's technology has been installed in aluminum smelters located in West Virginia, Ohio, Missouri, Kentucky, Sweden, Germany, India, Australia, New Zealand, Ghana, the C.I.S., and the United Kingdom. See " Research and Development".

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1993, the Company sold the approximately 56% of its primary aluminum production not utilized for internal purposes to approximately 50 customers, the largest and top five of which accounted for approximately 44% and 64% of such sales, respectively. Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

Pleasanton, California, and by senior executives of the Company who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

 Fabricated Products
 -------------------

The Company manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers, both domestic and foreign. In 1993, seven domestic beverage container manufacturers constituted the leading customers for the Company's fabricated products and accounted for approximately 19% of the Company's sales revenue.

The Company's fabricated products compete with those of numerous domestic and foreign producers and with products made with steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. The Company has refocused its fabricated products operations to concentrate on selected products in which the Company has production expertise, high quality capability, and geographic and other competitive advantages.

Flat-Rolled Products   The Flat-Rolled Products Business Unit,
the largest of the Company's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is the Company's largest fabricating plant and accounted for substantially more than one-half of the Company's 1993 fabricated products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. The Company announced in October 1993 that it is restructuring its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs. This effort is in response to overcapacity in the aluminum rolling industry, flat demand in the U.S. can stock market, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995). In connection with the restructuring, Trentwood completed an organizational streamlining that included a reduction of approximately 80 salaried employees. In addition, the Company has reached an agreement with the USWA that will reduce the total number of hourly employees at Trentwood by approximately 300 employees, or about 25%, by the end of 1995. The agreement with the USWA also includes a commitment by the Company to spend up to $50.0 million of capital at Trentwood over three years, provided that goals on cost reduction and profitability are met or exceeded.

The Company's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States where the Company has a transportation advantage. Quality of products for the beverage container industry, timeliness of delivery, and price are the primary bases on which the Company competes. The Company believes that the Company's capital improvements at Trentwood have enhanced the quality of the Company's products for the beverage container industry and the capacity and efficiency of the Company's manufacturing operations. The Company believes that it is one of the highest quality producers of aluminum beverage can stock in the world.

In 1993, the Flat-Rolled Products Business Unit had 22 foreign and domestic can stock customers, the majority of which were beverage can manufacturers (including seven of the eight major domestic beverage can manufacturers) and the balance of which were brewers. The largest and top five of such customers accounted for approximately 25% and 56%, respectively, of the business unit's sales revenue. In 1993, the business unit shipped products to over 200 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 10% of the business unit's sales revenue. The marketing staff for the Flat-Rolled Products Business Unit is headquartered in Pleasanton, California, and is also located at the Trentwood facility. Sales are made directly to customers (including distributors) from ten sales offices located throughout the United States. International customers are served by a sales office in the Netherlands and by independent sales agents in Asia and Latin America. See also "MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs
- - Aluminum Processing" for a discussion of demand for fabricated products in the aerospace market.

Extruded Products   The Extruded Products Business Unit is
headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; and rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Extruded Products Business Unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and distribution, durable goods, defense, building and construction, ordnance, and electrical markets. In 1993, the Extruded Products Business Unit had over 900 customers for its products, the largest and top five of which accounted for approximately 6% and 19%, respectively, of its sales revenue. Sales are made directly from plants as well as marketing locations across the United States.

Forgings   The Forgings Business Unit operates forging facilities
at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; and a machine shop at Greenwood, South Carolina. The Forgings Business Unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well suited for automotive applications. The Forgings Business Unit entered the castings business by purchasing the assets of Winters Industries, which supplies cast aluminum engine manifolds to the automobile, truck, and marine markets. The casting production facilities include two foundries and a machining facility in Ohio. The Company has recently implemented a plan to discontinue its castings operations at these facilities. See "MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS   Results of Operations   Aluminum Processing".  In
1993, the Forgings Business Unit had over 500 customers for its products, the largest and top five of which accounted for approximately 20% and 57%, respectively, of the Forgings Business Unit's sales revenue. The Forgings Business Unit's headquarters is located in Erie, Pennsylvania, and additional sales, marketing, and engineering groups are located in the midwestern and western United States.

Competition

Aluminum products compete in many markets with steel, copper, glass, plastic, and numerous other materials. Within the aluminum business, the Company competes with both domestic and foreign producers of bauxite, alumina, and primary aluminum, and with domestic and foreign fabricators. The Company's principal competitors in the sale of alumina include Alcoa of Australia Ltd., Billiton International Metals B.V., Clarendon Ltd., and Pechiney S.A. In addition to the foregoing, the Company competes with most aluminum producers in the production of primary aluminum. Many of the Company's competitors have greater financial resources than the Company. In addition, the C.I.S. has been supplying large quantities of primary aluminum to the Western world.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality, and availability. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of its customers, including intermediaries, would not have a material adverse effect on its business or operations.

The Company also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price, and service, including delivery performance. The Company concentrates its fabricating operations on selected products in which the Company has production expertise, high quality capability, and geographic and other competitive advantages.

Research and Development

The Company conducts research and development activities
principally at three facilities dedicated to that purpose   the
Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; and the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana refinery. Net expenditures for Company-sponsored research and development activities were $18.5 million in 1993, $13.5 million in 1992, and $11.4 million in 1991. The Company's research staff totaled 160 at December 31, 1993. The Company estimates that research and development net expenditures will be in the range of approximately $17 - $19 million in 1994.

CFT concentrates its research and development efforts on flat-rolled products while providing specialized services to the Company's other business units. Its activities include development of can stock products and aircraft sheet and plate products, and process improvements directed at efficiency and quality. In can stock, CFT works to optimize the product s metallurgy, surface characteristics, coatings, and lubrication. CFT also offers research and development, technical services, and selected proprietary technology for license or sale to third parties. CFT provided technology and technical assistance to Samyang Metal Co. Ltd. in building an aluminum rolling mill in Yongju, Korea. CFT also is engaged in cooperative research and development projects with Furukawa Electric Co., Ltd., Pechiney Rhenalu, and Kawasaki Steel Corporation of Japan, with respect to the ground transportation market.

DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports the Company's primary aluminum smelters, concentrating on the development of cost-effective technical innovations and equipment and process improvements. Energy savings of approximately 10% have been achieved at smelters utilizing proprietary DTC developed technologies (which are employed in both retrofit and new construction applications), such as improved cathode and anode design and insulation, modified electrolyte chemistry, distributive microprocessor control, and modified cell magnetics. Other proprietary DTC retrofit technologies, such as redesigned reduction cells, have helped the Company's older smelters achieve competitiveness with more recently constructed facilities. The Company is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide. Pursuant to various arrangements, the Company's technology has been installed in aluminum smelters located in West Virginia, Ohio, Missouri, Kentucky, Sweden, Germany, India, Australia, New Zealand, Ghana, and the United Kingdom.

The Company has entered into agreements with respect to the Krasnoyarsk smelter located in Russia pursuant to which it has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining western-sourced technology and equipment to be used in such facility. These agreements were entered into in November 1990, and the services under them are expected to be completed in 1994. In addition, the Company has entered into

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

agreements with respect to the Nadvoitsy smelter located in Russia and the Korba smelter of the Bharat Aluminum Co. Ltd., located in India, pursuant to which the Company has licensed certain of its technology for use in such facilities. The agreements relating to the Nadvoitsy and Korba smelters were entered into in 1993, and the services under such agreements are expected to be completed in 1995 and 1994, respectively.

ADL has developed technologies which have improved alumina refinery efficiency. These include a high capacity thickener process used in the separation of alumina from bauxite slurry, plant conversion designs that enable alumina refineries to convert from the production of fine alumina to the preferred coarser "sandy" alumina, technology that enables refineries to process different qualities of bauxite, and computer-aided instrumentation systems to improve process efficiencies and energy use in alumina refineries. The Company is actively pursuing the licensing of alumina refinery technology worldwide. The Company's technology is in use in alumina refineries in the Americas, Australia, India, and Europe.

The Company's technology sales and revenue from technical assistance to third parties were $12.8 million in 1993, $14.1 million in 1992, and $10.9 million in 1991.

Employees

During 1993, the Company employed an average of approximately 10,220 persons, compared with an average of approximately 10,130 employees in 1992, and approximately 9,970 employees in 1991. At December 31, 1993, the Company's work force was approximately 10,029, including a domestic work force of approximately 5,930, of whom approximately 4,150 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 73% of such employees are covered by a master agreement (the "Labor Contract") with the USWA which expires on October 31, 1994. The Labor Contract covers the Company's plants in Spokane (Trentwood), Mead, and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

The Labor Contract provides for floor level wages at all covered plants. In addition, for workers covered by the Labor Contract at the Mead and Newark plants, for any quarterly period when the average Midwest U.S. transaction price of primary aluminum is $.54 per pound or above, a bonus payment is made. The amount of the quarterly bonus payment changes incrementally with each full cent change in the price of primary aluminum between $.54 per pound and $.61 per pound, remains constant when the price is $.61 or more per pound but is below $.74 per pound, changes incrementally again with each full cent change in the price between $.74 per pound and $.81 per pound, and remains at the ceiling when the price is $.81 per pound or more. Workers covered by the Labor Contract at the Trentwood, Tacoma, and Gramercy plants may receive quarterly bonus payments based on various indices of productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. The particular quarterly bonus variable compensation formula currently applicable at each plant will remain applicable for the remainder of the contract term.

Pursuant to the Labor Contract, base wage rates were raised $.50 per hour in 1990 and were raised an additional $.50 per hour effective November 1, 1993. Each of the employees covered by the Labor Contract has received $2,000 in lump-sum signing and special bonuses. In addition, in the first quarter of 1991 the Company acquired up to $4,000 of preference stock held in the stock bonus plan for the benefit of approximately 80% of the employees covered by the Labor Contract, and in February 1994 acquired an additional $2,000 of such preference stock held in the stock bonus plan for the benefit of substantially the same employees. In the first quarter of 1991, the Company also acquired up to $4,000 of preference stock which had been held for the benefit of each of certain

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

salaried employees, and in February 1994 acquired an additional $2,000 of such preference stock held in the stock bonus plan for the benefit of substantially the same employees. The February 1994 acquisitions of preference stock were in the aggregate amount of $5.4 million. The Company considers its employee relations to be satisfactory.

Environmental Matters

The Company is subject to a wide variety of international, state, and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, the Company is subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

From time to time, the Company is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by the Company. See " LEGAL PROCEEDINGS." The Company is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The Company, along with several other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources.

The Company's Mead, Washington facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, the Company has indemnified the purchasers of assets with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims, and litigation relating to environmental and health and safety matters cannot be determined at this time and, in light of evolving case law relating to insurance coverage for environmental claims, management is unable to determine definitively the extent of such coverage, management currently believes that the resolution of these matters (even without giving effect to potential insurance recovery) should not have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental capital spending was $12.6 million in 1993, $13.1 million in 1992, and $11.2 million in 1991. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $22.4 million in 1993, $21.6 million in 1992, and $17.8 million in 1991. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1994-1995 period, environmental capital spending will be within the range of approximately $7 $20.0 million per year, and operating costs for pollution control will be within the range of $20.0 - $22.0 million per year. These expenditures will be made to assure compliance with applicable Environmental Laws and are expected to include, among other things, additional "red mud" disposal facilities and improved levees at the Gramercy, Louisiana refinery (which are being financed by the industrial revenue bonds); bath crushing improvements, baking furnace modernization, and

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 1. BUSINESS (continued)

improved calcining controls at the Mead, Washington facility; new and continuing environmental projects at the Trentwood, Washington facility; and environmental projects required under the Clean Air Act Amendments of 1990. In addition, $7.2 million in cash expenditures in 1993, $9.6 million in 1992, and $14.0 million in 1991 were charged to previously established reserves relating to environmental cost. Approximately $7.0 million is expected to be charged to such reserves in 1994.


Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 1993 Annual Report to Shareholders
(the "Annual Report") is incorporated herein by reference.

ITEM 2.  PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in "ITEM 1. BUSINESS," and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the Company's domestic aluminum smelters and alumina facility were initially designed early in the Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its domestic plants are cost competitive on an international basis. Due to the Company s variable cost structure, the plants operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

The Company's obligations under the Credit Agreement entered into on February 17, 1994, which replaced the Company's prior credit agreement, are secured by, among other things, mortgages on the Company's major domestic plants (other than the Gramercy alumina
plant).   See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Financial Condition and
Capital Spending."

ITEM 3.  LEGAL PROCEEDINGS

Aberdeen Pesticide Dumps Site Matter

The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina. These sites (collectively, the "Sites") include the Farm Chemicals Site, Twin Sites, Fairway Six Site, McIver Dump Site and the Route 211 Site. The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid 1930s through the late 1980s.

The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, against five defendants on March 31, 1989, and subsequently amended its complaint to add another ten defendants on February 6, 1991, and another four defendants on August 1, 1991. The Company was not a named defendant in the Complaint. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS (continued)

under Section 107 of CERCLA. On or about October 2, 1991, the Company, along with approximately 17 other parties, was served with third party complaints from four of the defendants named in the Complaint (the "Third Party Plaintiffs") alleging claims arising under various theories of contribution and indemnity. On October 22, 1992, the United States filed a motion for leave to file an amended complaint naming the Company as a first party defendant in its cost recovery action. On February 16, 1993, the court granted that motion.

The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") dated September 30, 1991, for the Sites. The major remedy selected for the five Sites in the ROD consisted of excavation of contaminated soil, treatment of the contaminated soil at a single location utilizing thermal treatment, and placement of the treated material back into the areas of excavation. The estimated cost of such remedy for the five Sites is approximately $32 million. Other possible remedies described in the ROD included on-site incineration and on-site ash disposal at an estimated cost of approximately $53 million, and off-site incineration and disposal at an estimated cost of approximately $222 million. The Company understands that the EPA is also investigating contamination of groundwater at the Sites. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5 - $8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including the Company, to perform the remedial design and remedial action described in the ROD for the Farm Chemicals Site (EPA Docket No. 93-13-C), Twin Sites (EPA Docket No. 93-14-C) and Fairway Six Site (EPA Docket No. 93-15-C). The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. In addition to the Company, respondents named in the Administrative Orders for all three Sites include J.M. Taylor, Grower Service Corporation, E.I. DuPont de Nemours & Co., Olin Corporation, UCI Holdings, Inc., PPG Industries, Inc., and Union Carbide Corporation. Ciba-Geigy Corporation, Hercules, Inc., Mobil Oil Corporation, Shell Oil Company, The Boots Company (USA), Inc., Nor-Am Chemical Co., George D. Anderson, Farm Chemicals, Inc., Partners In The Pits, Ltd., Dan F. Maples, Pits Management Corp., Maples Golf Construction, Inc., Yadco of Pinehurst, Inc., and Robert Trent Jones are named as Respondents for one or two of the Sites.

The Company has entered into an Agreement in Principle with certain of the respondents to participate jointly in responding to the Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. A definitive PRP Participation Agreement is currently awaiting execution by the group. By letter dated July 6, 1993, the Company has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law.

By letters dated December 30, 1993, the EPA notified the Company of its potential liability for, and requested that the Company, along with certain other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. With respect to the Farm Chemicals and Twin Sites, in addition to the Company, the EPA issued such letters to J.M. Taylor, Grower Services Corporation, Farm Chemicals, Inc., E.I. DuPont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Union Carbide Corporation, Miles, Inc., Mobil Oil Corporation, Shell Oil Company, Hercules, Inc., The Boots Company (USA), Inc., Nor-Am Chemical Company, and Ciba-Geigy Corporation. With respect to the Fairway Six Site, in addition to the Company, the EPA issued such letters to J.M. Taylor, G.D. Anderson, Grower Service Corporation, Partners in Pits, Dan Maples, Pits Management Corporation, Maples Golf Construction, Inc., Yadco of Pinehurst Inc., Robert Trent Jones, E.I. DuPont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Union Carbide Corporation, Miles, Inc., Ciba-Geigy Corporation, and Hercules, Inc. The ROD-selected remedy for the groundwater remediation selected by the EPA includes extraction, on site treatment by coagulation, flocculation,

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS (continued)

precipitation, air stripping, GAC absorption, and discharge on site for the Farm Chemicals/Twin Sites and extraction, on-site treatment by GAC absorption and discharge on-site for the Fairway Six Site. The EPA has estimated the total present worth cost, including 30 years of operation and maintenance, at $11,849,757. The Company, along with other notified parties, plans to meet with representatives of the EPA to discuss whether an agreement to perform this remediation is possible.

Based upon the information presently available to it, the Company is unable to determine whether the Company has any liability with respect to any of the Sites or, if there is any liability, the amount thereof. Two government witnesses have testified that the Company acquired pesticide products from the operator of the formulation site over a two to three year period. The Company has been unable to confirm the accuracy of this testimony.

United States of America v. Kaiser Aluminum & Chemical
Corporation

On February 8, 1989, a civil action was filed by the United States Department of Justice at the request of the EPA against the Company in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at the Company s Trentwood facility in Spokane, Washington intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that the Company take all necessary action to achieve compliance with the Washington SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

In the course of the litigation, questions arose as to whether the observers who recorded the alleged exceedances were qualified under the Washington SIP to read opacity. In July 1990, the Company and the Department of Justice agreed to a voluntary dismissal of the action. At that time, however, the EPA had arranged for increased surveillance of the Trentwood facility by consultants and the EPA's personnel. From May 1990 through May 1991, these observers recorded approximately 130 alleged exceedances of the SIP opacity rule. Justice Department representatives have stated their intent to file a second lawsuit against the Company based on the opacity observations recorded during that period.

The second lawsuit has not yet been filed. Instead, the Company has entered into negotiations with the EPA to resolve the claims against the Company through a consent decree. Although the EPA and the Company have made substantial progress in negotiating the terms of the consent decree, key issues remain to be resolved. Anticipated elements of any settlement would include a commitment by the Company to improve the emission control equipment at the Trentwood facility and a civil penalty assessment against the Company, in an amount to be determined.

At this time, the Company cannot predict the likelihood that the EPA and the Company will reach an agreement upon the terms of a consent decree. In the event that the negotiations are not successful the matter likely would be resolved in federal court.

Catellus Development Corporation v. Kaiser Aluminum & Chemical
Corporation and James L. Ferry & Son, Inc.

On January 7, 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States of America, the United States Maritime Administration and Santa Fe Land Corporation (now known as Catellus Development Corporation ("Catellus")) (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris, and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to (i) the Company for the purpose of

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS (continued)

shipbuilding activities conducted by the Company on behalf of the United States during World War II, and (ii) subsequent tenants thereafter. Plaintiffs allege, among other things, that (i) the Defendants are jointly and severally liable for response costs and natural resources damages under CERCLA, (ii) Defendant United States of America is liable on grounds of negligence for damages under the Federal Tort Claims Act, and (iii) Defendant Catellus is strictly liable on grounds of negligence for such discharge, deposit, disposal or release. Certain of the Plaintiffs have alleged that they had incurred or expect to incur costs and damages in the amount of approximately $49 million, in the aggregate.

On or about September 23, 1992, the Plaintiffs filed a Third Amended Complaint, alleging, among other things, that (i) the Defendants are jointly and severally liable for response costs, declaratory relief, and natural resources damages under CERCLA;
(ii) Defendant United States of America is liable on grounds of negligence, continuing trespass and continuing nuisance for damages under the Federal Tort Claims Act; (iii) Defendant Catellus is strictly liable on grounds of continuing nuisance, continuing trespass, and negligence for such discharge, deposit, disposal or release; (iv) Catellus is liable to indemnify Plaintiffs; and (v) Catellus is liable for fraudulent concealment of the alleged contamination.

On February 20, 1991, Catellus filed a third party complaint (the "Third Party Complaint") against the Company and James L. Ferry & Son, Inc. ("Ferry") in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. The Third Party Complaint was served on the Company as of April 12, 1991. The Third Party Complaint alleges that, if the allegations of the Plaintiffs are true, then the Company and Ferry (which is alleged to have performed certain excavation activities on the Property and, as a result thereof, to have released contaminants on the Property and to have arranged for the transportation, treatment, and disposal of such contaminants) are liable for Catellus response costs and damages under CERCLA and damages under other theories of negligence and nuisance and, in the case of the Company, waste. Catellus seeks (i) contribution from the Company and Ferry, jointly and severally, for its costs and damages pursuant to CERCLA; (ii) indemnity from the Company and Ferry for any liability or judgment imposed upon it; (iii) indemnity from the Company and Ferry for reasonable attorneys fees and costs incurred by it; (iv) damages for the injury to its interest in the Property; and (v) treble damages from the Company pursuant to California Code of Civil Procedure Section 732. On June 4, 1991, Catellus served on the Company a first amended third party complaint which alleges, in addition to the allegations of the Third Party Complaint, that the Company and/or a predecessor in interest to the Company is also liable for Catellus damages, if any, on the basis of alleged contractual indemnities contained in certain former leases of the Property.

The Third Party Complaint was amended on or about October 26, 1992. The amended Third Party Complaint alleges that, if the allegations of the Plaintiffs are true, then the Company and Ferry are liable for (i) Catellus response costs and natural resources damage under CERCLA; (ii) damages under theories of negligence, trespass and nuisance; (iii) indemnity (equitable and contractual); and (iv) attorneys fees under California Code of Civil Procedure Section 1021.6.

By letter dated October 26, 1992, counsel for certain underwriters at Lloyd's London and certain London Market insurance companies ("London Insurers") advised that the London
Insurers agreed to reimburse the Company for defense expenses in the third party action filed by Catellus, subject to a full reservation of rights.

The Plaintiffs filed a motion for leave to file a Third Amended Complaint which would have added the Company as a first party defendant. This motion was denied. On October 26, 1992, the Plaintiffs served a separate Complaint against the Company for damages and declaratory relief. The claims asserted by the Plaintiffs are for (i) recovery of costs, natural resources damages, and declaratory relief under CERCLA; (ii) damages for injury to the Property arising from negligence;

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS (continued)

(iii) damages under a theory of strict liability; (iv) continuing nuisance and continuing trespass; (v) equitable indemnity; (vi) response costs incurred by the Richmond Redevelopment Agency under California Health & Safety Code Section 33459.4; and (vii) declaratory relief on the state claims. This matter has been tendered to the London Insurers.

Picketville Road Landfill Matter

On July 1, 1991, the EPA served on the Company and 13 other PRPs a Unilateral Administrative Order For Remedial Design and Remedial Action (the "Order") at the Picketville Road Landfill site in Jacksonville, Florida. The EPA seeks remedial design and remedial action pursuant to CERCLA from some, but apparently not all, PRPs based upon a Record of Decision outlining remedial cleanup measures to be undertaken at the site adopted by the EPA on September 28, 1990. The site was operated as a municipal and industrial waste landfill from 1968 to 1977 by the City of Jacksonville. The Company was first notified by the EPA on January 17, 1991, that wastes from one of the Company's plants may have been transported to and deposited in the site. In its Record of Decision, the EPA estimated that the total capital, operations, and maintenance costs of its elected remedy for the site would be approximately $9.9 million. In addition, the EPA has reserved the right to seek recovery of its costs incurred relating to the Order, including, but not limited to, reimbursement of the EPA's cost of response. Through negotiations with the EPA and other PRPs, the Company has reached an agreement with such PRPs under which the Company will fund $146,700 of the cost of the remedial action (unless remedial costs exceed $19 million in which event the settlement agreement will be re-opened). The implementation of the foregoing agreement is subject to continuing discussions among the EPA, the other PRPs, and the Company.

Asbestos-related Litigation

The Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with the Company or to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. The number of such lawsuits instituted against the Company increased substantially in 1993 and management believes the number of such lawsuits will continue to increase at a greater annualized rate than in prior years. For additional information see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition and Capital Spending - Asbestos Contingencies."

Various other lawsuits and claims are pending against the Company. Management believes that resolution of the lawsuits and claims made against the Company, including matters discussed above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1993.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock, which is held solely by Kaiser. Page 64 of this Report, and the information in Note 10 of the Notes to Consolidated Financial Statements under the heading "Dividends on Common Stock" at page 54 of this Report, are incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

The Indentures and the 1994 Credit Agreement (Exhibits 4.1 through 4.4 to this Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.4 to this Report; Note 6 of the Notes to Consolidated Financial Statements at pages 40-43 of this Report; and the information under the heading "Financial Condition and Capital Spending--Capital Structure" at pages 23-25 of this Report, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report; to the table at page 20 of this Report; to the discussion under the heading "Results of Operations" at page 21 of this Report; to Note 1 of the Notes to Consolidated Financial Statements at pages 36-38 of this Report; and to pages 62-63 of this Report.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Kaiser Aluminum & Chemical Corporation ("KACC" or the "Company"), operates in two business segments: bauxite and alumina, and aluminum processing. Intracompany shipments and sales are excluded from the information set forth below.

                                                                   Year Ended December 31,
                                                          --------------------------------
     (In millions of dollars, except shipments and prices)    1993        1992        1991
     -------------------------------------------------------------------------------------
     Shipments: (000 tons)(1)
        Alumina                                           1,997.5     2,001.3      1,945.9
        Aluminum products:
           Primary aluminum                                 242.5       355.4        340.6
           Fabricated products                              373.2       343.6        314.2
                                                          -------     --------    --------
              Total aluminum products                       615.7       699.0        654.8
                                                          =======     ========    ========

     Average realized sales price:
        Alumina (per ton)                                $    169    $    195      $   240
        Primary aluminum (per pound)                          .56         .66          .72

     Net sales:
        Bauxite and alumina:
           Alumina (2)(3)                                $  338.2    $  390.8    $  466.5
           Other                                             85.2        75.7        84.3
                                                         --------    --------    --------
              Total bauxite and alumina                     423.4       466.5       550.8
                                                         --------    --------    --------
        Aluminum processing:
           Primary aluminum                                 301.7       515.0       538.5
           Fabricated products                              981.4       913.7       898.9
           Other (3)                                         12.6        13.9        12.6
                                                         --------    --------    --------
              Total aluminum processing                   1,295.7     1,442.6     1,450.0
                                                         --------    --------    --------
                    Total net sales                      $1,719.1    $1,909.1    $2,000.8
                                                         ========    ========    ========
     Operating income (loss):
        Bauxite and alumina                              $   (4.5)   $   62.6    $  150.0
        Aluminum processing                                 (46.3)      104.9       150.2
        Corporate                                           (72.3)      (77.3)      (84.4)
                                                         --------    --------    --------
           Total operating income (loss)                 $ (123.1)   $   90.2    $  215.8
                                                         ========    ========    ========
     Income (loss) before income taxes, minority
        interests, extraordinary loss, and cumulative
        effect of changes in accounting principles       $ (208.8)   $   28.4    $  149.5
                                                         ========    ========    ========
     Income (loss) before extraordinary loss and
        cumulative effect of changes in accounting
        principles                                       $ (117.6)   $   29.6    $  124.7

     Extraordinary loss on early extinguishment
        of debt, net of tax benefit of $11.2                (21.8)

     Cumulative effect of changes in accounting
        principles net of tax benefit of $237.7            (507.9)
                                                         --------    --------    ---------
     Net income (loss)                                   $ (647.3)   $   29.6     $  124.7
                                                         ========    ========    =========

     Capital expenditures                                $   67.7     $ 114.4     $  118.1
                                                         ========     =======   ==========

     (1)   All references to tons refer to metric tons of 2,204.6 pounds.
     (2)   Includes net sales of bauxite.
     (3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

       KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------
     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Results of Operations

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. The previous table provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1993, 1992, and 1991. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities.

        Net Sales
     Bauxite and Alumina - Revenue from net sales of bauxite and alumina to third parties was $423.4 million in 1993, compared with $466.5 million in 1992 and $550.8 million in 1991. Revenue from alumina decreased 13% to $338.2 million in 1993 from $390.8 million in 1992 because of lower average realized prices. Revenue from alumina decreased 16% to $390.8 million in 1992 from $466.5 million in 1991 as significantly lower average realized prices more than offset a 3% increase in alumina shipments, which was principally attributable to increased production at all three of the Company's refineries. The remainder of the segment's sales revenues were from sales of bauxite, which remained about the same throughout the three years, and the portion of sales of alumina attributable to the minority interest in Alumina Partners of Jamaica ("Alpart").

     Aluminum Processing -- Revenue from net sales to third parties for the aluminum processing segment was $1,295.7 million in 1993, compared with $1,442.6 million in 1992 and $1,450.0 million in 1991. The bulk of the segment's sales represents the Company's primary aluminum and fabricated aluminum products, with the remainder attributable to the portion of sales of primary aluminum related to the minority interest in Volta Aluminium Company Limited.

     Revenue from primary aluminum decreased 41% to $301.7 million in 1993 from $515.0 million in 1992 because of lower shipments and lower average realized prices. Shipments of primary aluminum to third parties were approximately 39% of total aluminum products shipments in 1993, compared with approximately 51% in 1992. Revenue from primary aluminum decreased 4% to $515.0 million in 1992 from $538.5 million in 1991, as an 8% decrease in average realized prices more than offset a 4% increase in primary aluminum shipments. Shipments of primary aluminum to third parties were approximately 51% of total aluminum products shipments in 1992, compared with approximately 52% in 1991.

     Revenue from fabricated aluminum products increased 7% to $981.4 million in 1993 from $913.7 million in 1992, principally due to increased shipments of most fabricated aluminum products, partially offset, to a lesser extent, by a decrease in average realized prices of most of these products. Revenue from fabricated aluminum products increased 2% to $913.7 million in 1992 from $898.9 million in 1991, primarily because lower average realized prices were more than offset by a 9% increase in shipments of fabricated aluminum products.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------

     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

        Operating Income (Loss)
     The Company had an operating loss of $123.1 million in 1993, compared with income of $90.2 million in 1992 and $215.8 million in 1991. In the fourth quarter of 1993, the Company recorded a pre-tax charge of approximately $35.8 million related to the restructuring charges (see
     Note 3 of the Notes to Consolidated Financial Statements) and a pre-tax charge of $19.4 million ($29.0 million in the fourth quarter of 1992) because of a reduction in the carrying value of its inventories caused principally by prevailing lower prices for alumina, primary aluminum, and fabricated products.

     Bauxite and Alumina -- This segment's operating loss in 1993 was $4.5 million, compared with income of $62.6 million in 1992 and $150.0 million in 1991. In 1993 compared with 1992, operating income was adversely affected principally due to a decrease in average realized prices for alumina, which more than offset above-market prices for virtually all of its excess alumina sold forward in prior periods under long-term contracts. In 1992 compared to 1991, operating income was adversely affected by a decrease in average realized prices for alumina, which more than offset higher alumina shipments and above-market prices for significant quantities of alumina sold forward in prior periods under long-term contracts.

     Aluminum Processing -- This segment's operating loss was $46.3 million in 1993, compared with income of $104.9 million in 1992. This decrease was caused principally by reduced shipments and lower average realized prices of primary aluminum products which more than offset increased shipments of fabricated products. In 1993, KACC implemented a restructuring plan for its flat-rolled products operation at its Trentwood plant in response to overcapacity in the aluminum rolling industry, flat demand in the U.S. can stock market, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. Additionally, KACC implemented a plan to discontinue its casting operations, which include three facilities located in Ohio. This entire restructuring is expected to be completed by the end of 1995 and will affect approximately 670 employees. The pre-tax charge for this restructuring of $35.8 million includes $25.2 million for pension, severance, and other termination benefits; $4.7 million for a writedown of the casting facilities to net realizable value; $3.3 million for estimated 1994 casting operating losses until the date of closure or sale; and $2.6 million for various other items. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented. Other contributing factors were lower production at the Company's smelters in the Pacific Northwest in 1993 as a result of the removal of three reduction potlines from production at those smelters in January 1993 in response to the Bonneville Power Administration's (the "BPA") reduction during the first quarter of 1993 of the amount of power it normally provides to the Company, and the increased cost of substitute power in such quarter. In 1993, the Company's average realized price from sales of primary aluminum was approximately $.56 per pound, compared to the average Midwest United States transaction price of approximately $.54 per pound during such period. In both 1993 and 1992, the Company realized above-market prices for significant quantities of primary aluminum sold forward in prior periods under long-term contracts. Operating income for the aluminum processing segment was $104.9 million in 1992, a decrease of 30% from $150.2 million in 1991. Operating income in 1992 was adversely affected by a decrease in average realized prices for primary aluminum and most fabricated aluminum products, partially offset by increased shipments. In both 1992 and 1991, the Company realized above-market prices for significant quantities of primary aluminum sold forward in prior periods under long-term contracts.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------

     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Corporate -- Corporate operating expenses of $72.3 million, $77.3 million, and $84.4 million in 1993, 1992, and 1991, respectively, represented corporate general and administrative expenses which were not allocated to segments.

        Income (Loss) Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles
     Loss before extraordinary loss and cumulative effect of changes in accounting principles in 1993 was $117.6 million, compared with income of $29.6 million in 1992. This decrease resulted from the lower operating income previously described and approximately $10.8 million of other pre-tax charges, principally related to establishing additional litigation and environmental reserves. Other income remained about the same in 1992 and 1991, as approximately $14.0 million of income for non-recurring adjustments to previously recorded liabilities and reserves in the fourth quarter of 1992 approximately equaled the receipt of a $12.0 million fee in the first quarter of 1991 from the Company's minority partner in Alpart in consideration for the execution of an expansion agreement for the Alpart alumina refinery.

     Income before extraordinary loss and cumulative effect of changes in accounting principles in 1992 was $29.6 million, a decrease of 76% from $124.7 million in 1991. This decrease resulted from the lower operating income previously described, partially offset by an increase in other income principally due to approximately $14.0 million of income for non-recurring adjustments to previously recorded liabilities and reserves in the fourth quarter of 1992.

        Net Income (Loss)
     The Company reported a net loss of $647.3 million in 1993, compared with net income of $29.6 million in 1992 and $124.7 million in 1991. The principal reasons for the earnings decline in 1993 compared with 1992 were the cumulative effect of changes in accounting principles of $507.9 million related to the adoption of Statements of Financial Accounting Standards No. 106, 112, and 109 (see Note 1 of the Notes to Consolidated Financial Statements), the extraordinary loss on early extinguishment of debt of $21.8 million, and the operating losses described above.


     The principal reason for the earnings decline in 1992 compared with 1991 was the decrease in average realized prices for alumina, primary aluminum, and most fabricated products, partially offset by an increase in shipments of such products.

     Financial Condition and Capital Spending

        Capital Structure
     On February 17, 1994, the Company and its parent, Kaiser Aluminum Corporation ("Kaiser"), entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), the Bank of America National Trust and Savings Association, and certain other lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced the credit agreement entered into in December 1989 by the Company and Kaiser with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement") and consists of a $250.0 million five-year secured, revolving line of credit, scheduled to mature in 1999. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $250.0 million or a borrowing base relating to eligible

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     -------------------------------------------------------------------

     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     accounts receivable plus eligible inventory. The Company will record a pre-tax extraordinary loss of approximately $8.3 million in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement. As of February 24, 1994, the amount outstanding under the 1994 Credit Agreement was $67.4 million of letters of credit. The 1994 Credit Agreement is unconditionally guaranteed by the all significant subsidiaries of KACC which were guarantors of KACC's obligations under the 1989 Credit Agreement and by Kaiser.
     Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate (as defined) plus 1-1/2 % or (ii) LIBO Rate (Reserve Adjusted) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1 % (non-cumulatively), based upon a financial test, determined quarterly.

     The 1994 Credit Agreement requires KACC to maintain certain financial covenants and places restrictions on the Company's and KACC's ability to, among other things, incur debt and liens, make investments, pay common stock dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The 1994 Credit Agreement is secured by, among other things, (i) mortgages on KACC's major domestic plants (excluding the Gramercy plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of KACC and certain of its subsidiaries; (iii) a pledge of all the stock of KACC owned by Kaiser; and (iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

     On February 17, 1994, Kaiser consummated the public offering of 8,000,000 shares of its 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). The net proceeds from the sale of the shares of PRIDES were approximately $90.6 million. Kaiser used such net proceeds to make a non-interest bearing loan to KACC in a principal amount equal to $30.0 million (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES will be mandatorily converted into shares of Kaiser's common stock), evidenced by an intercompany note, and used the balance of such net proceeds to make a capital contribution to KACC in the amount of approximately $60.6 million. In connection with the PRIDES offering, Kaiser granted the underwriters an over allotment option for up to 1,200,000 of such shares.

     Concurrent with the offering of the PRIDES, on February 17, 1994, KACC issued $225.0 million of its 9-7/8% Senior Notes due 2002 (the "Senior Notes"). The net proceeds of the offering of the Senior Notes were used to reduce outstanding borrowings under the Revolving Credit Facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

     The offering of the PRIDES, the concurrent issuance of the Senior Notes, and the replacement of the 1989 Credit Agreement are the final steps of a comprehensive refinancing plan which the Company and Kaiser began in January 1993 which extended the maturities of the Company's outstanding indebtedness, enhanced its liquidity, and raised new equity capital.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------

     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     At December 31, 1993, the Company's total consolidated indebtedness was $729.4 million, compared to $795.8 million at December 31, 1992.
     As of December 31, 1992, the Company's long-term indebtedness consisted principally of $321.7 million aggregate amount of the 14-
     1/4% Senior Subordinated Notes due 1995 (the "14-1/4% Notes") and the 1989 Credit Agreement. KACC refinanced the 14-1/4% Notes through the issuance in February 1993 of $400.0 million aggregate principal amount of the 12-3/4% Senior Subordinated Notes due 2003 (the "12-3/4%
     Notes"). The net proceeds from the sale of the 12-3/4% Notes were used to retire $321.7 million aggregate principal amount of, and pay premiums on, the 14-1/4% Notes, to prepay $18.0 million of the term loan under the 1989 Credit Agreement, and to reduce outstanding borrowings under the Revolving Credit Facility of the 1989 Credit Agreement. These transactions resulted in a pre-tax extraordinary loss of approximately $33.0 million in the first quarter of 1993
     ($21.8 million after taxes), consisting primarily of the write-off of unamortized discount and deferred financing costs related to the 14-1/4% Notes and the payment of premiums on the 14-1/4% Notes.

     The obligations of KACC with respect to the Senior Notes and the 12-3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of KACC. The indentures governing the Senior Notes and the 12-3/4% Notes and the 1994 Credit Agreement restricts, among other things, Kaiser's and KACC's ability, to incur debt, undertake transactions with affiliates, and pay dividends.

     To increase its equity capital, Kaiser consummated a public offering of its $.65 Depositary Shares in June 1993, each representing one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares") pursuant to which it realized net cash proceeds of approximately $119.3 million. In connection with the offering of the $.65 Depositary Shares, Kaiser made a non-interest bearing loan to KACC in the principal amount of $37.8 million (the aggregate dividends scheduled to accrue on the Series A Shares from the issuance date until the date on which the outstanding Series A Shares mandatorily convert into shares of Kaiser's common stock). The loan is evidenced by an intercompany note which matures on June 29, 1996, and is payable in quarterly installments. As of December 31, 1993, the aggregate principal amount of such intercompany note was $31.5 million.

        Cash from Operations
     Cash provided by operations was $25.3 million in 1993, compared with $28.0 million in 1992 and $143.7 million in 1991. The decrease in 1992 compared with 1991 was primarily because of the decline in net income and a $66.3 million decrease in previously withdrawn equity resulting from the excess of current market value over the premiums paid in certain option contracts.

        Capital Expenditures
     The Company's capital expenditures of approximately $300.2 million (of which $42.6 million was funded by the Company's minority partners in certain foreign joint ventures) during the three years ended December 31, 1993, were made primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures were $67.7 million in 1993, compared with $114.4 million in 1992 and $118.1 million in 1991 (of which $9.4, $17.1, and $16.1 million were funded by the minority partners in certain foreign joint ventures in 1993, 1992, and 1991, respectively). Total consolidated capital expenditures (of which approximately 5% is expected to be funded by the minority partners in certain foreign joint ventures) are expected to be in the range of $50.0 to $75.0 million per year in the years 1994-1996.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------------
     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Debt Service and Capital Expenditure Requirements
     The Company expects that it will be able to satisfy its debt service and capital expenditure requirements through at least December 31, 1995, from cash flows generated by operations and, to the extent necessary, from borrowings under the 1994 Credit Agreement.

        Dividends and Distributions
     The declaration and payment of dividends by the Company and Kaiser on their shares of common stock is subject to certain covenants contained in the 1994 Credit Agreement and, in the case of the Company, the Senior Note Indenture and the 12-3/4% Note Indenture. The 1994 Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock. The declaration and payment of dividends by Kaiser on the shares of the Series A Shares and the PRIDES is expressly permitted by the terms of the 1994 Credit Agreement to the extent Kaiser receives payments on the intercompany notes or certain other permitted distributions from the Company.

        Other Obligations
     In December 1992, KACC entered into an installment sale agreement (the "Sale Agreement") with the Parish of St. James, Louisiana (the "Louisiana Parish"), pursuant to which the Louisiana Parish issued $20.0 million aggregate principal amount of its 7-3/4% Bonds due August 1, 2022 (the "Bonds"), to finance the construction of certain solid waste disposal facilities at KACC's Gramercy plant. The proceeds from the sale of the Bonds were deposited into a construction fund and may be withdrawn, from time to time, pursuant to the terms of the Sale Agreement and the Bond indenture. At December 31, 1993, $10.8 million remained in the construction fund. The Sale Agreement requires KACC to make payments to the Louisiana Parish in installments due on the dates and in the amounts required to permit the Louisiana Parish to satisfy all of its payment obligations under the Bonds.

     The Company has historically participated in various raw material joint ventures outside the United States. At December 31, 1993, the Company was unconditionally obligated for $73.6 million of indebtedness of one such joint venture affiliate.

        Environmental Contingencies

     The Company and Kaiser are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based upon KACC's evaluation of these and other environmental matters, KACC has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 1993, 1992, and 1991:

     (In millions of dollars)                  1993       1992     1991
     -------------------------------------------------------------------
     Balance at beginning of period          $ 46.4    $ 51.5    $ 57.7
     Additional amounts                         1.7       4.5       7.8
     Less expenditures                         (7.2)     (9.6)    (14.0)
                                             ------    ------    ------
     Balance at end of period                $ 40.9    $ 46.4    $ 51.5
                                             ======    ======    ======

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     These environmental accruals represent KACC's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology, and KACC's assessment of the likely remediation action to be taken. KACC expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to the environmental accrual will be approximately $4.0 to $8.0 million for the years 1994 through 1998 and an aggregate of approximately $12.8 million thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals by amounts which cannot presently be estimated. While uncertainties are inherent in the ultimate outcome of these matters and it is impossible to presently determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

        Asbestos Contingencies
     KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years.

     At year-end 1993, the number of such lawsuits pending was approximately 23,400 (approximately 11,400 of which were received in 1993). The number of such lawsuits instituted against KACC increased substantially in 1993, and management believes the number of such lawsuits will continue at approximately the same rate for the next few years.

     In connection with such litigation, during 1993, 1992, and 1991, KACC made cash payments for settlement and other related costs of $7.0, $7.1, and $6.1 million, respectively. Based upon prior experience, KACC estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 million for the years 1994 through 1998, and an aggregate of approximately $88.4 million thereafter through 2006. Based upon past experience and reasonably anticipated future activity, KACC has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2006. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2006 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate (5.25% at December 31, 1993). Accordingly, an accrual of $102.8 million for asbestos-related expenditures is included primarily in Long-term liabilities at December 31, 1993. The aggregate amount of the undiscounted liability at December 31, 1993, of $141.5 million, before considerations for insurance recoveries, reflects an increase of $56.6 million from the prior year, resulting primarily from an increase in claims filed during 1993 and the Company's belief that the number of such lawsuits will continue at approximately the same rate for the next few years.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------
     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from one of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $94.0 million determined on the same basis as the asbestos-related cost accrual are recorded primarily in Other assets as of December 31, 1993.

     Based upon the factors discussed in the two preceding paragraphs, management currently believes that there is no more than a remote possibility (under generally accepted accounting principles) that the Company's asbestos-related costs net of related insurance recoveries exceed those accrued as of December 31, 1993, and, accordingly, that the resolution of such uncertainties and the incurrence of such net costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.


     Income Tax Matters

        Tax Attribute Carryforwards
     At December 31, 1993, the Company had certain tax attribute carryforwards which may be utilized, subject to certain limitations, to reduce future income tax liabilities. See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the effects upon the Company's tax attribute carryforwards and carrybacks resulting from the offering of Kaiser's $.65 Depositary Shares in June 1993.

        Deferred Income Tax Assets
     As discussed in Note 7 of the Notes to Consolidated Financial Statements, the Company's net deferred income tax assets as of December 31, 1993, were $206.3 million. Approximately $82.3 million of these net deferred income tax assets relate to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes, based on the cyclical nature of its business, its history of prior operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided. The remaining portion of the Company's net deferred income tax assets at December 31, 1993, is approximately $124.0 million. A principal component of this amount is the tax benefit associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30- to 40-year period.
     If such deductions create or increase a net operating loss in any one year, the Company has the ability to carry forward such loss for 15 taxable years. For these reasons, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized despite the recent decline in profitability.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     ---------------------------------------------------------------------

     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Trends

     Exports from the Commonwealth of Independent States ("C.I.S."), additions to smelter capacities during the past several years, continued high operating rates, and other factors have contributed to a significant increase in primary aluminum inventories in the Western world. If Western world production and exports from the C.I.S. continue at current levels, primary aluminum inventory levels will increase further in 1994. The foregoing factors, among others, have contributed to a significant reduction in the market price of primary aluminum, and may continue to adversely affect the market price of primary aluminum in the future.

     Government officials from the European Union, the United States of America, Canada, Norway, Australia, and the Russian Federation met in a multilateral conference in January 1994 to discuss the current excess global supply of primary aluminum. All six participating governments have ratified as a trade agreement the resulting Memorandum which provides, in part, for (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and
     (iii) certain assistance to the Russian aluminum industry. A Russian Federation Trade Ministry official has publicly stated that the output reduction would remain in effect for 18 months to two years, provided that other worldwide production cutbacks occur, existing trade restrictions on aluminum are eliminated, and no new trade restrictions on aluminum are imposed. The Memorandum does not require specific levels of production cutbacks by other producing nations. There can be no assurance that the implementation of the Memorandum will adequately address the current oversupply of primary aluminum.

     If the Company's average realized sales prices in 1994 for substantial quantities of its primary aluminum and alumina were based on the current market price of primary aluminum, the Company would continue to sustain net losses in 1994, which would be expected to approximate the loss in 1993 ($81.5 million) before extraordinary loss and cumulative effect of changes in accounting principles, restructuring charges, reduction in the carrying value of inventories, and additions to litigation and environmental reserves as described in Notes 1 and 3 of the Notes to Consolidated Financial Statements.

     Effective October 1, 1993, an increase in the base rate the BPA charges to its direct service industry customers for electricity was adopted, which will increase the Company's production costs at the Mead and Tacoma smelters by approximately $15.0 million per year (approximately $11.3 million per year, based on the current operating rate of approximately 75% of full capacity). The rate increase is generally expected to remain in effect for two years.

        Sensitivity to Prices and Hedging Programs
     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Consequently, the Company has developed strategies to mitigate its exposure to possible further declines in the market prices of alumina and primary aluminum while retaining the ability to participate in favorable pricing environments that may materialize.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
      --------------------------------------------------------------------

     ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Alumina -- The Company has sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 1994, and a substantial portion of such excess alumina for 1995. Approximately 95% of 1994 sales and virtually all of 1995 sales were made at prices indexed to future prices of primary aluminum. Approximately 75% of 1994 sales were made at prices indexed to future prices of primary aluminum, but with minimum prices that exceed the Company's estimated cash production costs. The remainder of 1994 sales were made either at fixed prices that exceed the Company's estimated cash production costs, or are subject to prices indexed to future prices of primary aluminum but without minimum prices. Approximately 85% of 1995 sales were made at prices indexed to future prices of primary aluminum, but with minimum prices that exceed the Company's estimated cash production costs.

     Aluminum Processing -- As of the date of this report, the Company has sold forward at fixed prices approximately 75% of its primary aluminum in excess of its projected internal fabrication requirements in 1994 and approximately 55% of such surplus in 1995 at fixed prices that exceed the current market price of primary aluminum. Hedging programs already in place would allow the Company to participate in higher market prices, should they materialize, for approximately 40% of the Company's excess primary aluminum sold forward in 1994, and 100% of the Company's excess primary aluminum sold forward in 1995.

     In response to the low price of primary aluminum caused by the current surplus, a number of companies have closed smelting facilities. In addition, in response to certain power reductions undertaken by the BPA in the Pacific Northwest, a number of companies (including the Company) have curtailed or shut down production capacities at their smelter facilities in the Pacific Northwest. Furthermore, after continued assessment of its production levels in light of market prices, industry inventory levels, production costs, and user demand, on February 25, 1994, the Company announced that in April 1994 it will curtail approximately 9.3% of its primary aluminum current annual production capacity.

     Fabricated aluminum prices, which vary considerably among products, are heavily influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to six months. A significant portion of the Company's fabricated product shipments consist of body, lid, and tab stock for the beverage container market. The Company may not be able to receive increases in primary aluminum prices from its can stock customers as promptly as in the recent past because of competition from other aluminum producers and because of excess supply in the industry. The Company also ships fabricated products to customers in the aerospace market. Aluminum demand in the aerospace market is decreasing as a result of the structural contraction of the defense industry caused by the end of the Cold War. In addition, the commercial aerospace market is experiencing a cyclical downturn in business due to the recent economic recessions in the United States, Canada, Australia, and the United Kingdom, and slow economic growth in other countries.

   KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page
                                                       ----
        Report of Independent Public Accountants.. . .  32

        Consolidated Balance Sheets . .. . .. . .. . .  33

        Statements of Consolidated Income. .. . .. . .  34

        Statements of Consolidated Cash Flows.. .. . .  35

        Notes to Consolidated Financial Statements . .  36

        Five-Year Financial Data .. . .. . .. . .. . .  62

        Quarterly Financial Data .. . .. . .. . .. . .  64

        Schedule II    -   Amounts Receivable from
                           Related  Parties and
                           Underwriters, Promoters,
                           and Employees Other Than
                           Related Parties.  . .  . .   65

        Schedule V     -   Consolidated Property,
                           Plant, and Equipment.  . .   66

        Schedule VI    -   Accumulated Depreciation,
                           Depletion, and
                           Amortization of
                           Consolidated Property,
                           Plant, and Equipment.  . .   67

        Schedule IX    -   Consolidated Short-
                           Term Borrowings.  . .  . .   68

        Schedule X     -   Supplementary
                           Consolidated Income
                           Statement Information. . .  . .   69

All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

   KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum & Chemical Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As explained in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes.



ARTHUR ANDERSEN & CO.
San Francisco, California
February 24, 1994

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
    ---------------------------------------------------------------------

                                                                                December 31,
                                                                       --------------------
     (In millions of dollars, except share amounts)                        1993         1992
     --------------------------------------------------------------------------------------
     Assets
     Current assets:
         Cash and cash equivalents                                     $   14.2    $    18.5
         Receivables:
             Trade, less allowance for doubtful
                receivables of $2.9 in 1993 and $3.0 in 1992              156.1        174.0
             Other                                                         79.9         97.1
         Inventories                                                      426.9        439.9
         Prepaid expenses and other current assets                         60.7         37.0
                                                                       --------     --------
             Total current assets                                         737.8        766.5

     Investments in and advances to unconsolidated affiliates             183.2        150.1
     Property, plant, and equipment - net                               1,163.7      1,066.8
     Deferred income taxes                                                210.3
     Other assets                                                         233.2        190.4
                                                                       --------     --------
             Total                                                     $2,528.2     $2,173.8
                                                                       ========     ========
     Liabilities and Stockholders' Equity
     Current liabilities:
         Accounts payable                                              $  126.3     $  136.6
         Accrued interest                                                  23.6         4.6
         Accrued salaries, wages, and related expenses                     56.1         84.4
         Accrued postretirement benefit
            obligation -- current portion                                  47.6
         Other accrued liabilities                                        133.1        120.9
         Payable to affiliates                                             62.4         78.5
         Short-term borrowings                                               .5          4.8
         Long-term debt -- current portion                                  8.7         25.9
         Note payable to parent -- current portion                         12.6
                                                                       --------     --------
             Total current liabilities                                    470.9        455.7

     Long-term liabilities                                                501.7         281.7
     Accrued postretirement benefit obligation                            713.1
     Long-term debt                                                       720.2         765.1
     Note payable to parent                                                18.9
     Minority interests                                                    69.7          70.1
     Redeemable preference stock -- aggregate liquidation value
        of $54.1 in 1993 and $58.2 in 1992                                 33.6          32.8
     Stockholders' equity:
         Preference stock -- cumulative and convertible, par value
         $100, authorized 1,000,000 shares; issued and outstanding,
         24,039 and 26,006 in 1993 and 1992                                 1.8          2.0
         Common stock, par value 33-1/3 cents, authorized
            100,000,000 shares; issued and outstanding,
            46,171,365 shares in 1993 and 1992                             15.4         15.4
         Additional capital                                             1,471.2      1,255.6
         Retained earnings (accumulated deficit)                         (165.2)       487.9
         Additional minimum pension liability                             (21.6)        (6.7)
         Less:  Note receivable from parent                            (1,301.5)    (1,185.8)
                                                                       --------     --------
             Total stockholders' equity                                      .1        568.4
                                                                       --------     --------
             Total                                                     $2,528.2     $2,173.8
                                                                       ========     ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
               STATEMENTS OF CONSOLIDATED INCOME (LOSS)
     ----------------------------------------------------------------------

                                                                    Year Ended December 31,
                                                               --------------------------------
     (In millions of dollars)                                      1993        1992        1991
     ------------------------------------------------------------------------------------------
     Net sales                                                 $1,719.1    $1,909.1    $2,000.8
                                                               --------    --------    --------
     Costs and expenses:
        Cost of products sold                                   1,587.7     1,619.3     1,594.2
        Depreciation                                               97.1        80.3        73.2
        Selling, administrative, research
          and development, and general                            121.6       119.3       117.6
        Restructuring of operations                                35.8
                                                               --------    --------    --------
           Total costs and expenses                             1,842.2     1,818.9     1,785.0
                                                               --------    --------    --------

     Operating income (loss)                                     (123.1)       90.2       215.8

     Other income (expense):
       Interest and other income - net                             (1.5)       16.9        16.4
       Interest expense                                           (84.2)      (78.7)      (82.7)
                                                               --------    --------    --------
     Income (loss) before income taxes, minority interests,
       extraordinary loss, and cumulative effect of changes
       in accounting principles                                  (208.8)       28.4       149.5

     Credit (provision) for income taxes                           86.9        (5.3)      (32.4)
     Minority interests                                             4.3         6.5         7.6
                                                               --------    --------    --------
     Income (loss) before extraordinary loss and cumulative
       effect of changes in accounting principles                (117.6)       29.6       124.7

     Extraordinary loss on early extinguishment of debt,
        net of tax benefit of $11.2                               (21.8)

     Cumulative effect of changes in accounting principles,
        net of tax benefit of $237.7                             (507.9)
                                                               --------    --------    --------

     Net income (loss)                                          $(647.3)   $   29.6    $  124.7
                                                               ========    ========    ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES STATEMENTS OF CONSOLIDATED CASH FLOWS
     ---------------------------------------------------------------------

                                                                                       Year Ended December 31,
                                                                                ---------------------------------
     (In millions of dollars)                                                       1993        1992         1991
     ------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
        Net income (loss)                                                       $ (647.3)   $    29.6    $  124.7
        Adjustments to reconcile net income (loss)
           to net cash provided by operating activities
              Depreciation                                                          97.1         80.3        73.2
              Amortization of deferred financing costs and
                 discount on long-term debt                                         11.2         11.5        10.7
              Non-cash postretirement benefit expenses other than pensions          19.2
              Restructuring of operations                                           35.8
              Minority interests                                                    (4.3)        (6.5)       (7.6)
              Extraordinary loss on early extinguishment of debt -- net             21.8
              Cumulative effect of changes in accounting principles -- net         507.9
              (Decrease) increase in accrued and deferred income taxes             (96.4)         3.5        10.1
              Equity in losses of unconsolidated affiliates                          3.3          1.9        19.5
              Recognition of previously deferred income
                from a forward alumina sale                                          (.6)       (25.7)      (42.0)
              Increase (decrease) in accrued interest                               19.2          (.3)       (1.9)
              Incurrence of financing costs                                        (12.7)        (5.5)       (5.9)
              Increase in receivables                                               (6.2)       (58.6)       (2.7)
              Decrease in inventories                                               13.0         58.7        25.3
              Decrease (increase) in prepaid expenses and other current assets       7.4          7.6       (38.3)
              Increase (decrease) in accounts payable,
                 payable to affiliates, and accrued liabilities                     46.9        (92.8)      (33.8)
              Other                                                                 10.0         24.3        12.4
                                                                                --------     --------    --------
                 Net cash provided by operating activities                          25.3         28.0       143.7
                                                                                --------     --------     --------

     Cash flows from investing activities:
        Net proceeds from disposition of property and investments                   13.1         26.1         8.8
        Capital expenditures                                                       (67.7)      (114.4)     (118.1)
                                                                                --------     --------    --------
                 Net cash used for investing activities                            (54.6)       (88.3)     (109.3)
                                                                                --------     --------     --------
     Cash flows from financing activities:
        Repayments of long-term debt, including revolving credit                (1,134.5)      (221.4)     (533.3)
        Borrowings of long-term debt, including revolving credit                 1,068.1        303.8       575.9
        Borrowings from MAXXAM Group Inc. (see supplemental disclosure below)       15.0
        Tender premiums and other costs of early extinguishment of debt            (27.1)
        Net short-term (payments) borrowings                                        (4.3)        (1.5)        6.7
        Borrowings from MAXXAM Inc.                                                               2.5
        Net borrowings from parent                                                  31.5
        Dividends paid                                                              (1.0)       (12.8)      (94.9)
        Capital stock issued                                                                                 23.3
        Redemption of preference stock                                              (4.2)        (7.3)      (20.4)
        Capital contribution                                                        81.5
                                                                                --------     --------    --------
           Net cash provided by (used for) financing activities                     25.0         63.3       (42.7)
                                                                                --------     --------    --------
     Net increase (decrease) in cash and cash equivalents during the year           (4.3)         3.0        (8.3)
     Cash and cash equivalents at beginning of year                                 18.5         15.5        23.8
                                                                                --------     --------    --------
     Cash and cash equivalents at end of year                                   $   14.2     $   18.5    $   15.5
                                                                                ========     ========    ========
     Supplemental disclosure of cash flow information:
        Interest paid, net of capitalized interest                              $   53.7     $  68.1     $   74.5
        Income taxes paid                                                           13.5         1.8         20.9
        Tax allocation payments to MAXXAM                                                       28.1         39.1

     Supplemental disclosure of non-cash financing activities:
        Contribution to capital of the borrowings from MAXXAM Group Inc.            15.0

     The accompanying notes to consolidated financial statements are an integral part of these statements.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     --------------------------------------------------------------------

     (In millions of dollars, except share amounts)
     --------------------------------------------------------------------

     1.   Summary of Significant Accounting Policies

        Principles of Consolidation
     The consolidated financial statements include the statements of Kaiser Aluminum & Chemical Corporation ("KACC" or the "Company") and its majority owned subsidiaries. Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. Intercompany balances and transactions are eliminated. The Company is a wholly owned subsidiary of Kaiser Aluminum Corporation ("Kaiser") which is a subsidiary of MAXXAM Inc. ("MAXXAM"). Certain reclassifications of prior-year information were made to conform to the current presentation.

        Changes in Accounting Principles
     The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), as of January 1, 1993. The costs of postretirement benefits other than pensions and postemployment benefits are now accrued over the period employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the changes in accounting principles for the adoption of SFAS 106 and SFAS 112 were recorded as charges to results of operations of $497.7 and $7.3, net of related income taxes of $234.2 and $3.5, respectively. The new accounting standards had no effect on the Company's cash outlays for postretirement or postemployment benefits, nor did these one-time charges affect the Company's compliance with its existing debt covenants. The Company reserves the right, subject to applicable collective bargaining agreements and applicable legal requirements, to amend or terminate these benefits.

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as of January 1, 1993. The adoption of SFAS 109 changes the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). The asset and liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle reduced the Company's results of operations by $2.9.

        Cash and Cash Equivalents
     The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

        Inventories
     Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market. Replacement cost is not in excess of LIFO cost. Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor, and manufacturing overhead, including depreciation. Inventories consist of the following:

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     --------------------------------------------------------------------

     (In millions of dollars, except share amounts)
     --------------------------------------------------------------------

                                                              December 31,
                                                            ----------------
                                                              1993      1992
     -----------------------------------------------------------------------
     Finished fabricated products                           $ 83.7    $ 91.2
     Primary aluminum and work in process                    141.4     128.7
     Bauxite and alumina                                      94.0     107.4
     Operating supplies and repair
        maintenance parts                                    107.8     112.6
                                                            ------    ------
                                                            $426.9    $439.9
                                                            ======    ======

     The Company recorded pre-tax charges of approximately $19.4 in 1993 and $29.0 in 1992 because of a reduction in the carrying values of its inventories caused principally by prevailing lower prices for alumina, primary aluminum, and fabricated products. The 1992 amount includes a LIFO inventory liquidation of $10.2.

        Depreciation
     Depreciation is computed principally by the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The principal estimated useful lives by class of assets are:

     ---------------------------------------------------------------------
     Land improvements                                        8 to 25 years
     Buildings                                               15 to 45 years
     Machinery and equipment                                 10 to 22 years


        Other Income
     Other income in 1993 includes approximately $10.8 of pre-tax charges related principally to establishing additional litigation and environmental reserves in the fourth quarter. Other income in 1992 includes approximately $14.0 of pre-tax income for non-recurring adjustments to previously recorded liabilities and reserves in the fourth quarter. Included in interest and other income in 1991 is the receipt of a $12.0 fee in the first quarter from the Company's minority partner in consideration for the execution of an expansion agreement for the Alumina Partners of Jamaica ("Alpart") alumina refinery. The agreement provides for a program of expansion and modernization of Alpart at the existing ownership interest of 65% for KACC and 35% for KACC's minority partner. The prior expansion agreement provided for expansion rights of 75% for KACC and 25% for KACC's minority partner.

        Futures Contracts and Options
     The Company periodically enters into forward foreign exchange, commodity futures, and commodity and currency option contracts, which are primarily accounted for as hedges of its revenues and costs. The gains and losses on these contracts are reflected in earnings concurrently with the hedged revenues or costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions. At December 31, 1993, the net fair market value of the Company's position in these contracts was not material.

        Deferred Financing Costs
     Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing.

       Foreign Currency
     The Company uses the United States dollar as the functional currency for its foreign operations.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     --------------------------------------------------------------------

     (In millions of dollars, except share amounts)
    ----------------------------------------------------------------------

       Fair Value of Financial Instruments
     Unless otherwise disclosed, the carrying amount of all financial instruments is a reasonable estimate of fair value.


     2.   Pro Forma Financial Information

     On February 17, 1994, Kaiser completed an equity offering of preferred stock (see Note 10), and KACC completed a refinancing which included the issuance of $225.0 of Senior Notes and the signing of the 1994 Credit Agreement (see Note 6). The following unaudited pro forma information reflects the effects of these transactions as if they had occurred on December 31, 1993.

     ----------------------------------------------------------------------
     Current assets                                                $  844.4
     Non-current assets                                             1,799.6
     Current liabilities                                              473.5
     Long-term debt                                                   755.7
     Stockholders'  equity                                              54.5


     3.   Restructuring of Operations

     In 1993, KACC implemented a restructuring plan for its flat-rolled products operation at its Trentwood plant in response to overcapacity in the aluminum rolling industry, flat demand in the U.S. can stock market, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. Additionally, KACC implemented a plan to discontinue its casting operations, which include three facilities located in Ohio. This entire restructuring is expected to be completed by the end of 1995 and will affect approximately 670 employees. The pre-tax charge for this restructuring of $35.8 includes $25.2 for pension, severance, and other termination benefits; $4.7 for a write-down of the casting facilities to net realizable value; $3.3 for estimated 1994 casting operating losses until the date of closure or sale; and $2.6 for various other items.

     4.   Investments In and Advances To Unconsolidated Affiliates

     Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey Aluminium Limited ("Anglesey") (49.0% owned), and Kaiser Jamaica Bauxite Company (49.0% owned). The equity in earnings (losses) before income taxes of such operations are treated as a reduction (increase) in cost of products sold. At December 31, 1993 and 1992, KACC's net receivables from these affiliates were not material.

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 ------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

Summary of Combined Financial Position

                                                                             December 31,
                                                                       ------------------
                                                                         1993        1992
     ------------------------------------------------------------------------------------
     Current assets                                                    $312.3      $295.0
     Property, plant, and equipment -- net                              371.1       389.4
     Other assets                                                        46.3        49.9
                                                                       ------      ------
         Total assets                                                  $729.7      $734.3
                                                                       ======      ======

     Current liabilities                                               $130.4      $132.8
     Long-term debt                                                     290.0       275.0
     Other liabilities                                                   17.8        20.0
     Stockholders' equity                                               291.5       306.5
                                                                       ------      ------
         Total liabilities and stockholders' equity                    $729.7      $734.3
                                                                       ======      ======

     Summary of Combined Operations

                                                               Year Ended December 31,
                                                          --------------------------------
                                                              1993        1992        1991
     -------------------------------------------------------------------------------------
     Net sales                                            $ 510.3     $ 586.6     $ 589.0
     Costs and expenses                                    (527.2)     (586.7)     (630.7)
     Provision for income taxes                               1.9         6.9         9.5
                                                          -------     -------     -------
     Net income (loss)                                    $ (15.0)    $   6.8     $ (32.2)
                                                          =======     =======     =======
     Company's equity in losses                           $  (3.3)    $  (1.9)    $ (19.5)
                                                          =======     =======     =======

     The Company's equity in losses differs from the summary net income
     (loss) due to various percentage ownerships in the entities and equity method accounting adjustments.

     At December 31, 1993, KACC's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $80.7. The Company is amortizing this amount over a 12-year period, which results in an annual amortization charge of approximately $11.9. The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as financing, management, and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $206.6, $219.4, and $238.7 in the years ended December 31, 1993, 1992, and 1991, respectively. No dividends were received from investees in the three years ended December 31, 1993. See Note 7 for the impact of the adoption of SFAS 109 in 1993.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------


     5.   Property, Plant, and Equipment

     The major classes of property, plant, and equipment are as follows:

                                                                            December 31,
                                                                     ----------------------
                                                                          1993        1992
     -------------------------------------------------------------------------------------
     Land and improvements                                            $  135.1    $  123.8
     Buildings                                                           194.8       164.1
     Machinery and equipment                                           1,223.0     1,010.7
     Construction in progress                                             64.9        70.3
                                                                      --------    --------
                                                                       1,617.8     1,368.9
     Accumulated depreciation                                            454.1       302.1
                                                                      --------    --------
         Property, plant, and equipment -- net                        $1,163.7    $1,066.8
                                                                      ========    ========


     See Note 7 for the impact of the adoption of SFAS 109 in 1993.


     6.   Long-Term Debt

     Long-term debt and its maturity schedule are as follows:



                                                                                                             December 31,
                                                                                                  1999    ----------------
                                                                                                   and      1993      1992
                                                        1994    1995    1996    1997    1998     After     Total     Total
     ---------------------------------------------------------------------------------------------------------------------
     1989 Credit Agreement (6.59% at
        December 31, 1993)
           Revolving Credit Facility                                                            $188.0    $188.0    $290.0
           Term Loan                                                                                                  36.6
     Pollution Control and Solid Waste Disposal
        Facilities Obligations (6.00%-7.75%)          $  1.1   $ 1.2  $  1.2  $  1.3  $  1.3      33.1      39.2      40.0
     Alpart CARIFA Loan (fixed and variable rates)                                                60.0      60.0      60.0
     Alpart Term Loan (8.95%)                            6.3     6.2     6.3     6.2                        25.0      31.3
     12-3/4% Senior Subordinated Notes                                                           400.0     400.0
     14-1/4% Senior Subordinated Notes                                                                               320.5
     Other borrowings (fixed and variable rates)         1.3     3.7     1.5     1.5     7.8        .9      16.7      12.6
                                                      ------  ------  ------  ------  ------    ------    ------    ------
     Total                                            $  8.7  $ 11.1  $  9.0  $  9.0  $  9.1    $682.0     728.9     791.0
                                                      ======  ======  ======  ======  ======    ======
     Less current portion                                                                                    8.7      25.9
                                                                                                          ------    ------
         Long-term debt                                                                                   $720.2    $765.1
                                                                                                          ======    ======

        1994 Credit Agreement
     On February 17, 1994, the Company and Kaiser entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced the 1989 Credit Agreement (as defined below) and consists of a $250.0 five-year secured, revolving line of credit, scheduled to mature in 1999. The Company

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $250.0 or a borrowing base relating to eligible accounts receivable plus eligible inventory. The Company will record a pre-tax extraordinary loss of approximately $8.3 in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement. As of February 24, 1994, the amount outstanding under the 1994 Credit Agreement was $67.4 of letters of credit. The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by all significant subsidiaries of KACC which were guarantors of KACC's obligations under the 1989 Credit Agreement. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate (as defined) plus 1-1/2% or (ii) LIBO Rate (Reserve Adjusted) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based upon a financial test, determined quarterly.

     The 1994 Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's and Kaiser's ability to, among other things, incur debt and liens, make investments, pay common stock dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The 1994 Credit Agreement is secured by, among other things, (i) mortgages on KACC's major domestic plants (excluding the Gramercy plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of KACC and certain of its subsidiaries; (iii) a pledge of all the stock of KACC owned by Kaiser; and (iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

        The 1989 Credit Agreement
     The Company and Kaiser entered into a credit agreement with a
     syndicate of commercial banks and other financial institutions.   This
     agreement was composed of a Revolving Credit Facility, a five-year Term Loan, and certain other agreements (as amended, the "1989 Credit Agreement"). The obligations of KACC in respect of the credit facilities were guaranteed by Kaiser, and by a number of wholly owned subsidiaries of KACC.

     The Revolving Credit Facility under the 1989 Credit Agreement provided for loans not to exceed the lesser of $350.0 or a borrowing base relating to the amount of eligible accounts receivable and eligible inventory of KACC and certain of its subsidiaries. Up to $50.0 of availability under the Revolving Credit Facility could have been used for letters of credit. As of December 31, 1993, $113.6 of borrowing capacity was unused under the Revolving Credit Facility of the 1989 Credit Agreement (of which $12.8 could also have been used for letters of credit). The five-year Term Loan component of the 1989 Credit Agreement, which was originally to be repaid in ten equal semi-annual installments commencing May 31, 1990, was prepaid in June 1993.

        Senior Notes
     Concurrent with the offering by Kaiser of its 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES") on February 17, 1994 (see
     Note 9), KACC issued $225.0 of its 9-7/8% Senior Notes due 2002 (the "Senior Notes"). The net proceeds of the offering of the Senior Notes were used to reduce outstanding borrowings under the Revolving Credit Facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------


       Senior Subordinated Notes
     On February 1, 1993, KACC issued $400.0 of 12-3/4% Senior Subordinated Notes due 2003 (the "12-3/4% Notes"). The net proceeds from the sale of the 12-3/4% Notes were used to retire the 14-1/4% Senior Subordinated Notes due 1995 (the "14-1/4% Notes"), to prepay $18.0 of the Term Loan, and to reduce outstanding borrowings under the Revolving Credit Facility. These transactions resulted in a pre-tax extraordinary loss of approximately $33.0 in the first quarter of 1993, consisting primarily of the write-off of unamortized discount and deferred financing costs related to the 14-1/4% Notes and the payment of premiums on the 14-1/4% Notes.

     The obligations of KACC with respect to the Senior Notes and the 12-3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of KACC. The indentures governing the Senior Notes and the 12-3/4% Notes restrict, among other things, KACC's ability to incur debt, undertake transactions with affiliates, and pay dividends.

        Gramercy Revenue Bonds
     In December 1992, KACC entered into an installment sale agreement (the "Sale Agreement") with the Parish of St. James, Louisiana (the "Louisiana Parish"), pursuant to which the Louisiana Parish issued $20.0 aggregate principal amount of its 7-3/4% Bonds due August 1, 2022 (the "Bonds") to finance the construction of certain solid waste disposal facilities at KACC's Gramercy plant. The proceeds from the sale of the Bonds were deposited into a construction fund and may be withdrawn, from time to time, pursuant to the terms of the Sale Agreement and the Bond indenture. At December 31, 1993, $10.8 remained in the construction fund. The Sale Agreement requires KACC to make payments to the Louisiana Parish in installments due on the dates and in the amounts required to permit the Louisiana Parish to satisfy all of its payment obligations under the Bonds.

       Alpart CARIFA Loan
     In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA") under which CARIFA loaned Alpart the proceeds from the issuance of CARIFA's industrial revenue bonds. The terms of the loan parallel the bonds' repayment terms. The $38.0 aggregate principal amount of Series A bonds matures on June 1, 2008. The Series A bonds bear interest at a floating rate of 87% of the applicable LIBID Rate (LIBOR less 1/8 of 1%) on $37.5 of the principal amount (2.9% at December 31, 1993) with the remaining $.5 bearing interest at a fixed rate of 6.35%. The $22.0 aggregate principal amount of Series B bonds matures on June 1, 2007, and bears interest at a fixed rate of 8.25%.

     Proceeds from the sale of the bonds were used by Alpart to refinance interim loans from the partners in Alpart, to pay eligible project costs for the expansion and modernization of its alumina refinery and related port and bauxite mining facilities, and to pay certain costs of issuance. Under the terms of the loan agreement, Alpart must remain a qualified recipient for Caribbean Basin Initiative funds as defined in applicable laws. Alpart has agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds. Alpart's obligations under the loan agreement are secured by a $64.2 letter of credit guaranteed by the partners in Alpart (of which $22.5 is guaranteed by the Company's minority partner in Alpart).

        Capitalized Interest
     Interest capitalized in 1993, 1992, and 1991 was $3.4, $4.4, and $4.2, respectively.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

        Fair Value Disclosure
     The fair value of the Company's long-term debt was approximately
     $734.1 and $806.8 at December 31, 1993 and 1992, respectively. For 1993, the fair value of the 12-3/4% Notes was estimated using the market value of such notes, or $401.0. For 1992, the estimated fair value of the 14-1/4% Notes was the amount used to retire the 14-1/4% Notes in February 1993, or $347.8. The fair value of all other long-term debt is based upon discounting the future cash flows using the current rate for debt of similar maturities and terms.


     7.   Income Taxes

     The adoption of SFAS 109 as of January 1, 1993, as discussed in Note 1, required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988. The restatement of the assigned values with respect to certain assets and liabilities recorded as a result of the acquisition and the recomputation of deferred income tax liabilities under SFAS 109 resulted in: (i) an increase of $144.6 in the net carrying value of property, plant, and equipment; (ii) an increase of $47.8 in investments in and advances to unconsolidated affiliates; (iii) an increase of $126.7 in deferred income tax liabilities (a substantial portion of which has been netted against deferred income tax assets on the Consolidated Balance Sheet); (iv) a decrease of $2.5 in other assets; (v) an increase of $56.0 in long-term liabilities; and (vi) an increase of $10.1 in other liabilities. As a result of restating the assets and liabilities, as described above, the loss before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles for the year ended December 31, 1993, was increased by $9.3.

     Concurrent with the adoption of SFAS 109, the Company implemented changes in its accounting method for postretirement benefits and postemployment benefits pursuant to SFAS 106 and SFAS 112 (see Notes 1 and 8). The pre-tax cumulative effect of changes in accounting principles relating to SFAS 106 and SFAS 112 was a charge of $742.7. These accounting principles changes resulted in the recognition of deferred income tax assets of $237.7, net of valuation allowances. Income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles by geographic area is as follows:

                                                 Year Ended December 31,
                                               ---------------------------
                                                   1993     1992      1991
     ---------------------------------------------------------------------
     Domestic                                  $(232.3) $  (81.3)   $  23.3
     Foreign                                      23.5     109.7      126.2
                                               -------   -------    -------
        Total                                  $(208.8)  $  28.4    $ 149.5
                                               =======   =======    =======


     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     The credit (provision) for income taxes on income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles consists of:


                                      Federal   Foreign     State     Total
     ----------------------------------------------------------------------
     1993     Current                 $ 12.5    $ (7.9)   $  (.1)   $  4.5
              Deferred                  68.6      12.0       1.8      82.4
                                      ------    ------    ------    ------
                 Total                $ 81.1    $  4.1    $  1.7    $ 86.9
                                      ======    ======    ======    ======
     1992     Current                 $ (9.7)   $(11.4)   $  (.1)   $(21.2)
              Deferred                  13.1       3.3       (.5)     15.9
                                      ------    ------    ------    ------
                 Total                $  3.4    $ (8.1)   $  (.6)   $ (5.3)
                                      ======    ======    ======    ======
     1991     Current                 $(25.3)   $ (8.9)   $ (1.1)   $(35.3)
              Deferred                   1.9      (1.4)      2.4       2.9
                                      ------    ------    ------    ------
                 Total                $(23.4)   $(10.3)   $  1.3    $ 32.4)
                                      ======    ======    ======    ======


     The Omnibus Budget Reconciliation Act of 1993 (the "Act"), enacted on August 10, 1993, retroactively increased the maximum federal statutory income tax rate from 34% to 35% for periods beginning on or after January 1, 1993. The 1993 federal deferred credit for income taxes of $68.6 includes $29.1 for the benefit of operating loss carryforwards generated in 1993 and includes a $3.4 benefit for increasing net deferred income tax assets (liabilities) as of the date of enactment of the Act due to the increase in the federal statutory income tax rate.

     The deferred credit for income taxes for the years ended December 31, 1992 and 1991, as computed under APB 11, results from the following timing differences:

                                                               Year Ended
                                                              December 31,
                                                        --------------------
                                                           1992         1991
     -----------------------------------------------------------------------
     Undistributed earnings or losses of foreign and
        unconsolidated affiliates                       $  12.3       $  12.4
     Inventory costing differences                          5.5          (5.9)
     Revision of prior years' tax estimates                 2.9           8.7
     Net federal and foreign tax loss and credit
        carryforwards utilized and other foreign
   tax items                                                              (.9)
     Depreciation                                          (5.4)         (7.8)
     Other                                                   .6          (3.6)
                                                        -------       -------
      Total                                             $  15.9       $   2.9
                                                        =======       =======


     A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles is as follows:

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

                                                                         Year Ended December 31,
                                                                         ---------------------------
                                                                           1993      1992      1991
- ----------------------------------------------------------------------------------------------------
     Amount of federal income tax based upon the statutory rate          $ 73.1    $ (9.7)   $ (50.9)
     Percentage depletion                                                   6.4       6.3        6.0
     Revision of prior years' tax estimates and other changes
        in valuation allowances                                             3.9       2.9        8.7
     Increase in net deferred income tax assets due to tax rate
        change                                                              3.4
     Financial reporting/tax basis differences                                       (4.2)       5.1
     Foreign taxes, net of federal tax benefit                             (2.6)      (.4)        .2
     Other                                                                  2.7       (.2)      (1.5)
                                                                         ------    ------     ------
     Credit (provision) for income taxes                                 $ 86.9    $ (5.3)    $(32.4)
                                                                         ======    ======     ======


     As shown in the Statement of Consolidated Income (Loss) for the year ended December 31, 1993, the Company reported an extraordinary loss related to the early extinguishment of debt. The Company reported the loss, net of related current federal income taxes, of $11.2, which approximated the federal statutory rate in effect on the date the transaction occurred. The related deferred income tax benefits recorded by the Company in respect of SFAS 106 and SFAS 112 were recorded at the federal statutory rate in effect on the date the accounting standards were adopted before giving effect to certain valuation allowances. At December 31, 1993 and 1992, the Company recorded charges to equity for additional minimum pension liabilities pursuant to Statement of Financial Accounting Standards No. 87,
     "Employers' Accounting for Pensions" ("SFAS 87"). The Company recorded the charges net of related deferred federal and state income taxes of $8.7 at December 31, 1993, and $3.6 at December 31, 1992, which approximated the federal and state statutory rates.

     After giving effect to the adoption of SFAS 106, SFAS 109, and SFAS 112, the components of the Company's net deferred income tax assets were as follows:


                                                                     December 31,      January 1, 1993
                                                                            1993    (date of adoption)
     -------------------------------------------------------------------------------------------------
     Deferred income tax assets:
        Postretirement benefits other than pensions                      $ 285.4              $ 270.8
        Loss and credit carryforwards                                      142.5                 83.3
        Other liabilities                                                  104.8                 98.8
        Pensions                                                            60.6                 45.8
        Foreign and state deferred income tax liabilities                   33.0                 44.4
        Property, plant, and equipment                                      23.1                 22.6
        Other                                                               10.5                 18.0
        Valuation allowances                                              (133.5)              (103.7)
                                                                         -------              -------
           Total deferred income tax assets -- net                         526.4                480.0
                                                                         -------              -------
     Deferred income tax liabilities:
        Property, plant, and equipment                                    (224.4)              (218.3)
        Investments in and advances to unconsolidated affiliates           (60.6)               (60.9)
        Inventories                                                        (14.8)               (18.6)
        Other                                                              (20.3)               (28.7)
                                                                                       -------              -------
           Total deferred income tax liabilities                          (320.1)              (326.5)
                                                                         -------              -------
     Net deferred income tax assets                                      $ 206.3              $ 153.5
                                                                         =======              =======

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     The valuation allowances listed above relate primarily to loss and credit carryforwards and postretirement benefits other than pensions. As of December 31, 1993, approximately $82.3 of the net deferred income tax assets listed above relate to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes, based on the cyclical nature of its business, its history of prior operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided. The remaining portion of the Company's net deferred income tax assets at December 31, 1993, is approximately $124.0. A principal component of this amount is the tax benefit associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30- to 40-year period. If such deductions create or increase a net operating loss in any one year, the Company has the ability to carry forward such loss for 15 taxable years. For these reasons, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized despite the recent decline in profitability.

     Certain of the deferred income tax assets and liabilities listed above are included on the Consolidated Balance Sheet in the captions entitled Receivables, Prepaid expenses and other current assets, Other accrued liabilities, and Long-term liabilities.

     The Company and its subsidiaries (collectively, the "KACC Subgroup") were included in the consolidated federal income tax returns of MAXXAM for the period from October 28, 1988, through December 31, 1992. The taxable income and loss and tax credits for the KACC Subgroup for the period January 1, 1993, through June 30, 1993, will be included in the 1993 MAXXAM consolidated federal income tax return.

     As a consequence of the issuance of the Depositary Shares on June 30, 1993, as discussed in Note 10, the KACC Subgroup is no longer included in the consolidated federal income tax return of MAXXAM. The KACC Subgroup has become a member of a new consolidated return group of which Kaiser is the common parent corporation (the "New Kaiser Tax Group"). The New Kaiser Tax Group will file a consolidated federal income tax return for taxable periods beginning on or after July 1, 1993.

     The tax allocation agreement between the Company and MAXXAM (the "KACC Tax Allocation Agreement"), discussed below, terminated pursuant to its terms, effective for taxable periods beginning after June 30, 1993. Any unused federal income tax attribute carryforwards under the terms of the KACC Tax Allocation Agreement were eliminated and are not available to offset federal income tax liabilities of the KACC Subgroup for taxable periods beginning on or after July 1, 1993. Upon the filing of MAXXAM's 1993 consolidated federal income tax return, the tax attribute carryforwards of the MAXXAM consolidated return group as of December 31, 1993, will be apportioned in part to Kaiser and the KACC Subgroup, based upon the provisions of the relevant consolidated return regulations. It is estimated that the benefit of such tax attribute carryforwards apportioned to the KACC Subgroup will approximate or exceed the benefit of tax attribute carryforwards eliminated under the KACC Tax Allocation Agreement. To the extent the KACC Subgroup generates unused tax losses or tax credits for periods beginning on or after July 1, 1993, such amounts will not be available to obtain refunds of amounts paid by the Company to MAXXAM for periods ending on or before June 30, 1993, pursuant to the KACC Tax Allocation Agreement.

     The Company and MAXXAM entered into the KACC Tax Allocation Agreement, which became effective as of October 28, 1988. Under the terms of the KACC Tax Allocation Agreement, MAXXAM computed the federal income

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------


     tax liability for the KACC Subgroup as if the KACC Subgroup were a separate affiliated group of corporations which was never connected with MAXXAM. The provisions of the KACC Tax Allocation Agreement will continue to govern for periods ended prior to July 1, 1993.
     Therefore, payments or refunds may still be required by or payable to the Company under the terms of the KACC Tax Allocation Agreement for periods ended prior to July 1, 1993, due to the final resolution of audits, amended returns, and related matters with respect to such periods. However, the 1994 Credit Agreement prohibits the payment by the Company to MAXXAM of any amounts due under the KACC Tax Allocation Agreement, except for certain payments that are required as a result of audits and only to the extent of any amounts paid after February 17, 1994, by MAXXAM to the Company under the KACC Tax Allocation Agreement. As of December 31, 1993, MAXXAM owed the Company approximately $11.6 under the terms of the KACC Tax Allocation Agreement.

     On June 30, 1993, the Company and Kaiser entered into a tax allocation agreement (the "New KACC Tax Allocation Agreement"), effective for taxable periods beginning on or after July 1, 1993. The terms of the New KACC Tax Allocation Agreement are similar, in all material respects, to those of the KACC Tax Allocation Agreement except that the Company is liable to Kaiser.

     Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

     The following table presents the Company's tax attributes for federal income tax purposes under the terms of the New KACC Tax Allocation Agreement as of December 31, 1993. The amounts of such attributes may change based upon the final 1993 tax returns. The utilization of certain of these tax attributes are subject to limitations:

                                                                             Expiring
                                                                              Through
     --------------------------------------------------------------------------------
     Regular tax attribute carryforwards:
        Current year net operating loss                      $ 83.2              2008
        Prior year net operating losses                        54.9              2006
        General business tax credits                           41.6              2006
        Foreign tax credits                                    19.8              1998
        Alternative minimum tax credits                        15.3        Indefinite

     Alternative minimum tax attribute carryforwards:
        Current year net operating loss                      $ 55.8              2008
        Prior year net operating losses                        24.0              2002
        Foreign tax credits                                    12.0              1998


     8.   Employee Benefit and Incentive Plans

        Retirement Plans
     Retirement plans are non-contributory for salaried and hourly employees and generally provide for benefits based on a formula which considers length of service and earnings during years of service. The
     Company's funding policies meet or exceed all regulatory requirements.


     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     Employee pension benefit plans funded status and amounts included in the Company's Consolidated Balance Sheets are as follows:


                                                                            Plans with Accumulated
                                                                      Benefits Exceeding Assets (1)
                                                                                       December 31,
                                                                      -----------------------------
                                                                                    1993       1992
     ----------------------------------------------------------------------------------------------
     Accumulated benefit obligation:
        Vested employees                                                         $(705.0)   $(663.5)
        Nonvested employees                                                        (40.1)     (49.6)
                                                                                 -------    -------
        Accumulated benefit obligation                                            (745.1)    (713.1)
     Additional amounts related to projected salary increases                      (45.5)     (33.7)
                                                                                 -------    -------
     Projected benefit obligation                                                 (790.6)    (746.8)
     Plan assets (principally fixed income
        obligations and common stocks) at fair value                               569.8      572.5
                                                                                 -------    -------
     Plan assets less than projected benefit obligation                           (220.8)    (174.3)
     Unrecognized net losses                                                        75.7       34.7
     Unrecognized net obligations                                                    1.6        2.6
     Unrecognized prior-service cost                                                16.9       15.9
     Adjustment required to recognize minimum liability                            (47.7)     (25.3)
     Accrued pension obligation included in the                                  -------     -------
        Consolidated Balance Sheets (principally in long-term liabilities)       $(174.3)   $(146.4)
                                                                                 =======     =======

     (1) Includes plans with assets exceeding accumulated benefits by approximately $.1 and $.4 in 1993 and 1992, respectively.


     The Company also recorded $13.7 of additional pension obligation (not included in the amounts above) as part of the restructuring reserve
     (see Note 3).

     SFAS No. 87 requires recognition of a minimum pension liability for unfunded plans. At December 31, 1993 and 1992, the Company recorded an after-tax charge to equity of $14.9 and $6.7, respectively, for the excess of the minimum liability over the unrecognized net obligation and prior-service cost.

     The components of net periodic pension cost are:



                                                                          Year Ended December 31,
                                                                     ------------------------------
                                                                        1993        1992       1991
 --------------------------------------------------------------------------------------------------
     Service cost -- benefits earned during the period               $  10.8     $  11.0    $   9.8
     Interest cost on projected benefit obligation                      59.2        58.8       59.3
     Return on assets:
        Actual gain                                                    (70.3)      (26.3)    (100.1)
        Deferred gain (loss)                                            15.9       (31.2)      49.9
     Net amortization and deferral                                       2.3         2.1         .3
                                                                     -------     -------    -------
      Net periodic pension cost                                      $  17.9     $  14.4    $  19.2
                                                                     =======     =======    ======



     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

    Assumptions used to value obligations at year-end and to determine the net periodic pension cost in the subsequent year are:


                                                             1993      1992      1991
     --------------------------------------------------------------------------------
     Discount rate                                           7.50%     8.25%     8.25%
     Expected long-term rate of return on assets            10.00%    10.00%    10.00%
     Rate of increase in compensation levels                 5.00%     5.00%     5.00%


        Postretirement Benefits Other Than Pensions
     The Company adopted SFAS 106 to account for postretirement benefits other than pensions effective January 1, 1993 (see Note 1). The Company and its subsidiaries provide postretirement health care and life insurance benefits to retired employees. Substantially all employees may become eligible for those benefits if they reach retirement age while still working for the Company or its subsidiaries. These benefits are provided through contracts with various insurance carriers. The Company has not funded the liability for these benefits.

     The Company changed certain salaried retiree group insurance benefits effective January 1, 1994, to provide for additional cost-sharing features, such as reducing certain reimbursements and requiring future retiree contributions which will lower salaried retiree medical expenses.

     The Company's accrued postretirement benefit obligation is composed of the following:


                                                              December 31, 1993
     ---------------------------------------------------------------------------

     Accumulated postretirement benefit obligation:
        Retirees                                                        $(629.3)
        Active employees eligible for postretirement benefits             (35.1)
        Active employees not eligible for postretirement benefits        (128.3)
                                                                        -------
        Accumulated postretirement benefit obligation                    (792.7)
     Unrecognized net losses                                               67.0
     Unrecognized prior-service costs                                     (35.0)
                                                                        -------
     Accrued postretirement benefit obligation                          $(760.7)
                                                                        =======

     The components of net periodic postretirement benefit cost are:

                                                                      Year Ended
                                                               December 31, 1993
- --------------------------------------------------------------------------------
     Service cost                                                          $ 7.1
     Interest cost                                                          58.5
                                                                           -----
     Net periodic postretirement benefit cost                              $65.6
                                                                           =====

     The 1994 annual assumed rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) are 9.5% and 8.0% for retirees under 65 and over 65, respectively, and are assumed to decrease gradually to 5.25% in 2006 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- --------------------------------------------------------------------------

     postretirement benefit obligation as of December 31, 1993, by approximately $96.0 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $9.5. The weighted average discount rate used to determine the accumulated postretirement benefit obligation at December 31, 1993, was 7.5%.

        Postemployment Benefits
     The Company adopted the new accounting standard on postemployment benefits effective January 1, 1993 (see Note 1). The Company provides certain benefits to former or inactive employees after employment but before retirement.

        Incentive Plans
     Effective January 1, 1989, the Company adopted an unfunded Long-Term Incentive Plan (the "LTIP") for certain key employees of the Company and its consolidated subsidiaries. All compensation vested as of December 31, 1992, under the LTIP, as amended in 1991 and 1992, has been paid to the participants in cash or common stock of Kaiser as of December 31, 1993. Under the LTIP, as amended, 764,092 shares of Kaiser's common stock were distributed to participants during 1993, which will generally vest at the rate of 25% per year. The Company will record the related expense of $6.5 over the four-year period ending December 31, 1996.

     Effective January 1, 1990, KACC adopted an unfunded Middle Management Long-Term Incentive Plan. KACC also has a supplemental savings and retirement plan for salaried employees under which the participants contribute a percentage of their base salaries.

     The Company's expense for the above plans was $5.3, $6.6, and $6.5 for the years ended December 31, 1993, 1992, and 1991, respectively.

     9.  Redeemable Preference Stock

     In March 1985, KACC entered into a three-year agreement with the United Steelworkers of America (USWA) whereby shares of a new series of "Cumulative (1985 Series A) Preference Stock" would be issued to an employee stock ownership plan in exchange for certain elements of wages and benefits. Concurrently, a similar plan was established for certain nonbargaining employees which provided for the issuance of "Cumulative (1985 Series B) Preference Stock." Series A Stock and Series B Stock ("Series A and B Stock") each have a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any.

     For financial reporting purposes, Series A and B Stock were recorded at fair market value when issued, based on independent appraisals, with a corresponding charge to compensation cost. Carrying values have been increased each year to recognize accretion of redemption values and, in certain years, there have been other increases for reasons described below. Issuances and redemptions of Series A and B Stock are shown below.


                                                         1993         1992         1991
     ----------------------------------------------------------------------------------
     Shares:
        Beginning of year                           1,163,221    1,305,550    1,718,051
        Issued                                                                    1,868
        Redeemed                                      (81,673)    (142,329)    (414,369)
                                                    ---------    ---------    ---------
        End of year                                 1,081,548    1,163,221    1,305,550
                                                    =========    =========    =========

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     No additional Series A or B Stock will be issued based on compensation earned in 1992 or subsequent years. While held by the plan trustee, Series B Stock is entitled to cumulative annual dividends, when and as declared by the Board of Directors, payable in stock or in cash at the option of KACC on or after March 1, 1991, in respect to years commencing January 1, 1990, based on a formula tied to KACC's income before tax from aluminum operations. When distributed to plan participants (generally upon separation from KACC), the Series A and B Stock are entitled to an annual cash dividend of $5 per share, payable quarterly, when and as declared by the Board of Directors.

     Redemption fund agreements require KACC to make annual payments by March 31 each year based on a formula tied to consolidated net income until the redemption funds are sufficient to redeem all Series A and B Stock. On an annual basis, the minimum payment is $4.3 and the maximum payment is $7.3. In March 1992 and 1993, KACC contributed $7.0 and $4.3 for the years 1991 and 1992, respectively, and will contribute $4.3 in March 1994 for 1993.

     Under the USWA labor contract effective November 1, 1990, KACC was obligated to offer to purchase up to 80 shares of Series A Stock from each active participant in 1991 at a price equal to its redemption value of $50 per share. KACC also agreed to offer to purchase up to an additional 40 shares from each participant in 1994. The employees may elect to receive their shares, accept cash, or place the proceeds into KACC's 401(k) savings plan. Under separate action, KACC also offered to purchase 80 shares of Series B Stock from active participants in 1991 and 40 shares in 1994. Under the provisions of these contracts, in February 1994, KACC purchased $4.6 and $.8 of the Series A and B Stock, respectively.

     The Series A and B Stock is distributed in the event of death, retirement, or in other specified circumstances. KACC may also redeem such stock at $50 per share plus accrued dividends, if any. At the option of the plan participant, the trustee shall redeem stock distributed from the plans at redemption value to the extent funds are available in the redemption fund. Under the Tax Reform Act of 1986, at the option of the plan participant, KACC must purchase distributed shares earned after December 31, 1985, at redemption value on a five-year installment basis, with interest at market rates. The obligation of KACC to make such installment payments must be secured.

     The Series A and B Stock is entitled to the same voting rights as KACC common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with other KACC preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates, or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Series A and B Stock restricts the ability of KACC to redeem or pay dividends on common stock if KACC is in default on any dividends payable on the Series A and B Stock.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     10.   Stockholders' Equity

     Changes in stockholders' equity were:

                                                                                                       Additional        Note
                                                                                                          Minimum  Receivable
                                                          Preference   Common   Additional   Retained     Pension        From
                                                               Stock    Stock      Capital   Earnings   Liability      Parent
     ----------------------------------------------------------------------------------------------------------------------


     BALANCE, JANUARY 1, 1991                                  $  2.4   $15.0    $   975.2   $  453.5               $  (929.0)
        Net income                                                                              124.7
        Interest on note receivable from parent                                      120.3                             (120.3)
        Sale of common stock to Kaiser                                     .4         22.9
        Conversions (3,262 preference shares into ca)             (.2)
        Dividends:
          Preference stock                                                                      (1.9)
           Common stock                                                                         (93.0)
        Redeemable preference stock accretion                                                    (7.1)
                                                               ------   -----     --------   --------                --------
     BALANCE, DECEMBER 31, 1991                                   2.2    15.4      1,118.4      476.2                (1,049.3)
        Net income                                                                               29.6
        Interest on note receivable from parent                                      136.5                             (136.5)
        Contribution for LTIP shares                                                    .7
        Conversions (2,405 preference shares into cash)           (.2)
        Dividends:
          Preference stock                                                                      (1.4)
           Common stock                                                                         (11.4)
        Redeemable preference stock accretion                                                    (5.1)
        Additional minimum pension liability                                                               $ (6.7)
                                                               ------   -----      -------      ------     ------    ---------
   BALANCE, DECEMBER 31, 1992                                     2.0    15.4      1,255.6       487.9       (6.7)    (1,185.8)

        Net loss                                                                                (647.3)
        Interest on note receivable from parent                                      115.7                              (115.7)
        Contribution for LTIP shares                                                   3.4
        Conversions (1,967 preference shares into cash)           (.2)
        Capital contribution                                                          96.5
        Preference stock dividends                                                                (1.0)
        Redeemable preference stock accretion                                                     (4.8)
        Additional minimum pension liability                                                                (14.9)
                                                               ------   -----     --------     -------     ------   ---------
     BALANCE, DECEMBER 31, 1993                                $  1.8   $15.4     $1,471.2    $ (165.2)    $(21.6)  $(1,301.5)
                                                               ======   =====     ========    ========     ======   =========

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

        Preference Stock
     KACC Cumulative Convertible Preference Stock, $100 par value ("$100 Preference Stock"), restricts acquisition of junior stock and payment of dividends. At December 31, 1993, such provisions were less restrictive as to the payment of cash dividends than the 1989 Credit Agreement provisions. KACC has the option to redeem the $100 Preference Stocks at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stocks.

     The 4-1/8% and 4-3/4% (1957 Series, 1959 Series, and 1966 Series) $100
     Preference Stock can be exchanged for per share cash amounts of $69.30, $77.84, $78.38, and $76.46, respectively. KACC records the $100 Preference Stock at their exchange amounts for financial statement presentation and the Company includes such amounts in minority interests. The outstanding shares of KACC preference stock were:

                                                           December 31,
                                                       ------------------
                                                         1993        1992
     --------------------------------------------------------------------
     4-1/8%                                             3,921       4,110
     4-3/4% (1957 Series)                               2,623       3,054
     4-3/4% (1959 Series)                              13,605      14,607
     4-3/4% (1966 Series)                               3,890       4,235


        Additional Capital
     Series A Convertible -- On June 30, 1993, Kaiser issued 17,250,000 of its $.65 Depositary Shares (the "Depositary Shares"), each representing one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"). In connection with the issuance of the Depositary Shares, MAXXAM Group Inc. ("MGI"), a wholly owned subsidiary of MAXXAM, exchanged a $15.0 promissory note of KACC (the "MAXXAM Note") for an additional 2,132,950 Depositary Shares. The net cash proceeds from the sale of Depositary Shares were approximately $119.3. Kaiser used approximately $37.8 of such net proceeds to make a non-interest bearing loan to KACC evidenced by an intercompany note, which matures on June 29, 1996, and is payable in quarterly installments. The intercompany note is designed to provide sufficient funds to Kaiser to enable it to make dividend payments on the Series A Shares until June 30, 1996, the date on which the outstanding Series A Shares are mandatorily converted into shares of Kaiser's common stock. Kaiser used approximately $81.5 of such net proceeds and the MAXXAM Note to make a capital contribution to KACC. KACC used approximately $13.7 of the funds it received from Kaiser to prepay the remaining balance of the Term Loan under the 1989 Credit Agreement and $105.6 of such funds to reduce outstanding borrowings under the Revolving Credit Facility of the 1989 Credit Agreement.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------


     PRIDES Convertible -- On February 17, 1994, Kaiser consummated the public offering of 8,000,000 shares of the PRIDES. The net proceeds from the sale of the shares of PRIDES were approximately $90.6.
     Kaiser used such net proceeds to make a non-interest bearing loan to KACC in a principal amount equal to $30.0 (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily converted into shares of Kaiser's common stock), evidenced by an intercompany note, and used the balance of such net proceeds to make a capital contribution to KACC in the amount of approximately $60.6.

       Note Receivable from Parent
     The Note Receivable from Parent bears interest at a fixed rate of 6-5/8% per annum. No interest or principal payments are due until December 21, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule. Accrued interest is accounted for as additional contributed capital.

       Dividends on Common Stock
     The Company paid quarterly cash dividends on common stock of $50.0, $37.3, $2.9, and $2.8, respectively, in 1991. The Company paid cash dividends on common stock of $2.9 in each quarter of 1992. As required under the 1989 Credit Agreement, on December 15, 1992, KACC issued a Pay-in-Kind Note (the "PIK Note") to a subsidiary of MAXXAM, in the principal amount of $2.5, representing the entire amount of the dividend received by such subsidiary in respect of the shares of Kaiser's common stock which it owned. The PIK Note bears interest, compounded semiannually, at a rate equal to 12% per annum, and is due and payable, together with accrued interest thereon, on June 30, 1995.

     The indentures governing the Senior Notes and the 12-3/4% Notes and the 1994 Credit Agreement restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Under the most restrictive of these covenants, the Company is not currently permitted to pay dividends on its common stock.


       Stock Incentive Plan
     In 1993, Kaiser adopted the Kaiser 1993 Omnibus Stock Incentive Plan. A total of 2,500,000 shares of Kaiser common stock are reserved for awards or for payment of rights granted under the Plan. Six Company executives have received grants of 764,092 shares under the LTIP for benefits generally earned but not vested as of December 31, 1992 (see
     Note 8). In 1993, the stockholders approved the award of 584,300 shares as nonqualified stock options to members of management other than those participating in the LTIP. These options will generally vest at the rate of 20% per year over the next five years, commencing May 18, 1994. The exercise price of these shares is $7.25 per share, the quoted market price at the date of grant.

     11.   Commitments and Contingencies

       Commitments
     The Company has financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange contracts, forward sales contracts, letters of credit, and guarantees.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     Purchase agreements and tolling arrangements include agreements to supply alumina to Anglesey and to purchase aluminum from that company.

     Similarly, KACC has long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The aggregate minimum amount of required future principal payments at December 31, 1993, is $73.6, due in 1997. The KACC share of payments, including operating costs and certain other expenses under the agreement, was $86.7, $99.2, and $107.6 for the years ended December 31, 1993, 1992, and 1991, respectively.

     Minimum rental commitments under operating leases at December 31, 1993, are as follows: years ending December 31, 1994 -- $24.3; 1995 -
     - $23.2; 1996 -- $22.3; 1997 -- $21.8; 1998 -- $23.4; thereafter --
     $243.2. The future minimum rentals receivable under noncancelable subleases was $90.7 at December 31, 1993.

     Rental expenses were $29.0, $26.2, and $23.3 for the years ended December 31, 1993, 1992, and 1991, respectively.

        Environmental Contingencies
     KACC is subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 1993, 1992, and 1991:


                                                       1993     1992     1991
     ------------------------------------------------------------------------
     Balance at beginning of period                  $ 46.4   $ 51.5   $ 57.7

     Additional amounts                                 1.7      4.5      7.8
     Less expenditures                                 (7.2)    (9.6)   (14.0)
                                                     ------   ------   ------
      Balance at end of period                       $ 40.9   $ 46.4   $ 51.5
                                                     ======   ======   ======


     These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to the environmental accrual will be approximately $4.0 to $8.0 for the years 1994 through 1998 and an aggregate of approximately $12.8 thereafter.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals by amounts which cannot presently be estimated. While uncertainties are inherent in the ultimate outcome of these matters and it is impossible to presently determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

       Asbestos Contingencies
     KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years.

     At year-end 1993, the number of such lawsuits pending was approximately 23,400 (approximately 11,400 of which were received in 1993). The number of such lawsuits instituted against KACC increased substantially in 1993, and management believes the number of such lawsuits will continue at approximately the same rate for the next few years.

     In connection with such litigation, during 1993, 1992, and 1991, KACC made cash payments for settlement and other related costs of $7.0, $7.1, and $6.1, respectively. Based upon prior experience, the Company estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for the years 1994 through 1998, and an aggregate of approximately $88.4 thereafter through 2006. Based upon past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2006. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2006 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate (5.25% at December 31, 1993). Accordingly, an accrual of $102.8 for asbestos-related expenditures is included primarily in Long-term liabilities at December 31, 1993. The aggregate amount of the undiscounted liability at December 31, 1993, of $141.5, before considerations for insurance recoveries, reflects an increase of $56.6 from the prior year, resulting primarily from an increase in claims filed during 1993 and the Company's belief that the number of such lawsuits will continue at approximately the same rate for the next few years.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from one of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $94.0, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in Other assets as of December 31, 1993.

     Based upon the factors discussed in the two preceding paragraphs, management currently believes that there is no more than a remote possibility (under generally accepted accounting principles) that the Company's asbestos-related costs net of related insurance recoveries exceed those accrued as of December 31, 1993, and, accordingly, that the resolution of such uncertainties and the incurrence of such net costs should not have a material adverse effect upon the Company s consolidated financial position or results of operations.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

       Other Contingencies
     The Company is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the ultimate outcome of such matters and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     12.   Segment and Geographical Area Information

     Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

     The aggregate foreign currency gain included in determining net income was $4.9, $12.0, and $1.2 for the years ended December 31, 1993, 1992, and 1991, respectively.

     There were no sales of more than 10% of total revenue to a single customer for the year ended December 31, 1993. Sales to a single customer were $135.3 and $155.9 of bauxite and alumina and $144.9 and $160.9 of aluminum processing for the years ended December 31, 1992 and 1991, respectively.

     Export sales were less than 10% of total revenue during the years ended December 31, 1993, 1992, and 1991.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- --------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- --------------------------------------------------------------------------

     Financial information by industry segment at December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992, and 1991, is as follows:

                                       Year Ended  Bauxite &    Aluminum
                                      December 31,   Alumina   Processing   Corporate     Total
     ------------------------------------------------------------------------------------------
     Net sales to unaffiliated customers      1993    $423.4    $ 1,295.7             $ 1,719.1
                                              1992     466.5      1,442.6               1,909.1
                                              1991     550.8      1,450.0               2,000.8

     Intersegment sales                       1993    $129.4                          $   129.4
                                              1992     179.9                              179.9
                                              1991     194.6                              194.6

     Equity in earnings (losses) of           1993    $ (2.5)   $     (.8)            $    (3.3)
        unconsolidated affiliates             1992       1.8         (3.7)                 (1.9)
                                              1991      (4.4)       (15.1)                (19.5)

     Operating income (loss)                  1993    $ (4.5)   $   (46.3)  $(72.3)   $  (123.1)
                                              1992      62.6        104.9    (77.3)        90.2
                                              1991     150.0        150.2    (84.4)       215.8
     Effect of changes in accounting
        principles on operating
        income (loss)
           SFAS 106                           1993    $ (2.0)   $   (16.1)  $ (1.1)   $   (19.2)
           SFAS 109                           1993      (7.7)        (7.8)      .3        (15.2)


     Depreciation                             1993    $ 35.3    $    59.9   $  1.9    $    97.1
                                              1992      29.8         49.0      1.5         80.3
                                              1991      26.4         46.0       .8         73.2

     Capital expenditures                     1993    $ 35.3    $    31.2   $  1.2    $    67.7
                                              1992      50.8         39.4     24.2        114.4
                                              1991      51.1         64.8      2.2        118.1

     Investment in and advances to            1993    $151.5    $    30.7   $  1.0    $   183.2
        unconsolidated affiliates             1992     136.2         12.5      1.4        150.1

     Identifiable assets                      1993    $734.0    $ 1,214.9   $579.3     $2,528.2
                                              1992     715.7      1,165.9    292.2      2,173.8


     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------


     Geographical area information relative to operations is summarized as follows:

                                   Year Ended                                     Other
                                  December 31,    Domestic  Caribbean    Africa  Foreign  Eliminations     Total
     -----------------------------------------------------------------------------------------------------------
     Net sales to unaffiliated customers  1993   $ 1,230.5  $    96.5   $ 207.5  $ 184.6               $ 1,719.1
                                          1992     1,359.6       92.9     263.5    193.1                 1,909.1
                                          1991     1,383.8      149.6     269.2    198.2                 2,000.8

     Sales and transfers among            1993              $    92.3            $  79.6     $ (171.9)
        geographic areas                  1992                  111.8               93.5       (205.3)
                                          1991                  116.4              112.3       (228.7)

     Equity in losses of                  1993                                   $  (3.3)              $    (3.3)
        unconsolidated affiliates         1992                                      (1.9)                   (1.9)
                                          1991                                     (19.5)                  (19.5)

     Operating income (loss)              1993   $  (159.5) $    (2.0)  $  34.1  $   4.3               $  (123.1)
                                          1992       (25.0)      18.4      78.8     18.0                    90.2
                                          1991        59.5       47.8      72.1     36.4                   215.8

     Investment in and advances to        1993   $     1.0  $    30.5            $ 151.7               $   183.2
        unconsolidated affiliates         1992         1.4       29.5              119.2                   150.1

     Identifiable assets                  1993   $ 1,758.3  $   360.4   $ 223.0  $ 186.5               $ 2,528.2
                                          1992     1,376.1      358.3     227.5    211.9                 2,173.8


     13.   Subsidiary Guarantors

     Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance Corporation ("KFC"), Kaiser Jamaica Corporation ("KJC"), and Alpart Jamaica Inc. ("AJI") (collectively referred to as the "Subsidiary Guarantors") are domestic wholly owned (directly or indirectly) subsidiaries of the Company that have provided subordinated guarantees of the 12-3/4% Notes and joint and several guarantees of the 1989 Credit Agreement (see Note 6).

     KAAC, KJC, and AJI are wholly owned subsidiaries, which serve as holding companies for the Company's investments in Alpart, KFC, and QAL. KFC is a wholly owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries. Summary of combined financial information for the Subsidiary Guarantors as of December 31, 1993 and 1992, is as follows.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     Summary of Combined Financial Position

                                                                              December 31,
                                                                          --------------------
                                                                              1993        1992
                                                                          --------   ---------

     Assets
     Current assets                                                       $   73.8   $    94.3
     Due from KACC                                                           665.1       620.2
     Investments in and advances to unconsolidated affiliates                121.0       106.7
     Property, plant, and equipment -- net                                   256.5       238.9
     Other assets                                                             27.4         3.2
                                                                          --------    --------
        Total                                                             $1,143.8    $1,063.3
                                                                          ========    ========
     Liabilities and Stockholders' Equity
     Current liabilities                                                 $   141.7   $   118.0
     Payable to KACC                                                         267.2       468.6
     Other long-term liabilities                                              54.2
     Long-term debt -- net of current maturity                                82.7        85.0
     Minority interest                                                        56.6        58.5
     Stockholders' equity                                                    541.4       333.2
                                                                          --------    --------
        Total                                                             $1,143.8    $1,063.3
                                                                          ========    ========
     Summary of Combined Operations

                                                                     Year Ended December 31,
                                                                   ---------------------------
                                                                      1993      1992      1991
                                                                   -------   -------   -------

     Net sales                                                     $ 326.3   $ 316.0   $ 385.1
     Costs and expenses                                              348.0     303.0     377.5
                                                                   -------   -------   -------
     Operating income (loss)                                         (21.7)     13.0       7.6
     Other income (expense):
        Interest and other income                                     26.0      24.5      45.2
        Interest expense                                             (20.4)    (24.1)    (25.3)
                                                                   -------   -------   -------
     Income (loss) before income taxes, minority interests,
        cumulative effect of change in accounting principle          (16.1)     13.4      27.5
     Credit (provision) for income taxes                               3.8      (2.3)     (9.2)
     Minority interest                                                 7.6       6.7       6.4
                                                                   -------   -------   -------
     Income (loss) before cumulative effect of change in              (4.7)     17.8      24.7
       accounting principle
     Cumulative effect of change in accounting principle             (11.3)
                                                                   -------   -------   -------
     Net income (loss)                                             $ (16.0)  $  17.8   $  24.7
                                                                   =======   =======   =======

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
- -------------------------------------------------------------------------

(In millions of dollars, except share amounts)
- -------------------------------------------------------------------------

     Notes to Summary of Combined Financial Information for the Subsidiary Guarantors

     Income Taxes -- The Subsidiary Guarantors were included in the consolidated federal income tax return of MAXXAM for the period from October 28, 1988, through December 31, 1992. The Subsidiary Guarantors' taxable income (loss) for the period from January 1, 1993, through June 30, 1993, will be included in the 1993 consolidated federal income tax return of MAXXAM. Effective July 1, 1993, the Subsidiary Guarantors became members of the consolidated federal income tax return group of which Kaiser is the common parent corporation. The taxable income (loss) of the Subsidiary Guarantors for the period from July 1, 1993, through December 31, 1993 (and for subsequent taxable periods) will be included in the consolidated federal income tax return of Kaiser. The (credit) provision for income taxes is computed as if each Subsidiary Guarantor filed returns on a separate company basis.

     Effective January 1, 1993, the Subsidiary Guarantors adopted SFAS 109, which required the restatement of certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988. The restatement of the assigned values with respect to certain assets and liabilities recorded as a result of the acquisition and the recomputation of deferred income tax liabilities under SFAS 109 resulted in: (i) an increase of $13.5 in the net carrying value of property, plant, and equipment;
     (ii) an increase of $25.4 in investments in and advances to unconsolidated affiliates; and (iii) an increase of $50.2 in net deferred income tax liabilities. The net deferred income tax liabilities relate primarily to financial reporting basis in excess of tax basis with respect to investments in and advances to unconsolidated affiliates and property, plant, and equipment, offset, in part, by the benefit of loss and credit carryforwards. The cumulative effect of the change in accounting principle, as of January 1, 1993, reduced the Subsidiary Guarantors' results of operations by $11.3. Included in Other assets and Other long-term liabilities at December 31, 1993, are $25.0 and $54.2 of deferred income tax assets and liabilities, respectively.

     Receivables and Payables -- At December 31, 1993, receivables from and payables to KACC and affiliates include $635.8 and $237.3 of interest bearing loans, respectively. The similar amounts at December 31, 1992 were $592.2 and $242.2.

     Inventory Valuation -- Inventories are stated at first-in, first-out (FIFO) cost, not in excess of market.

     Investments -- At December 31, 1993, KAAC held a 28.3% interest in QAL. This investment is accounted for by the equity method.
     The equity in QAL's income (loss) before income taxes of $(2.5) and $1.8 in 1993 and 1992, respectively, is included in the Company's cost of products sold.

     Capital Contribution -- In 1993, the Company converted $200.0 and $25.0 of its receivables from KJC and AJI, respectively, into capital contributions to these companies. These amounts are included in Stockholders' equity as of December 31, 1993.

     Foreign Currency -- The functional currency of the Subsidiary
      Guarantors is the United States dollar, and accordingly, translation gains included in net income (loss) were $5.6, $27.3, and $5.3 for the years ended December 31, 1993, 1992, and 1991, respectively.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                 FIVE-YEAR FINANCIAL DATA
     ----------------------------------------------------------------------

                                CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                 ---------------------------------------------------------
     (In millions of dollars)                                        1993        1992        1991        1990        1989
     ---------------------------------------------------------------------------------------------------------------------
     Assets
     Current assets:
        Cash and cash equivalents                                $   14.2    $   18.5    $   15.5    $   23.8    $   95.1
        Receivables                                                 236.0       271.1       219.0       227.5       262.9
        Inventories                                                 426.9       439.9       498.6       523.9       511.1
        Prepaid expenses and other current assets                    60.7        37.0        84.0        48.7         6.6
        Assets held for sale                                                                                         51.1
                                                                 --------     -------    --------    --------    --------
          Total current assets                                      737.8       766.5       817.1       823.9       926.8

     Investments in and advances to unconsolidated affiliates       183.2       150.1       161.9       184.5       187.8
     Property, plant, and equipment -- net                        1,163.7     1,066.8     1,014.5       970.3       936.0
     Deferred income taxes                                          210.3
     Other assets                                                   233.2       190.4       145.2       148.3        95.6
                                                                 --------    --------    --------    --------    --------
           Total                                                 $2,528.2    $2,173.8    $2,138.7    $2,127.0    $2,146.2
                                                                 ========    ========    ========    ========    ========
     Liabilities and Stockholders  Equity
     Current liabilities:
        Accounts payable and accruals                            $  339.6    $  351.3    $  461.3    $  428.3    $  526.9
        Accrued postretirement benefit obligation -- current         47.6
        Payable to affiliates                                        62.4        78.5        87.1        82.2        60.7
        Long-term debt -- current portion                             8.7        25.9        26.3        32.5       139.0
        Note payable to parent -- current portion                    12.6
                                                                 --------    --------    --------    --------    --------
           Total current liabilities                                470.9       455.7       574.7       543.0       726.6

     Long-term liabilities                                          501.7       281.7       212.9       314.6       321.1

     Accrued postretirement benefit obligation                      713.1
     Long-term debt                                                 720.2       765.1       681.5       631.5       655.8
     Note payable to parent                                          18.9
     Minority interests                                              69.7        70.1        71.9        73.0        71.4
     Redeemable preferred stock                                      33.6        32.8        34.8        47.8        60.8
     Stockholders' equity:
        Preference stock                                              1.8         2.0         2.2         2.4         2.9
        Common stock                                                 15.4        15.4        15.4        15.0        15.0
        Additional capital                                        1,471.2     1,255.6     1,118.4       975.2       868.1
        Retained earnings (accumulated deficit)                    (165.2)      487.9       476.2       453.5       246.3
        Additional minimum pension liability                        (21.6)       (6.7)
        Less:  Note receivable from parent                       (1,301.5)   (1,185.8)   (1,049.3)     (929.0)     (821.8)
                                                                 --------    --------    --------    --------    --------
           Total stockholders' equity                                  .1       568.4       562.9       517.1       310.5
                                                                 --------    --------    --------    --------    --------
           Total                                                 $2,528.2    $2,173.8    $2,138.7    $2,127.0    $2,146.2
                                                                 ========    ========    ========    ========    ========


         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                FIVE-YEAR FINANCIAL DATA
     ----------------------------------------------------------------------

                      STATEMENTS OF CONSOLIDATED INCOME (LOSS)

                                                             Year Ended December 31,
                                              --------------------------------------------------------
     (In millions of dollar)                      1993        1992        1991        1990        1989
     -------------------------------------------------------------------------------------------------
     Net sales                                $1,719.1    $1,909.1    $2,000.8    $2,095.0    $2,192.7
                                              --------    --------    --------    --------    --------
     Costs and expenses:
        Cost of products sold                  1,587.7     1,619.3     1,594.2     1,525.2     1,545.6
        Depreciation                              97.1        80.3        73.2        70.5        62.3
        Selling, administrative, research
           and development, and general          121.6       119.3       117.6       122.9       115.1
        Restructuring of operations               35.8
                                              --------    --------    --------    --------    --------
           Total costs and expenses            1,842.2     1,819.9     1,785.0     1,718.6     1,723.0
                                              --------    --------    --------    --------    --------

     Operating income (loss)                    (123.1)       90.2       215.8       376.4       469.7

     Other income (expense):
        Interest and other income -- net          (1.5)       16.9        16.4        11.0        46.6
        Interest expense                         (84.2)      (78.7)      (82.7)      (96.6)      (32.6)
                                              --------    --------    --------    --------    --------
     Income (loss) before income taxes,
        minority interests, extraordinary
        loss and cumulative effect of
        changes in accounting principles        (208.8)       28.4       149.5       290.8       483.7

     Credit (provision) for income taxes          86.9        (5.3)      (32.4)      (75.6)     (100.1)

     Minority interests                            4.3         6.5         7.6         5.5         1.0
                                              --------    --------    --------    --------    --------
     Income (loss) before extraordinary
        loss and cumulative effect of
        changes in accounting principles        (117.6)       29.6       124.7       220.7       384.6

     Extraordinary loss on early
        extinguishment of debt,
        net of tax benefit of $11.2              (21.8)

     Cumulative effect of changes in
     accounting principles, net
     of tax benefit of $237.7                   (507.9)
                                              --------    --------    --------    --------    --------
     Net income (loss)                        $ (647.3)   $   29.6    $  124.7    $  220.7    $  384.6
                                              ========    ========    ========    ========    ========

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------------------------------------------------------
                                                       Quarter Ended
                                       --------------------------------------------------
     (In millions of dollars)          March 31       June 30   September 30  December 31
     ------------------------------------------------------------------------------------
     1993
        Net sales                        $442.6        $432.2         $428.4       $415.9
        Operating loss                      9.6          14.1           17.5         81.9(1)
        Net loss                          545.3(2)       18.0           19.5         64.5(3)


     1992
        Net sales                        $463.7        $490.9         $458.5       $496.0
        Operating income                   29.5          29.7           26.7          4.3(4)
        Net income                          9.5          12.6            4.4          3.1(5)
        Dividends declared                  2.9           2.9            2.9          2.9


     (1) Includes pre-tax charges of approximately $35.8 related to the restructuring of operations and $19.4 because of a reduction in the carrying value of inventories.
     (2) Includes $507.9 after-tax charge for the cumulative effect of changes in accounting principles and $21.8 after-tax charge for extraordinary loss on early extinguishment of debt.
     (3) Includes a pre-tax charge of approximately $10.8 principally related to establishing additional litigation and environmental reserves.
     (4) Includes a pre-tax charge of approximately $29.0 because of a reduction in the carrying value of inventories.
     (5) Includes approximately $14.0 of pre-tax income for non-recurring adjustments to previously recorded liabilities and reserves.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                                 SCHEDULE II
     ----------------------------------------------------------------------


                   AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                           UNDERWRITERS, PROMOTERS, AND
                       EMPLOYEES OTHER THAN RELATED PARTIES

                              (In millions of dollars)

                                                                                   Balance at
                                                            Deductions             End of Year
                           Balance at                   ---------------------   -----------------
                            Beginning                     Amounts     Amounts                 Not
     Name of Debetor          of Year     Additions     Collected Written Off   Current   Current
     ---------------       ----------     ---------     --------- -----------   -------   -------
     1993
     ----
        None


     1992
     ----
        J. A. Bonn (1)           $ .1                       $ .1


     1991
     ----
        J. M. Seidl (2)                      $  1.3          1.3
        J. A. Bonn (1)                           .1                                         $ .1



     (1)  This note bears interest at 7.09% per annum and is due on the earlier of demand, the termination of Mr. Bonn's employment, or on June 30, 1994.  The interest is payable quarterly.
          The note is secured by real estate owned by Mr. Bonn.  The full amount of the note was paid in March 1992.
     (2)  The note of $1.0, together with its accrued interest (at 8.9% per annum), was transferred to the Company by MAXXAM in September 1991 and was subsequently paid off in cash.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                               SCHEDULE V
     ----------------------------------------------------------------------

                  CONSOLIDATED PROPERTY, PLANT, AND EQUIPMENT

                           (In millions of dollars)


                                      Balance at                                       Other      Balance at
                                       Beginning                                     Changes          End of
    Description                          of Year     Additions    Retirements    Add (Deduct)           Year
    -----------                       ----------     ---------    -----------    ------------    -----------
    Year ended December 31, 1993:
        Land                            $   84.8        $  1.8                         $   5.1      $   91.7
        Land improvements                   39.0           1.0                             3.4          43.4
        Buildings                          155.0           5.9         $  (.7)            24.2         184.4
        Machinery and equipment          1,010.7          63.4          (15.7)           164.6       1,223.0
        Leasehold improvements               9.1            .7            (.3)              .9          10.4
        Construction in progress            70.3          (5.1)           (.3)                          64.9
                                        --------      --------       --------         --------      --------
          Total                         $1,368.9        $ 67.7         $(17.0)         $ 198.2(1)   $1,617.8
                                        ========      ========       ========         ========      ========
     Year ended December 31, 1992:
        Land                            $   49.5        $ 11.0                         $  24.3      $   84.8
        Land improvements                   33.7           5.5                             (.2)         39.0
        Buildings                          135.3          16.6           $(.2)             3.3         155.0
        Machinery and equipment            925.7          94.6           (4.8)            (4.8)      1,010.7
        Leasehold improvements               5.8           3.3                                           9.1
        Construction in progress            87.5         (16.6)           (.1)             (.5)         70.3
                                        --------       -------        -------          -------      --------
           Total                        $1,237.5        $114.4          $(5.1)         $  22.1(2)   $1,368.9
                                        ========       =======        ========         =======      ========

     Year ended December 31, 1991:
        Land                            $   43.3        $  1.4           $(.2)          $  5.0      $   49.5
        Land improvements                   27.7           1.8                             4.2          33.7
        Buildings                          123.5           5.9            (.7)             6.6         135.3
        Machinery and equipment            866.7          71.6           (6.0)            (6.6)        925.7
        Leasehold improvements               5.0            .7                              .1           5.8
        Construction in progress            52.4          36.7            (.1)            (1.5)         87.5
                                        --------      --------        -------         --------      --------
           Total                        $1,118.6        $118.1          $(7.0)          $  7.8      $1,237.5
                                        ========      ========        =======         ========      ========


     (1) Consists principally of the initial impact of adoption of SFAS
No.          109, as of January 1,1993, which required the Company to
restate
         certain assets to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988.
     (2) Consists principally of reclassifications from other current and long-term assets to property, plant, and equipment.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                SCHEDULE VI
     -----------------------------------------------------------------------

             ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                 OF CONSOLIDATED PROPERTY, PLANT, AND EQUIPMENT

                              (In millions of dollars)

                                     Balance at                                         Other     Balance at
                                      Beginning                                       Changes         End of
     Description                       of year     Additions     Retirements     Add (Deduct)           Year
     -----------                     ----------    ---------     -----------     ------------     ----------
     Year ended December 31, 1993:
        Depletable land                 $  1.5       $   $.6                           $  1.4         $  3.5
        Land improvements                  6.3           2.1                              1.4            9.8
        Buildings                         30.7           8.4          $  (.1)             7.2           46.2
        Machinery and equipment          261.2          85.4            (5.1)            49.9          391.4
        Leasehold improvements             2.4            .6             (.1)              .3            3.2
                                        ------       -------          ------           ------         ------
         Total                         $302.1       $  97.1           $ (5.3)          $ 60.2(1)      $454.1
                                        ======       =======          ======           ======         ======
     Year ended December 31, 1992:
         Depletable land                $  1.2       $    .3                                          $  1.5
         Land improvements                 4.8           1.6                            $ (.1)           6.3
         Buildings                        21.9           7.3          $  (.1)             1.6           30.7
         Machinery and equipment         193.2          70.5            (1.1)            (1.4)         261.2
         Leasehold improvements            1.9            .6                              (.1)          2.4
                                        ------       -------          ------           ------        ------
            Total                       $223.0       $  80.3          $ (1.2)             nil        $302.1
                                        ======       =======          ======           ======        ======
     Year ended December 31, 1991:
         Depletable land                $   .7       $    .5                                         $  1.2
         Land improvements                 3.5           1.1                           $   .2           4.8
         Buildings                        14.6           6.5          $  (.1)              .9          21.9
         Machinery and equipment         128.3          64.5            (1.6)             2.0         193.2
         Leasehold improvements            1.2            .6                               .1           1.9
                                        ------       -------          ------           ------         ------
            Total                       $148.3       $  73.2          $ (1.7)          $  3.2         $223.0
                                        ======       =======          ======           ======         ======

     (1)  Consists principally of the initial impact of adoption of SFAS No. 109, as of January 1,1993, which required the Company to restate certain assets to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                          SCHEDULE IX
     ----------------------------------------------------------------

                CONSOLIDATED SHORT-TERM BORROWINGS

                    (In millions of dollars)


                                                    Maximum       Average        Weighted
                                     Weighted       Amounts         Amount        Average
         Category of      Balance     Average   Outstanding    Outstanding  Interest Rate
     Aggregate Short-      at End    Interest        During     During the     During the
     Term Borrowings      of Year        Rate      the Year        Year(1)       Year (2)
     ---------------     --------    --------   -----------    -----------     ----------
     Bank borrowings(3)
     ---------------
         1993                $ .5        8.0%         $18.5          $ 6.2        4.5%

         1992                 4.8        4.8           52.8           29.6        4.7

         1991                 6.3        4.9           50.6           29.2        7.0


     (1)  Based on outstanding borrowings at the end of each month.
     (2) Based on outstanding borrowings and weighted average interest rates at the end of each month.
     (3) Short-term bank borrowings are made available on an uncommitted basis and no fee is charged. Maturities generally range from one to ten days with no formal provisions for the extension of maturities. Interest rates are based upon short-term prevailing rates.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                                SCHEDULE X
     ----------------------------------------------------------------------


     SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION (1)

                      (In millions of dollars)

                                                     Charged to Costs and Expenses
                                                        Year Ended December 31,
                                                  -----------------------------------
                                                     1993          1992          1991
                                                  -------       -------       -------
     Maintenance and repairs                      $ 168.9       $ 147.0       $ 161.4
                                                  =======        ======       =======
     Taxes, other than payroll and income
        taxes -- production levy on bauxite       $  27.9       $  31.5       $  34.0
                                                  =======       =======       =======



     (1) The amounts for amortization of intangible assets and preoperating costs and similar deferrals, royalties, and advertising costs are not reported as these items did not exceed
          1% of sales and revenues.


KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

P A R T   I I I

Information required under Part III (Items 10, 11, 12, and 13) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.


P A R T   I V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

          FORM 8-K

(a) Index to Financial Statements and Schedules

   1.   Financial Statements                          Page
       --------------------                            ----
        Report of Independent Public Accountants .. . .  32

        Consolidated Balance Sheets. . .. . .. . .. . .  33

        Statements of Consolidated Income.. .. . .. . .  34

        Statements of Consolidated Cash Flows. . .. . .  35

        Notes to Consolidated Financial Statements. . .  36

        Five-Year Financial Data. .. . .. . .. . .. . .  62

        Quarterly Financial Data. .. . .. . .. . .. . .  64


   2.   Financial Statement Schedules                  Page
                                                       ----

        Schedule II    -   Amounts Receivable from
                           Related  Parties and
                           Underwriters, Promoters,
                           and Employees Other Than
                           Related Parties .  . .  . .   65

        Schedule V     -   Consolidated Property,
                           Plant, and Equipment .  . .   66

        Schedule VI    -   Accumulated Depreciation,
                           Depletion, and
                           Amortization of
                           Consolidated Property,
                           Plant, and Equipment .  . .   67

        Schedule IX    -   Consolidated Short-
                           Term Borrowings .  . .  . .   68

        Schedule X     -   Supplementary
                           Consolidated Income
                           Statement Information.  . .   69

All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K (continued)

     3.   Exhibits
          ---------

  Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 73), which index is incorporated herein by reference.


(b)  Reports on Form 8-K

No report on Form 8-K was filed by the Company during the quarter ended December 31, 1993.

(c)  Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 73), which index is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KAISER ALUMINUM & CHEMICAL
CORPORATION

                                     George T. Haymaker, Jr.
Date:  March 30, 1994          By

- ------------------------------------
                                     George T. Haymaker, Jr.
                                     Chairman of the Board and
Chief
                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   George T. Haymaker, Jr.
Date:  March 30, 1994
- --------------------------------------
                                   George T. Haymaker, Jr.
                                   Chairman of the Board and
Chief
                                   Executive Officer
                                   (Principal Executive Officer)

                                   John T. La Duc
Date:  March 30, 1994
- --------------------------------------
                                   John T. La Duc
                                   Vice President, Chief
Financial
                                   Officer and Treasurer
                                   (Principal Financial Officer)

                                   Charlie Alongi
Date:  March 30, 1994
- --------------------------------------
                                   Charlie Alongi
                                   Controller
                                   (Principal Accounting Officer)

                                   Robert J. Cruikshank
Date:  March 30, 1994
- --------------------------------------
                                   Robert J. Cruikshank
                                   Director

                                   Charles E. Hurwitz
Date:  March 30, 1994
- --------------------------------------
                                   Charles E. Hurwitz
                                   Director

                                   Ezra G. Levin
Date:  March 30, 1994
- --------------------------------------
                                   Ezra G. Levin
                                   Director

                                   Robert Marcus
Date:  March 30, 1994
- -------------------------------------
                                   Robert Marcus
                                   Director

                                   Paul D. Rusen
Date:  March 30, 1994
- --------------------------------------
                                   Paul D. Rusen
                                   Director

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

                              INDEX OF EXHIBITS


Exhibit
Number                       Description
- ------                       -----------

  3.1 Restated Certificate of Incorporation of Kaiser Aluminum & Chemical Corporation ("KACC"), dated July 25, 1989 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, dated August 25, 1989, filed by KACC, Registration No. 33-30645).

  3.2     Certificate of Retirement of KACC, dated February 7,
          1990 (incorporated by reference to Exhibit 3.2 to Form
          10-K for the period ended December 31, 1989, filed by KACC, File No. 1-3605).

  3.3 By-laws of KACC, dated November 30, 1988 (incorporated by reference to Exhibit (3)(c) to Form 10-K for the period ended December 31, 1988, filed by KACC, File No.
          1-3605).

  4.1 Indenture, dated as of February 1, 1993, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC's 12-3/4% Senior Subordinated Notes Due 2003 (incorporated to Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

  4.2     First Supplemental Indenture, dated as of May 1, 1993
          (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  4.3 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association as Trustee, regarding KACC's 9-7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.4 Credit Agreement, dated as of February 17, 1994, among KACC, Kaiser Aluminum Corporation ("KAC"), the financial institutions a party thereto, BankAmerica Business Credit, Inc., as Agent, and certain financial institutions (incorporated by reference to Exhibit 4.4 to Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.5 Credit Agreement, dated as of December 13, 1989 (the "1989 Credit Agreement"), among KACC, KAC, the financial institutions a party thereto, Bank of America National Trust and Savings Association, as Agent, and Mellon Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Amendment No. 5 to the Registration Statement on Form S-1 dated December 13, 1989, filed by KACC, Registration No. 33-30645).

  4.6 First Amendment to the 1989 Credit Agreement, dated as of April 17, 1990 (incorporated by reference to Exhibit
          4.2 of the Report on Form 10-Q for the quarterly period ended September 30, 1990, of MAXXAM Inc. ("MAXXAM"), filed November 6, 1990, File No. 1-3924).

  4.7 Second Amendment to the 1989 Credit Agreement, dated as of September 17, 1990 (incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q for the quarterly period ended September 30, 1990, of MAXXAM, filed November 6, 1990, File No. 1-3924).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

Exhibit
Number                       Description
- ------                       -----------

  4.8 Third Amendment to the 1989 Credit Agreement, dated as of December 7, 1990 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1, dated February 13, 1991, filed by KAC, Registration No. 33-37895).

  4.9 Fourth Amendment to the 1989 Credit Agreement, dated as of April 19, 1991 (incorporated by reference to Exhibit
          4.1 of the Report on Form 10-Q for the quarterly period ended March 31, 1991, filed by KACC, File No. 1-3605).

  4.10 Fifth Amendment to the 1989 Credit Agreement, dated as of March 13, 1992 (incorporated by reference to Exhibit
          4.8 to Form 10-K for the period ended December 31, 1991, filed by KACC, File No. 1-3605).

  4.11 Seventh Amendment to the 1989 Credit Agreement, dated as of November 6, 1992 (incorporated by reference to Exhibit 4.10 to Amendment No. 5 to the Registration Statement on Form S-2, dated January 22, 1993, filed by KACC, Registration No. 33-48260).

  4.12 Eighth Amendment to the 1989 Credit Agreement, dated as of January 7, 1993 (incorporated by reference to Exhibit 4.12 to Amendment No. 5 to the Registration
          Statement on Form S-2, dated January 22, 1993, filed by
          KACC, Registration No. 33-48260).

  4.13 Ninth Amendment to 1989 Credit Agreement, dated as of May 19, 1993 including the form of Intercompany Note annexed as an Exhibit thereto (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 22, 1993, filed by KACC, Registration No. 33-49555).

  4.14 Tenth Amendment to 1989 Credit Agreement, dated as of July 23, 1993, (incorporated by reference to Exhibit
          4.13 to the Registration Statement on Form S-3, dated August 26, 1993, filed by KACC, Registration No. 33-50097).

  4.15 Eleventh Amendment to 1989 Credit Agreement, dated as of August 27, 1993, (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3, dated October 13, 1993, filed by KAC, Registration
          No. 33-50581).

  4.16    Twelfth Amendment to 1989 Credit Agreement, dated as of
          December 20, 1993, (incorporated by reference to
          Exhibit 4.15 to Amendment No. 3 to the Registration
          Statement on Form S-2, dated February 8, 1994, filed by
          KACC, Registration No. 33-50097).

  4.17 Certificate of Designation of Series A Mandatory Conversion Premium Dividend Preferred Stock of KAC, dated June 28, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  4.18 Deposit Agreement between KAC and The First National Bank of Boston, dated as of June 30, 1993 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

Exhibit
Number                       Description
- ------                       -----------

  4.19 Intercompany Note between KACC and KAC (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement on Form S-1 dated December 13,
          1989, filed by KACC, Registration No. 33-30645).

  4.20 Senior Subordinated Intercompany Note between KACC and MAXXAM, dated January 14, 1993 (incorporated by reference to Exhibit 4.13 to Amendment No. 5 to the Registration Statement on Form S-2, dated January 22, 1993, filed by KACC, Registration No. 33-48260).

  4.21 Certificate of Designation of KAC's 8.255% Preferred Redeemable Increased Dividend Equity Securities, dated February 17, 1994 (incorporated by reference to Exhibit
          4.21 to Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.22 Senior Subordinated Intercompany Note between KACC and KAC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.23    Senior Subordinated Intercompany Note between KACC and
          KAC dated March 17, 1994 (incorporated by reference to
          Exhibit 4.23 to Form 10-K for the period ended December
          31, 1993, filed by KAC, File No. 1-9447).

  4.24    Senior Subordinated Intercompany Note between KACC and
          KAC dated June 30, 1993 (incorporated by reference to
          Exhibit 4.24 to Form 10-K for the period ended December
          31, 1993, filed by KAC, File No. 1-9447).

          KACC has not filed certain long-term debt instruments not being registered with the Securities and Exchange Commission where the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of KACC and its subsidiaries on a consolidated basis. KACC agrees and undertakes to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

  10.1 Form of indemnification agreement with officers and directors (incorporated by reference to Exhibit (10)(b) to the Registration Statement of KAC on Form S-4, File
          No. 33-12836).

  10.2    Tax Allocation Agreement between MAXXAM and KACC
          (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement on Form
          S-1, dated December 14, 1989, filed by KACC,
          Registration No. 33-30645).

  10.3    Tax Allocation Agreement between KAC and MAXXAM
          (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form
          S-1, dated June 11, 1991, filed by KAC, Registration
          No. 33-37895).

  10.4 Tax Allocation Agreement, dated as of June 30, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  10.5 Amended and Restated Alumina Supply Agreement, dated as of October 11, 1989 (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1, dated November 14, 1989, filed by KACC, Registration No. 33-30645).

  10.6 Assumption Agreement, dated as of October 28, 1988 (incorporated by reference to Exhibit HHH to the Final Amendment to the Schedule 13D of MAXXAM Group Inc. and others in respect of the Common Stock of KAC, par value $.33-1/3 per share).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

Exhibit
Number                       Description
- ------                       -----------

  10.7    Agreement, dated as of June 30, 1993, between KAC and
          MAXXAM (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended
          June 30, 1993, filed by KACC, File No. 1-3605).


Executive Compensation Plans and Arrangements
          ---------------------------------------------

  10.8    KACC's Bonus Plan (incorporated by reference to Exhibit
          10.25 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC,
          Registration No. 33-30645).

  10.9    KaiserTech Limited Long Term Incentive Plan, dated June
          2, 1989 (incorporated by reference to Exhibit 10.14 to
          Form 10-K for the period ended December 31, 1989, filed by KACC, File No. 1-3605).

  10.10   Amendment No. 2 to KaiserTech Limited Long Term
          Incentive Plan, dated as of December 18, 1991
          (incorporated by reference to Exhibit 10.7 to Form 10-K for the period ended December 31, 1991, filed by KACC, File No. 1-3605).

  10.11 Amendment No. 3 to Kaiser Aluminum Long Term Incentive Plan, dated as of December 31, 1991 (incorporated by reference to Exhibit 10.8 to Form 10-K for the period ended December 31, 1991, filed by KACC, File No. 1-3605).

  10.12 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  10.13 Kaiser Aluminum Middle Management Long-Term Incentive Plan, dated June 25, 1990, as amended (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1, dated February 13, 1991, filed by KAC, Registration No. 33-37895).

  10.14 Employment Agreement, dated April 1, 1993, among KAC, KACC, and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

  10.15 Employment Agreement, dated as of October 1, 1992, among KACC, KAC and A. Stephens Hutchcraft, Jr.
          (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registration Statement on Form
          S-2, dated January 22, 1993, filed by KACC,
          Registration No. 33-48260).

  10.16 Severance Agreement, dated July 1, 1985, between KACC and A. Stephens Hutchcraft, Jr., as amended
          (incorporated by reference to Exhibit (10)(f) to Form
          10-K for the period ended December 31, 1988, filed by KACC, File No. 1-3605).

  10.17 Amendment, dated October 31, 1989, to the Severance Agreement of A. Stephens Hutchcraft, Jr. referenced in
          Exhibit 10.16 above (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

Exhibit
Number                       Description
- ------                       -----------

  10.18 Consulting Agreement, dated November 19, 1993 between KACC and A. Stephens Hutchcraft, Jr. (incorporated herein by reference to MAXXAM's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-3924; the "MAXXAM 1993 Form 10-K").

  10.19   Employment Agreement, dated September 26, 1990, between
          KACC, MAXXAM and John T. La Duc (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1, dated February 13,
          1991, filed by KAC, Registration No. 33-37895).

  10.20 Employment Agreement, dated as of August 22, 1990, among KACC, MAXXAM and Robert W. Irelan (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q for the quarterly period ended March 31, 1991, filed by KACC, File No. 1-3605).

  10.21 Promissory Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC (incorporated by reference to Exhibit 10.54 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.22   Real Estate Lien Note, dated October 4, 1990, by Robert
          W. Irelan and Barbara M. Irelan to KACC and related Deed of Trust (incorporated by reference to Exhibit
          10.55 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.23 Employment Agreement, dated as of March 8, 1990, between MAXXAM and Anthony R. Pierno (incorporated by reference to Exhibit 10.28 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.24 Promissory Note dated February 1, 1989, by Anthony R. Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit 10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

  10.25   Promissory Note, dated July 19, 1990, by Anthony R.
          Pierno to MAXXAM (incorporated by reference to Exhibit
          10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.26 Commercial Guaranty, dated February 22, 1993, executed by MAXXAM in favor of Charter National Bank-Houston with respect to a loan from Charter National Bank-Houston to Anthony R. Pierno (incorporated by reference to Exhibit 10.27 to Form 10-K for the period ended December 31, 1992, filed by KAC, File No. 1-9447).

  10.27 Commercial Guaranty, dated January 24, 1994, between MAXXAM and Charter National Bank-Houston, in respect of a loan from Charter National Bank-Houston to Anthony R. Pierno and a related letter agreement (incorporated herein by reference to the MAXXAM 1993 Form 10-K).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

Exhibit
Number                       Description
- ------                       -----------

  10.28 Employment Agreement, dated as of March 8, 1990, between MAXXAM and Byron L. Wade (incorporated by reference to Exhibit 10.50 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.29 Promissory Note, dated July 20, 1993, between MAXXAM and Byron L. Wade (incorporated herein by reference to the MAXXAM 1993 Form 10-K).

  10.30 Employment Agreement, dated as of July 1, 1991, by and among MAXXAM, KACC and Joseph A. Bonn (incorporated by reference to Exhibit 10.23 to Form 10-K for the period ended December 31, 1991, filed by KACC, File No. 1-3605).

  10.31 Agreement, dated December 20, 1991, between KAC and Joseph A. Bonn (incorporated by reference to Exhibit
          10.3 to the Report on Form 10-Q for the quarterly period ended March 31, 1992, filed by KACC, File No. 1-3605).

  10.32   Employment Agreement, dated August 20, 1993, between
          KACC and Robert E. Cole (incorporated by reference to the MAXXAM 1993 Form 10-K).

  *21     Significant subsidiaries of KACC.





- -----------------

    *Filed herewith.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------


Exhibit 21


                                  SUBSIDIARIES



Listed below are the principal subsidiaries of Kaiser Aluminum &
Chemical Corporation and the jurisdiction of their incorporation or organization. Certain subsidiaries are omitted which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.



                                                  Place of
                                                Incorporation
               Name                             or Organization
               ----                             ---------------

   Alpart Jamaica Inc . .. . .. . .. . .. . ..    Delaware
   Alumina Partners of Jamaica (partnership).  Delaware
   Anglesey Aluminium Limited.. . .. . .. . .  United Kingdom
   Kaiser Alumina Australia Corporation.. . .  Delaware
   Kaiser Aluminium Europe (U.K.) Limited . ..    United Kingdom
   Kaiser Aluminium International, Inc... . .  Delaware
   Kaiser Aluminum & Chemical
      International N.V... . .. . .. . .. . ..    Netherlands

                                                     Antilles
   Kaiser Aluminum & Chemical of Canada Limited.  Ontario
   Kaiser Aluminum Technical Services, Inc. ..    California
   Kaiser Bauxite Company. . .. . .. . .. . ..    Nevada
   Kaiser Center, Inc.. .. . .. . .. . .. . ..    California
   Kaiser Center Properties (partnership) . ..    California
   Kaiser Finance Corporation . . .. . .. . ..    Delaware
   Kaiser Jamaica Bauxite Company (partnership)   Jamaica
   Kaiser Jamaica Corporation.. . .. . .. . .  Delaware
   Queensland Alumina Limited.. . .. . .. . .  Queensland
   Strombus International Insurance Company,
        Ltd.. .. . .. . .. . .. . .. . .. . ..    Bermuda
   Trochus Insurance Company, Ltd... . .. . .  Bermuda
   Volta Aluminium Company Limited.. . .. . .  Ghana

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------

PRODUCTION AND RESEARCH FACILITIES
(100% owned unless otherwise noted)




Alumina and Bauxite                      Fabricated Products

  Gramercy, Louisiana                    Flat Rolled Products
  Alumina Partners of Jamaica            --------------------
    (Alpart), Jamaica (65%)              Trentwood, Washington
  Kaiser Jamaica Bauxite Company (KJBC),
    Jamaica (49%)                        Extruded Products
  Queensland Alumina Limited (QAL),      -----------------
    Australia (28.3%)                    including Rod and Bar
  Alumina Development Laboratory,        ---------------------

    Gramercy, Louisiana                  Jackson, Tennessee
                                         Los Angeles, California
                                        Santa Fe Springs,
Primary Products                            California
                                         Newark, Ohio
  Mead, Washington                       Sherman, Texas
  Tacoma, Washington                     Tulsa, Oklahoma
  Anglesey Aluminium Limited,            Kaiser Aluminum &
    Wales (49%)                             Chemical of Canada

 Volta Aluminium Company                    Limited,London,
    Limited (Valco),                        Ontario, Canada
    Ghana (90%)
 Division Technology Center,             Forgings
    Mead, Washington                     --------
                                         Alliance, Ohio
                                         Canton, Ohio
 Center for Technology                   Erie, Pennsylvania

                                         Greenwood, South

 Pleasanton, California                     Carolina, Forge
                                         Greenwood, South
                                           Carolina, Machine
                                           Shop
                                         Oxnard, California

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------------


Executive Offices                    Directors

6177 Sunol Boulevard                 Charles E. Hurwitz
Pleasanton, CA, 94566-7769           George T. Haymaker, Jr.
510/462-1122                         Robert J. Cruikshank
                                    Ezra G. Levin
                                     Robert Marcus
                                    Paul D. Rusen
Auditors

Arthur Andersen & Co.
Spear Street Tower                   Corporate Officers and
One Market Plaza                     Business Unit Managers
San Francisco, CA 94105-1019
                                     George T. Haymaker, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer

                                     Charlie Alongi
                                    Controller

                                     Joseph A. Bonn
                                     Vice President, Planning and

                                     Administration

                                     Robert E. Cole
                                     Vice President, Government

                                     Affairs

                                     John E. Daniel
                                     Vice President, Primary

                                     Aluminum Products

                                     Richard B. Evans
                                     Vice President, Flat-Rolled
                                    Products

                                     Robert W. Irelan
                                     Vice President, Public

                                     Relations

                                     John T. La Duc
                                     Vice President and Chief

                                     Financial Officer

                                     James T. Owen
                                     Vice President, Extruded

                                     Products/Rod and Bar

                                     Joseph Peganoff
                                     Vice President, Forgings

                                     Anthony R. Pierno
                                     Vice President and General
                                    Counsel

                                     Geoffrey W. Smith
                                     Vice President, Alumina

                                    Kris S. Vasan
                                    Treasurer

                                    Byron L. Wade
                                    Vice President, Secretary
                                    and Deputy General Counsel

                                     Lawrence L. Watts
                                    Vice President, Alumina