Form 10-Q
period 1994-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1994-05-12
CIK 54291

=========================================================================



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                    FORM 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994

                      Commission file number 1-3605




                  KAISER ALUMINUM & CHEMICAL CORPORATION
          (Exact name of registrant as specified in its charter)


                  Delaware                       94-0928288
         (State of incorporation)  (I.R.S. Employer Identification No.)


                     6177 Sunol Boulevard, Pleasanton, CA  94566-7769
                    (Address of principal executive offices)(Zip Code)


                                 (510) 462-1122
           (Registrant's telephone number, including area code)






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes     X          No
            ------          -------

     As of April 30, 1994, the registrant had 46,171,365 shares of common stock outstanding.






======================================================================

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES



                         PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

      The following interim consolidated financial statements of the registrant and its consolidated subsidiary companies are set forth below in response to Item 1, Part I, of this Form 10-Q:

        Consolidated Balance Sheets
        -- March 31, 1994 (unaudited) and December 31, 1993;

        Statements of Consolidated Loss (unaudited)
        -- quarters ended March 31, 1994 and 1993;

        Statements of Consolidated Cash Flows (unaudited)
        -- quarters ended March 31, 1994 and 1993.

     For further information, refer to the consolidated financial statements and the footnotes thereto included in the annual report of the registrant on Form 10-K for the year ended December 31, 1993.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)


                                                                                   March 31,    December 31,
                                                                                     1994            1993
                                                                                 ------------   ------------
                                   Assets                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                     $    56.7        $   14.2
   Receivables                                                                       241.6           236.0
   Inventories                                                                       412.4           426.9
   Prepaid expenses and other current assets                                          69.1            60.7
                                                                                 ---------        --------
      Total current assets                                                           779.8           737.8

Investments in and advances to unconsolidated affiliates                             179.0           183.2
Property, plant, and equipment -- net                                              1,146.6         1,163.7
Deferred income taxes                                                                230.9           210.3
Other assets                                                                         252.1           233.2
                                                                                 ---------        --------
      Total                                                                      $ 2,588.4        $2,528.2
                                                                                 =========        ========
                      Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable                                                              $   113.5          $126.3
   Accrued interest                                                                   12.8            23.6
   Accrued salaries, wages, and related expenses                                      55.3            56.1
   Accrued postretirement benefit obligation -- current portion                       47.6            47.6
   Other accrued liabilities                                                         123.8           133.1
   Payable to affiliates                                                              62.4            62.4
   Short-term borrowings                                                                                .5
   Long-term debt -- current portion                                                   8.7             8.7
   Notes payable to parent -- current portion                                         21.2            12.6
                                                                                 ---------          ------

      Total current liabilities                                                      445.3           470.9

Long-term liabilities                                                                506.4           501.7
Accrued postretirement benefit obligation                                            716.5           713.1
Long-term debt                                                                       751.6           720.2
Notes payable to parent                                                               39.4            18.9
Minority interests                                                                    69.1            69.7
Redeemable preference stock                                                           27.1            33.6
Stockholders' equity:
   Preference stock                                                                    1.8             1.8
   Common stock                                                                       15.4            15.4
   Additional capital                                                              1,560.0         1,471.2
   Accumulated deficit                                                              (199.8)         (165.2)
   Additional minimum pension liability                                              (21.6)          (21.6)
   Less:  Note receivable from parent                                             (1,322.8)       (1,301.5)
                                                                                 ---------        --------
      Total stockholders' equity                                                      33.0              .1
                                                                                 ---------        --------
      Total                                                                      $ 2,588.4        $2,528.2
                                                                                 =========        ========
                The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                                       KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                                       STATEMENTS OF CONSOLIDATED LOSS
                                                                 (Unaudited)
                                                          (In millions of dollars)



                                                                           Quarter Ended
                                                                             March 3l,
                                                                        --------------------
                                                                          1994        1993
                                                                        -------     -------
Net sales                                                               $ 415.1     $ 442.6
                                                                        -------     -------
Costs and expenses:
   Cost of products sold                                                  387.8       400.1
   Depreciation                                                            24.9        24.2
   Selling, administrative, research and development, and general          28.0        27.9
                                                                        -------     -------
      Total costs and expenses                                            440.7       452.2
                                                                        -------     -------
Operating loss                                                            (25.6)       (9.6)

Other income (expense):
  Interest and other income -- net                                          2.0         2.7
  Interest expense                                                        (21.4)      (21.4)
                                                                        -------     -------
Loss before income taxes, minority interests, extraordinary loss, and
  cumulative effect of changes in accounting principles                   (45.0)      (28.3)

Credit for income taxes                                                    15.8        11.5

Minority interests                                                          1.1         1.2
                                                                        -------     -------
Loss before extraordinary loss and cumulative effect of changes
  in accounting principles                                                (28.1)      (15.6)

Extraordinary loss on early extinguishment of debt, net of tax benefit
  of $2.9 and $11.2 for 1994 and 1993 periods, respectively                (5.4)      (21.8)

Cumulative effect of changes in accounting principles, net of tax
  benefit of $237.7                                                                  (507.9)
                                                                        -------     -------
Net loss                                                                $ (33.5)    $(545.3)
                                                                        =======     =======








                The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                                       KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                 (Unaudited)
                                                          (In millions of dollars)

                                                                                        Quarter Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                        1994      1993
                                                                                      --------  --------
Cash flows from operating activities:
   Net loss                                                                           $ (33.5)  $(545.3)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation                                                                       24.9      24.2
      Amortization of deferred financing costs and discount on long-term debt             2.2       2.9
      Non-cash postretirement benefit expenses other than pensions                        3.4       3.9
      Minority interests                                                                 (1.1)     (1.2)
      Extraordinary loss on early extinguishment of debt                                  5.4      21.8
      Cumulative effect of changes in accounting principles                                       507.9
      Decrease in accrued and deferred income taxes                                     (17.7)    (13.1)
      Equity in losses of unconsolidated affiliates                                       1.3       2.1
      (Decrease) increase in accrued interest                                           (10.7)      6.1
      Incurrence of financing costs                                                     (17.1)    (11.3)
      Increase in receivables                                                            (6.8)     (3.6)
      Decrease (increase) in inventories                                                 14.5      (1.2)
      Increase in prepaid expenses and other current assets                              (7.3)     (7.7)
      Decrease in accounts payable                                                      (12.8)    (18.8)
      (Decrease) increase in payable to affiliates and accrued liabilities               (8.8)      5.0
      Other                                                                              (4.1)       .5
                                                                                      -------   -------
         Net cash used for operating activities                                         (68.2)    (27.8)
                                                                                      -------   -------
Cash flows from investing activities:
   Net proceeds from disposition of property and investments                              2.3       7.2
   Capital expenditures                                                                  (9.6)    (10.0)
   Redemption fund for preference stock                                                  (2.3)     (1.0)
                                                                                      -------   -------
         Net cash used for investing activities                                          (9.6)     (3.8)
                                                                                      -------   -------
Cash flows from financing activities:
   Repayments of long-term debt, including revolving credit                            (321.4)   (575.4)
   Borrowings of long-term debt, including revolving credit                             353.5     622.0
   Borrowings from MAXXAM Group Inc.                                                               15.0
   Tender premiums and other costs on early extinguishment of debt                                (27.1)
   Net short-term payments                                                                (.5)     (2.9)
   Net borrowings from parent                                                            29.1
   Dividends paid                                                                         (.2)      (.5)
   Redemption of preference stock                                                        (7.4)     (3.3)
   Capital contribution                                                                  67.2
                                                                                      -------   -------
         Net cash provided by financing activities                                      120.3      27.8
                                                                                      -------   -------
Net increase (decrease) in cash and cash equivalents during the period                   42.5      (3.8)
Cash and cash equivalents at beginning of period                                         14.2      18.5
                                                                                      -------   -------
Cash and cash equivalents at end of period                                            $  56.7   $  14.7
                                                                                      =======   =======
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest                                         $  29.9   $  12.5
   Income taxes paid                                                                      2.4       1.6

                The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              (In millions of dollars)


1.  General

     Kaiser Aluminum & Chemical Corporation ("KACC" or the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 60% of Kaiser's common stock, assuming the conversion of each outstanding $.65 Depositary Share and each outstanding PRIDES (as defined below) into one share of Kaiser's common stock, with the remaining 40% publicly held.

     The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, said financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first quarter of 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior period information were made to conform to the current presentation.

     In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). The net proceeds from the sale of the shares of PRIDES were approximately $100.4. Kaiser used such net proceeds to make non-interest-bearing loans to KACC in the aggregate principal amount of $33.2 (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily convertible into shares of Kaiser's common stock) and used the balance of such net proceeds to make capital contributions to KACC in the aggregate amount of approximately $67.2.


2.  Inventories

    The classification of inventories is as follows:

                                                         March 31,    December 31,
                                                           1994          1993
                                                        ----------   -------------
    Finished fabricated products                           $ 74.7        $ 83.7
    Primary aluminum and work in process                    143.6         141.4
    Bauxite and alumina                                      86.7          94.0
    Operating supplies and repair and maintenance parts     107.4         107.8
                                                           ------        ------
       Total                                               $412.4        $426.9
                                                           ======        ======

     Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.


                                        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                                           (In millions of dollars)

3.  Long-Term Debt

    Long-term debt is as follows:


                                                                    March 31,   December 31,
                                                                      1994         1993
                                                                    ---------   ------------
1994 Credit Agreement
1989 Credit Agreement (6.59% at December 31, 1993)
   Revolving Credit Facility                                                       $188.0
9-7/8% Senior Notes, net of discount of $1.5                         $223.5
Pollution Control and Solid Waste Disposal Facilities
   Obligations (6.00% - 7.75%)                                         39.0          39.2
Alpart CARIFA Loan (fixed and variable rates)                          60.0          60.0
Alpart Term Loan (8.95%)                                               21.9          25.0
12-3/4% Senior Subordinated Notes                                     400.0         400.0
Other borrowings (fixed and variable rates)                            15.9          16.7
                                                                     ------        ------
   Total                                                              760.3         728.9
Less current portion                                                    8.7           8.7
                                                                     ------        ------
   Long-term debt                                                    $751.6        $720.2
                                                                     ======        ======

     On February 17, 1994, Kaiser and KACC entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced the credit agreement entered into in December 1989 by Kaiser and KACC with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement") and consists of a $250.0 five-year secured, revolving line of credit, scheduled to mature in 1999. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $250.0 or a borrowing base related to eligible accounts receivable plus eligible inventory. As of March 31, 1994, $179.6 of borrowing capacity was unused under the 1994 Credit Agreement (of which $54.6 could also have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by all significant subsidiaries of KACC which were guarantors of KACC's obligations under the 1989 Credit Agreement. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate (as defined) plus 1-1/2% or
(ii) LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% based upon a financial test, determined quarterly.

     The Company recorded a pre-tax extraordinary loss of approximately $8.3 ($5.4 after taxes) in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

     Concurrent with the offering by Kaiser of the PRIDES, KACC issued $225.0 of its 9-7/8% Senior Notes due 2002 (the "Senior Notes"). The net proceeds of the offering of the Senior Notes were used to reduce outstanding borrowings under the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                        (In millions of dollars)


4.  Contingencies

     Environmental Contingencies -- Kaiser and KACC are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1994, the balance of such accruals, which is primarily included in Long-term liabilities, was $42.0.

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

     Asbestos Contingencies -- KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At March 31, 1994, the number of such lawsuits pending was approximately 24,500.

     Based upon prior experience, the Company estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for the years 1994 through 1998, and an aggregate of approximately $88.4 thereafter through 2006. Based upon past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2006. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2006 and, accordingly, no accrual has been recorded for such costs which may be incurred.
This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate (5.25% at March 31,

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                          (In millions of dollars)

1994). Accordingly, an accrual of $102.3 for asbestos-related expenditures is included primarily in Long-term liabilities at March 31, 1994. The aggregate amount of the undiscounted liability at March 31, 1994, is $139.8, before considerations for insurance recoveries.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from one of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $94.3, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in Other assets as of March 31, 1994.

     Based upon the factors discussed in the two preceding paragraphs, management currently believes that the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of insurance recoveries should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     Other Contingencies -- The Company is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the ultimate outcome of such matters and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the response to Item 1, Part I, of this Report.

Results of Operations
- - ---------------------

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1994 and 1993. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                            (In millions of dollars, except shipments and prices)



                                                                                Quarter Ended
                                                                                  March 31,
                                                                              -----------------
                                                                               1994       1993
                                                                              ------    -------
Shipments: (000 tons)(1)
   Alumina                                                                     468.2      459.3
   Aluminum products:
      Primary aluminum                                                          64.3       74.5
      Fabricated aluminum products                                              96.8       91.6
                                                                              ------    -------
         Total aluminum products                                               161.1      166.1
                                                                              ======    =======
Average realized sales price:
   Alumina (per ton)                                                          $  155    $   174
   Primary aluminum (per pound)                                                  .55        .56

Net sales:
   Bauxite and alumina:
      Alumina                                                                 $ 72.5    $  80.0
      Other(2)(3)                                                               20.4       19.0
                                                                              ------    -------
         Total bauxite and alumina                                              92.9       99.0
                                                                              ------    -------
   Aluminum processing:
      Primary aluminum                                                          77.3       91.2
      Fabricated aluminum products                                             241.5      249.1
      Other(3)                                                                   3.4        3.3
                                                                              ------    -------
         Total aluminum processing                                             322.2      343.6
                                                                              ------    -------
            Total net sales                                                   $415.1    $ 442.6
                                                                              ======    =======

Operating income (loss):
          Bauxite and alumina                                                 $ (2.4)   $    .1
   Aluminum processing                                                          (6.0)       9.0
   Corporate                                                                   (17.2)     (18.7)
                                                                              ------    -------
      Total operating loss                                                    $(25.6)   $  (9.6)
                                                                              ======    =======
Loss before income taxes, minority interests, extraordinary loss, and
   cumulative effect of changes in accounting principles                      $(45.0)   $ (28.3)
                                                                              ======    =======
Loss before extraordinary loss and cumulative effect of changes
   in accounting principles                                                   $(28.1)   $ (15.6)
Extraordinary loss on early extinguishment of debt, net of tax benefit
   of $2.9 and $11.2 for 1994 and 1993 periods, respectively                    (5.4)     (21.8)
Cumulative effect of changes in accounting principles, net of tax
   benefit of $237.7                                                                     (507.9)
                                                                              ------    -------
Net loss                                                                      $(33.5)   $(545.3)
                                                                              ======    =======
Capital expenditures                                                          $  9.6    $  10.0
                                                                              ======    =======
(1)  All references to tons refer to metric tons of 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Net Sales

     Bauxite and Alumina -- Revenue from net sales to third parties for the bauxite and alumina segment was $92.9 million in the first quarter of 1994, compared with $99.0 million in the first quarter of 1993. Revenue from alumina decreased 9% to $72.5 million in the first quarter of 1994 from $80.0 million in the first quarter of 1993, principally due to lower average realized prices.

     Aluminum Processing -- Revenue from net sales to third parties for the aluminum processing segment was $322.2 million in the first quarter of 1994, compared with $343.6 million in the first quarter of 1993. Revenue from primary aluminum decreased 15% to $77.3 million in the first quarter of 1994 from $91.2 million in the first quarter of 1993, primarily because of lower shipments. Shipments of primary aluminum to third parties constituted approximately 40% of total aluminum products shipments in the first quarter of 1994, compared with approximately 45% in the first quarter of 1993. Revenue from fabricated aluminum products decreased 3% to $241.5 million in the first quarter of 1994 from $249.1 million in the first quarter of 1993, principally due to lower average realized prices, partially offset by increased shipments.

Operating Loss

     The Company had an operating loss of $25.6 million in the first quarter of 1994, compared with $9.6 million in the first quarter of 1993.

     Bauxite and Alumina -- This segment's operating loss in the first quarter of 1994 was $2.4 million, compared with operating income of $.1 million in the first quarter of 1993. The decline in earnings is principally due to lower average realized prices for alumina.

     Aluminum Processing -- This segment's operating loss was $6.0 million in the first quarter of 1994, compared with operating income of $9.0 million in the first quarter of 1993, principally due to reduced shipments of primary aluminum and lower average realized prices of fabricated aluminum products, partially offset by increased shipments of fabricated aluminum products.

    Corporate -- Corporate operating expenses of $17.2 million in the first quarter of 1994 and $18.7 million in the first quarter of 1993, represented corporate general and administrative expenses, which are not allocated to the Company's segments.

Loss Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles

     Loss before extraordinary loss and cumulative effect of changes in accounting principles in the first quarter of 1994 was $28.1 million, compared with $15.6 million in the first quarter of 1993. The increase in loss resulted from the increased operating loss previously described, partially offset by a higher credit for income taxes.

Extraordinary Loss on Early Extinguishment of Debt

     In the first quarter of 1994, the Company recorded a pre-tax extraordinary loss of approximately $8.3 million ($5.4 million after taxes), consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

          KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company recorded a pre-tax extraordinary loss of $33.0 million in the first quarter of 1993 ($21.8 million after taxes), consisting primarily of premiums and the write-off of unamortized discount and deferred financing costs related to the early redemption of the 14-1/4% Senior Subordinated Notes due 1995.

Cumulative Effect of Changes in Accounting Principles

     As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), and Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112").

     The cumulative effect of the change in accounting principle for the adoption of SFAS 106 reduced results of operations by $497.7 million, net of a related income tax benefit of $234.2 million. The cumulative effect of the change in accounting principle for the adoption of SFAS 112 reduced results of operations by $7.3 million, net of a related income tax benefit of $3.5 million. The new accounting methods have no effect on the Company's cash outlays for postretirement and postemployment benefits. The Company reserves the right, subject to applicable collective bargaining agreements, to amend or terminate these benefits.

     The cumulative effect of the change in accounting principle for the adoption of SFAS 109 reduced results of operations by $2.9 million. The implementation of SFAS 109 required the Company to restate certain assets and liabilities to pre-tax amounts from net-of-tax amounts originally recorded in connection with the acquisition of the Company by MAXXAM.

Net Loss

     The Company recorded a net loss of $33.5 million for the first quarter of 1994, compared with a net loss of $545.3 million for the first quarter of 1993. The principal reasons for the decrease in net loss were the cumulative effect of changes in accounting principles of $507.9 million and the extraordinary loss of $21.8 recorded in the first quarter of 1993, partially offset by higher operating losses and the 1994 extraordinary loss described above.

Financial Condition
- - -------------------

     At March 31, 1994, the Company had working capital of $334.5 million and long-term debt of $751.6 million (excluding Notes payable to parent) as compared to working capital of $266.9 million and long-term debt of $720.2 million (excluding Notes payable to parent) at December 31, 1993.

     In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of its PRIDES. The net proceeds from the sale of the shares of PRIDES were approximately $100.4 million. Kaiser used such net proceeds to make non-interest-bearing loans to KACC in the aggregate principal amount of $33.2 million (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily convertible into shares of Kaiser's common stock) and used the balance of such net proceeds to make capital contributions to KACC in the aggregate amount of approximately $67.2 million.

          KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The offering of the PRIDES, issuance of the Senior Notes, and entering into the 1994 Credit Agreement were the final steps of a comprehensive refinancing plan which Kaiser and KACC began in January 1993 which extended the maturities of the Company's outstanding indebtedness, enhanced its liquidity, and raised new equity capital.

     The obligations of KACC with respect to the Senior Notes and the 12-3/4% Senior Subordinated Notes due 2003 (the "12-3/4% Notes") are guaranteed, jointly and severally, by certain subsidiaries of KACC. The indentures governing the Senior Notes and the 12-3/4% Notes restrict, among other things, KACC's ability, and the 1994 Credit Agreement restricts, among other things, Kaiser's and KACC's ability, to incur debt, undertake transactions with affiliates, and pay dividends. Currently, such restrictions do not permit Kaiser or KACC to pay any dividends in respect of their common stock.


Trends
- - ------

     In response to the low price of primary aluminum caused by the current surplus, a number of companies have closed smelting facilities. As a result of this and certain power reductions undertaken by the Bonneville Power Administration in the Pacific Northwest, a number of companies (including the Company) have curtailed or shut down production capacities at their smelter facilities in the Pacific Northwest. Furthermore, after continued assessment of current market conditions, on April 27, 1994, the Company announced that it will curtail by May 15, 1994, about 40,000 metric tons of primary aluminum-making capacity at its 90%-owned Volta Aluminium Company Limited ("VALCO") smelter in Ghana, West Africa. The tonnage accounts for about 20% of VALCO's annual capacity and about 9.3% of the Company's current annual production. With this cutback and those taken at the Company's Pacific Northwest smelters in January 1993, the Company will be operating at an annual production rate of approximately 390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.

     During the first quarter of 1994, the Company's average realized prices from sales of alumina and fabricated aluminum products declined from their 1993 levels. The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. The Company has attempted to mitigate the effect of market-price declines for alumina and primary aluminum through forward sales transactions and hedging programs. If the Company's average realized sales prices in 1994 for substantial quantities of its primary aluminum and alumina were based on the current market price of primary aluminum, the Company would continue to sustain net losses in 1994, which would be expected to exceed the loss for the year 1993 ($76.0 million) before
(a) extraordinary loss and cumulative effect of changes in accounting principles, (b) the charges related to the restructuring of the Trentwood plant and certain other facilities, and (c) certain other charges principally related to a reduction in the carrying value of the Company's inventories and the establishment of additional litigation and environmental reserves.

          KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES



                            PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (b)    Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended March 31, 1994.



                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.


                                 KAISER ALUMINUM & CHEMICAL CORPORATION



                                       /s/John T. La Duc
                                 By:________________________
                                          John T. La Duc
                                        Vice President and
                                     Chief Financial Officer
Dated:  May 11, 1994