Form 10-Q
period 1994-06-30
KAISER ALUMINUM & CHEMICAL CORP
filed 1994-08-15
CIK 54291

     =================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes   X          No
                -----          -----

          As of July 31, 1994, the registrant had 46,171,365 shares of common stock outstanding.




     =================================================================

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


                         PART I - FINANCIAL INFORMATION



     Item 1.  FINANCIAL STATEMENTS

          The following interim consolidated financial statements of the registrant and its consolidated subsidiary companies are set forth below in response to Item 1, Part I, of this Form 10-Q:

          Consolidated Balance Sheets
          -   June 30, 1994 (unaudited) and December 31, 1993;

          Statements of Consolidated Loss (unaudited)
          -   quarter and six months ended June 30, 1994 and 1993;

          Statements of Consolidated Cash Flows (unaudited)
          -   six months ended June 30, 1994 and 1993.

          For further information, refer to the consolidated financial statements and the footnotes thereto included in the annual report of the registrant on Form 10-K for the year ended December 31, 1993.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)
                                                                           June 30,      December 31,
                                                                             1994            1993
                                                                           --------      ------------
                                                                         (Unaudited)
                      Assets
     Current assets:
       Cash and cash equivalents                                           $   77.8        $   14.2
       Receivables                                                            224.1           236.0
       Inventories                                                            394.5           426.9
       Prepaid expenses and other current assets                               86.6            60.7
                                                                           --------        --------
         Total current assets                                                 783.0           737.8

     Investments in and advances to unconsolidated affiliates                 176.2           183.2
     Property, plant, and equipment--net                                    1,133.1         1,163.7
     Deferred income taxes                                                    248.5           210.3
     Other assets                                                             259.2           233.2
                                                                           --------        --------
         Total                                                             $2,600.0        $2,528.2
                                                                           ========        ========
            Liabilities & Stockholders' Equity
     Current liabilities:
       Accounts payable                                                    $  110.6        $  126.3
       Accrued interest                                                        32.1            23.6
       Accrued salaries, wages, and related expenses                           62.9            56.1
       Accrued postretirement benefit obligation--current portion              47.6            47.6
       Other accrued liabilities                                              131.2           133.1
       Payable to affiliates                                                   62.8            62.4
       Short-term borrowings                                                                     .5

       Long-term debt--current portion                                         11.3             8.7
       Notes payable to parent--current portion                                21.2            12.6
                                                                           --------        --------
         Total current liabilities                                            479.7           470.9

     Long-term liabilities                                                    512.2           501.7
     Accrued postretirement benefit obligation                                720.0           713.1
     Long-term debt                                                           747.9           720.2
     Notes payable to parent                                                   34.1            18.9
     Minority interests                                                        68.8            69.7
     Redeemable preference stock                                               27.1            33.6
     Stockholders' equity:
       Preference stock                                                         1.8             1.8
       Common stock                                                            15.4            15.4
       Additional capital                                                   1,582.0         1,471.2
       Accumulated deficit                                                   (223.1)         (165.2)

       Additional minimum pension liability                                   (21.6)          (21.6)
       Less:  Note receivable from parent                                  (1,344.3)       (1,301.5)
                                                                           --------        --------
         Total stockholders' equity                                            10.2              .1
                                                                           --------        --------
         Total                                                             $2,600.0        $2,528.2
                                                                           ========        ========

       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         STATEMENTS OF CONSOLIDATED LOSS
                                   (Unaudited)
                            (In millions of dollars)
                                                                   Quarter Ended     Six Months Ended
                                                                     June 30,            June 30,
                                                                  ----------------   ----------------
                                                                   1994      1993      1994     1993
                                                                  ------    ------    ------   ------
     Net sales                                                    $459.5    $432.2    $874.6  $ 874.8
                                                                  ------    ------    ------  -------

     Costs and expenses:
       Cost of products sold                                       419.0     391.0     806.8    791.1
       Depreciation                                                 25.1      24.3      50.0     48.5
       Selling, administrative, research and development,
         and general                                                29.5      31.0      57.5     58.9
                                                                  ------    ------    ------  -------
         Total costs and expenses                                  473.6     446.3     914.3    898.5
                                                                  ------    ------    ------  -------
     Operating loss                                                (14.1)    (14.1)    (39.7)   (23.7)

     Other income (expense):
       Interest and other income - net                               1.5       3.5       3.5      6.2
       Interest expense                                            (22.2)    (21.9)    (43.6)   (43.3)
                                                                  ------    ------    ------  -------
     Loss before income taxes, minority interests,
       extraordinary loss, and cumulative effect of
       changes in accounting principles                            (34.8)    (32.5)    (79.8)   (60.8)
     Credit for income taxes                                        12.3      13.6      28.1     25.1

     Minority interests                                               .4        .9       1.5      2.1
                                                                  ------    ------    ------  -------
     Loss before extraordinary loss and cumulative effect of
       changes in accounting principles                            (22.1)    (18.0)    (50.2)   (33.6)

     Extraordinary loss on early extinguishment of debt, net
       of tax benefit of $2.9 and $11.2 for 1994 and 1993
       periods, respectively                                                            (5.4)   (21.8)

     Cumulative effect of changes in accounting principles,
       net of tax benefit of $237.7                                                            (507.9)
                                                                  ------    ------    ------  -------
     Net loss                                                     $(22.1)   $(18.0)   $(55.6) $(563.3)
                                                                  ======    =======   ======  =======




       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                    ----------------
                                                                                     1994      1993
                                                                                    ------    ------
     Cash flows from operating activities:
       Net loss                                                                    $ (55.6)  $(563.3)
       Adjustments to reconcile net loss to net cash used for operating activities
         Depreciation                                                                 50.0      48.5
         Amortization of deferred financing costs and discount on long-term debt       3.5       5.7
         Non-cash postretirement benefit expenses other than pensions                  6.9       9.8
         Minority interests                                                           (1.5)     (2.1)
         Extraordinary loss on early extinguishment of debt                            5.4      21.8
         Cumulative effect of changes in accounting principles                                 507.9
         Decrease in accrued and deferred income taxes                               (33.6)    (33.5)
         Equity in losses of unconsolidated affiliates                                 1.3       6.5
         Increase in accrued interest                                                  8.7      19.4
         Incurrence of financing costs                                               (18.5)    (11.8)
         Decrease in receivables                                                       6.4       8.7
         Decrease (increase) in inventories                                           32.4       (.5)
         (Increase) decrease in prepaid expenses and other current assets            (12.8)      5.6
         Decrease in accounts payable                                                (15.7)    (14.1)
         (Decrease) increase in payable to affiliates and accrued liabilities         (7.5)      5.7
         Other                                                                         1.9      (3.4)
                                                                                   -------   -------
           Net cash (used for) provided by operating activities                      (28.7)     10.9
                                                                                   -------   -------
     Cash flows from investing activities:
       Net proceeds from disposition of property and investments                       2.8       8.4
       Capital expenditures                                                          (21.7)    (23.3)
       Redemption fund for preference stock                                           (1.3)      (.3)
                                                                                   -------   -------
           Net cash used for investing activities                                    (20.2)    (15.2)
                                                                                   -------   -------
     Cash flows from financing activities:
       Repayments of long-term debt, including revolving credit                     (322.7)   (865.6)
       Borrowings of long-term debt, including revolving credit                      353.5     773.0
       Borrowings from MAXXAM Group Inc. (see supplemental disclosure below)                    15.0
       Tender premiums and other costs on early extinguishment of debt                         (27.1)
       Net repayments of short-term borrowings                                         (.5)     (4.8)
       Net borrowings from parent                                                     23.8      37.8
       Dividends paid                                                                  (.4)      (.7)
       Redemption of preference stock                                                 (8.4)     (4.0)
       Capital contribution                                                           67.2      81.5
                                                                                   -------   -------
           Net cash provided by financing activities                                 112.5       5.1
                                                                                   --------   -------

     Net increase in cash and cash equivalents during the period                      63.6        .8
     Cash and cash equivalents at beginning of period                                 14.2      18.5
                                                                                   -------   -------

     Cash and cash equivalents at end of period                                    $  77.8   $  19.3
                                                                                   =======   =======
     Supplemental disclosure of cash flow information:
       Interest paid, net of capitalized interest                                   $ 31.4   $  18.2
       Income taxes paid                                                               5.4       7.1

     Supplemental disclosure of non-cash financing activities:
       Contribution to capital of the borrowings from MAXXAM Group Inc.                      $  15.0


       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (In millions of dollars)


     1.   General
          -------
          Kaiser Aluminum & Chemical Corporation ("KACC" or the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 60% of Kaiser's common stock, assuming the conversion of each outstanding $.65 Depositary Share and each outstanding share of PRIDES (as defined below) into one share of Kaiser's common stock, with the remaining 40% publicly held.

             The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first half of 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior-period information were made to conform to the current presentation.

               In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). The net proceeds from the sale of the PRIDES were approximately $100.4. Kaiser used such net proceeds to make non-interest-bearing loans to KACC in the aggregate principal amount of $33.2 (the aggregate dividends scheduled to accrue on the PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily convertible into shares of Kaiser's common stock) and used the balance of such net proceeds to make capital contributions to KACC in the aggregate amount of approximately $67.2.

     2.   Inventories
          -----------
          The classification of inventories is as follows:

                                                                            June 30,    December 31,
                                                                              1994         1993
                                                                            --------    ------------
          Finished fabricated products                                       $ 63.6        $ 83.7
          Primary aluminum and work in process                                149.0         141.4
          Bauxite and alumina                                                  77.0          94.0
          Operating supplies and repair and maintenance parts                 104.9         107.8
                                                                             ------        ------
            Total                                                            $394.5        $426.9
                                                                             ======        ======

               Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)


     3.   Long-Term Debt
          --------------
          Long-term debt is as follows:

                                                                       June 30,    December 31,
                                                                        1994          1993
                                                                       --------    ------------
          1994 Credit Agreement
          1989 Credit Agreement (6.59% at December 31, 1993)
            Revolving Credit Facility                                                 $188.0
          9-7/8% Senior Notes, net of discount of $1.5                  $223.5
          Pollution Control and Solid Waste Disposal Facilities
            Obligations (6.00% - 7.75%)                                   38.1          39.2
          Alpart CARIFA Loan (fixed and variable rates)                   60.0          60.0
          Alpart Term Loan (8.95%)                                        21.9          25.0
          12-3/4% Senior Subordinated Notes                              400.0         400.0
          Other borrowings (fixed and variable rates)                     15.7          16.7
                                                                        ------        ------
            Total                                                        759.2         728.9
            Less current portion                                          11.3           8.7
                                                                        ------        ------
            Long-term debt                                              $747.9        $720.2
                                                                        ======        ======

          On February 17, 1994, Kaiser and KACC entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced the credit agreement entered into in December 1989 by Kaiser and KACC with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement") and consists of a $250.0 five-year secured, revolving line of credit, scheduled to mature in 1999. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $250.0 or a borrowing base related to eligible accounts receivable plus eligible inventory. As of June 30, 1994, $184.2 of borrowing capacity was unused under the 1994 Credit Agreement (of which $59.2 could also have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by all significant subsidiaries of KACC. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate (as defined) plus 1-1/2% or (ii) LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% based upon a financial test, determined quarterly. The 1994 Credit Agreement was amended as of July 21, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

         The Company recorded a pre-tax extraordinary loss of $8.3 ($5.4 after taxes) in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

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

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)



     4.   Contingencies
          -------------
          Environmental Contingencies - Kaiser and KACC are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1994, the balance of such accruals, which is primarily included in Long-term liabilities, was $42.1.

          These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to the environmental accrual will be approximately $4.0 to $9.0 for the years 1994 through 1998 and an aggregate of approximately $11.0 thereafter.

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

          Asbestos Contingencies - KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1994, the number of such lawsuits pending was approximately 21,200.

          Based upon prior experience, the Company estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for each of the years 1994 through 1998, and an aggregate of approximately $95.4 thereafter through 2007. Based upon past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate. Accordingly, an asbestos-related cost accrual of $102.6 is included primarily in Long-term liabilities at June 30, 1994. The aggregate amount of the undiscounted liability at June 30, 1994, is $141.9, before considerations for insurance recoveries.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)



          The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $97.9, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in Other assets as of June 30, 1994.

          Based upon the factors discussed in the two preceding paragraphs, management currently believes that the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of insurance recoveries should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

             Other Contingencies - The Company is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the ultimate outcome of such matters and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     5.   Derivative Financial Instruments and Related Hedging Programs
          -------------------------------------------------------------

          The Company enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina and primary aluminum prices, and the cost of purchased commodities.

          The Company has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose the Company to certain exchange rate risks. In order to mitigate its exposure, the Company periodically enters into forward foreign exchange and currency option contracts in Australian Dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At June 30, 1994, the Company had net forward foreign exchange contracts totaling approximately $23.4 million for the purchase of 34.8 million Australian Dollars through May 1995. The option contracts are agreements that establish the maximum price or establish a range of prices at which the foreign currency may be acquired. At June 30, 1994, such options established a price range of $30.2 million to $31.7 million for the purchase of
     48.0 million Australian Dollars through December 1994, and established a maximum price of $2.2 million for the purchase of 1.5 million Pounds Sterling through December 1994.

          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i) varying quantities of the Company's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow the Company to participate in certain higher market prices, should they materialize, for a portion of the Company's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its excess primary aluminum and alumina, and (iv) put options are purchased to establish minimum prices the Company will receive for a
     portion of its excess primary aluminum and alumina.   In this regard,
     in respect of its remaining 1994 anticipated primary aluminum and alumina production, as of June 30, 1994, the Company had sold forward

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)

     53,000 metric tons of primary aluminum at fixed prices, and had purchased call options in respect of 30,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum and alumina production, as of June 30, 1994, the Company had sold forward 150,000 metric tons of primary aluminum at fixed prices, purchased call options in respect of 87,000 metric tons of primary aluminum, and had entered into option contracts that established a price range for 54,000 metric tons of primary aluminum. The Company will not receive the benefit of market price increases to the extent
     (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or (iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

          In addition, the Company enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, the Company may enter into forward and options contracts. In this regard, at June 30, 1994, the Company had 13,500 metric tons of primary aluminum forward purchase contracts at fixed prices.

          The Company has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTU's per day) of a plant's natural gas supply through March 1995.

          At June 30, 1994, the net unrealized gain on the Company's position in forward foreign exchange and foreign currency options was $4.3 million and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $35.8 million, based on dealer quoted prices. Gains and losses arising from the use of hedging instruments are reflected in the Company's operating results concurrently with the consummation of the underlying hedged transactions.

          The Company is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but the Company does not anticipate non-performance by any of these counter-parties.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
     Item 1, Part I, of this Report.

     Results of Operations
     ---------------------
          The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all
     products  sold.   The table on the following page provides selected
     operational and financial information on a consolidated basis with respect to the Company for the quarters and six months ended June 30, 1994 and 1993. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities.
     Intracompany shipments and sales are excluded from the information set forth on the following page.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
              (In millions of dollars, except shipments and prices)

                                                                               Quarter Ended     Six Months Ended
                                                                                  June 30,           June 30,
                                                                               --------------    ----------------
                                                                                1994     1993      1994     1993
                                                                               ------   ------   ------    ------
     Shipments: (000 tons)(1)
       Alumina                                                                  574.2    472.3   1,042.4    931.6
       Aluminum processing:
         Primary aluminum                                                        63.1     53.6     127.4    128.1
         Fabricated aluminum products                                           104.9     95.5     201.7    187.1
                                                                               ------   ------   -------  -------
           Total aluminum products                                              168.0    149.1     329.1    315.2
                                                                               ======   ======    ======  =======
     Average realized sales price:
       Alumina (per ton)                                                       $  159   $  170    $  157  $   172
       Primary aluminum (per pound)                                               .55      .59       .55      .57
     Net sales:
       Bauxite and alumina:
         Alumina                                                               $ 91.3   $ 80.2    $163.8  $ 160.2
         Other(2)(3)                                                             20.4     22.1      40.8     41.1
                                                                               ------   ------   -------  -------
           Total bauxite and alumina                                            111.7    102.3     204.6    201.3
                                                                               ------   ------   -------  -------
       Aluminum processing:
         Primary aluminum                                                        76.8     69.4     154.1    160.6
         Fabricated aluminum products                                           267.4    257.2     508.9    506.3
         Other(3)                                                                 3.6      3.3       7.0      6.6
                                                                               ------   ------   -------  -------
           Total aluminum processing                                            347.8    329.9     670.0    673.5
                                                                               ------   ------   -------  -------
             Total net sales                                                   $459.5   $432.2    $874.6  $ 874.8
                                                                               ======   ======    ======  =======

     Operating income (loss):
       Bauxite and alumina                                                     $  (.1)  $ (4.2)   $ (2.5) $  (4.1)
       Aluminum processing                                                        4.1      8.3      (1.9)    17.3
       Corporate                                                                (18.1)   (18.2)    (35.3)   (36.9)
                                                                               ------   ------   -------  -------
           Total operating loss                                                $(14.1)  $(14.1)   $(39.7) $ (23.7)
                                                                               ======   ======    ======  =======
     Loss before income taxes, minority interests, extraordinary loss,
       and cumulative effect of changes in accounting principles               $(34.8)  $(32.5)   $(79.8) $ (60.8)
                                                                               ======   ======    ======  =======
     Loss before extraordinary loss and cumulative effect of changes
        in accounting principles                                               $(22.1)  $(18.0)   $(50.2) $ (33.6)
     Extraordinary loss on early extinguishment of debt, net of tax benefit
       of $2.9 and $11.2 for 1994 and 1993 periods, respectively                                    (5.4)   (21.8)
     Cumulative effect of changes in accounting principles, net of tax
       benefit of $237.7                                                                                   (507.9)
                                                                               ------   ------   -------  -------
     Net loss                                                                  $(22.1)  $(18.0)   $(55.6) $(563.3)
                                                                               ======   ======    ======  =======
     Capital expenditures                                                      $ 12.1   $ 13.3    $ 21.7  $  23.3
                                                                               ======   ======    ======  =======

     --------------------------------------------------------------
     (1)  All references to tons refer to metric tons of 2,204.6 pounds.
     (2)  Includes net sales of bauxite.
     (3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Net Sales

          Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment was $111.7 million in the second quarter of 1994, compared with $102.3 million in the second quarter of 1993, and $204.6 million in the first half of 1994, compared with $201.3 million in the first half of 1993. Revenue from alumina increased 14% to $91.3 million in the second quarter of 1994 from $80.2 million in the second quarter of 1993, principally due to increased shipments partially offset by lower average realized prices. Revenue from alumina increased 2% to $163.8 million in the first half of 1994 from $160.2 million in the first half of 1993, as increased shipments were substantially offset by lower average realized prices.

          Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was $347.8 million in the second quarter of 1994, compared with $329.9 million in the second quarter of 1993, and $670.0 million in the first half of 1994, compared with $673.5 million in the first half of 1993. Revenue from primary aluminum increased 11% to $76.8 million in the second quarter of 1994 from $69.4 million in the second quarter of 1993, principally due to increased shipments, partially offset by lower average realized prices, and decreased 4% to $154.1 million in the first half of 1994 from $160.6 million in the first half of 1993, primarily because of lower average realized prices and, to a lesser extent, lower shipments. Shipments of primary aluminum to third parties constituted approximately 38% and 39% of total aluminum products shipments in the second quarter and first half of 1994, respectively, compared with approximately 36% and 41% in the second quarter and first half of 1993. Revenue from fabricated aluminum products increased 4% to $267.4 million in the second quarter of 1994 from $257.2 million in the second quarter of 1993, due to increased shipments, partially offset by lower average realized prices, and remained approximately the same in the first half of 1994 compared with the first half of 1993, as increased shipments were offset by lower average realized prices.

     Operating Loss

          The Company had an operating loss of $14.1 million in the second quarters of 1994 and 1993, and $39.7 million in the first half of 1994 compared with $23.7 million in the first half of 1993.

          Bauxite and Alumina - This segment's operating loss in the second quarter of 1994 was $.1 million compared with $4.2 million in the second quarter of 1993, and was $2.5 million in the first half of 1994 compared with $4.1 million in the first half of 1993. The decline in loss is principally due to increased shipments of alumina, partially offset by lower average realized prices for alumina.

          Aluminum Processing - This segment's operating income was $4.1 million in the second quarter of 1994, compared with $8.3 million in the second quarter of 1993, as increased shipments of primary aluminum and fabricated aluminum products were more than offset by lower average realized prices of these products. This segment's operating loss was $1.9 million in the first half of 1994, compared with operating income of $17.3 million in the first half of 1993, principally due to lower average realized prices of primary aluminum and fabricated aluminum products, partially offset by increased shipments of fabricated aluminum products.

          Corporate - Corporate operating expenses of $18.1 million and $18.2 million in the second quarter of 1994 and 1993 and $35.3 million and $36.9 million in the first half of 1994 and 1993 represented corporate general and administrative expenses, which are not allocated to the Company's segments.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Extraordinary Loss on Early Extinguishment of Debt

          In the first quarter of 1994, the Company recorded a pre-tax extraordinary loss of $8.3 million ($5.4 million after taxes), consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

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

     Net Loss

          The Company recorded a net loss of $22.1 million for the second quarter of 1994, compared with a net loss of $18.0 million for the second quarter of 1993. For the first half of 1994, net loss was $55.6 million compared with $563.3 million in the same period of 1993. The principal reasons for the decrease in net loss were the cumulative effect of changes in accounting principles of $507.9 million and the extraordinary loss of $21.8 million recorded in the first quarter of 1993, partially offset by higher operating losses and the 1994 extraordinary loss described above.

     Financial Condition
     -------------------
          At June 30, 1994, the Company had working capital of $303.3 million and long-term debt of $747.9 million (excluding Notes payable to parent) as compared to working capital of $266.9 million and long-term debt of $720.2 million (excluding Notes payable to parent) at December 31, 1993.

          In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of its PRIDES. The net proceeds from the sale of the PRIDES were approximately $100.4 million. Kaiser used such net proceeds to make non-interest-bearing loans to KACC in the aggregate principal amount of $33.2 million (the aggregate dividends scheduled to accrue on the PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily convertible into shares of Kaiser's common stock) and used the balance of such net proceeds to make capital contributions to KACC in the aggregate amount of approximately $67.2 million.

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

          The 1994 Credit Agreement was amended as of July 21, 1994, by First Amendment to Credit Agreement (the "First Amendment"). The First Amendment provided, among other things, for an increase in the revolving line of credit from $250.0 million to $275.0 million, and for an increase in the inventory sub-limit of the borrowing base from $175.0 million to $200.0 million, under the 1994 Credit Agreement.

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

     Sensitivity to Prices and Hedging Programs
     ------------------------------------------

          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i) varying quantities of the Company's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow the Company to participate in certain higher market prices, should they materialize, for a portion of the Company's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its excess primary aluminum and alumina, and (iv) put options are purchased to establish minimum prices the Company will receive for a portion of its excess primary aluminum and alumina.

          Since June 30, 1994, in addition to the positions which have expired pursuant to their terms, the Company has adjusted certain of its hedge positions. In respect of its remaining 1994 anticipated primary aluminum and alumina production, as of the date of this report, the Company had sold forward 59,200 metric tons of primary aluminum at fixed prices, and had purchased call options in respect of 25,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum production, as of the date of this report, the Company had sold forward 42,200 metric tons of primary aluminum at fixed prices, had purchased call options in respect of 30,000 metric tons of primary aluminum, had entered into option contracts that established a price range for 90,000 metric tons of primary aluminum, and had purchased put options to establish a minimum price for 181,500 metric tons of primary aluminum. In addition, since several alumina sales contracts have pricing provisions which link the selling price of alumina to the spot price of primary aluminum, the Company has hedged a portion of its 1995 alumina sales on the primary aluminum forward market.
     As of the date of this report, the Company had sold 34,000 metric tons of primary aluminum forward at fixed prices.

          See Note 6 of the Notes to Interim Consolidated Financial Statements for derivative positions at June 30, 1994.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Trends
     ------
          In response to a power reduction imposed by the Bonneville Power Administration ("BPA") in the Pacific Northwest, the Company in January 1993 removed three reduction potlines from production in Washington (two at its Mead smelter and one at its Tacoma smelter). The Company has operated these smelters at such reduced operating rate since that time. Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction is expected to continue through at least November 30, 1994. The Company cannot predict whether full power will be provided by the BPA after November 30, 1994, or whether power will otherwise become available at a price acceptable to the Company. The Company currently anticipates that it will operate its Mead and Tacoma smelters during the remainder of 1994 at a rate which does not exceed the current operating rate of 75% of full capacity for such smelters. Furthermore, after continued assessment of current market conditions, on May 15, 1994, the Company curtailed about 40,000 metric tons of primary aluminum-making capacity at its 90%-owned Volta Aluminium Company Limited ("VALCO") smelter in Ghana, West Africa. The tonnage accounts for about 20% of VALCO's annual capacity and about 9.3% of the Company's current annual production. With this cutback and those taken at the Company's Pacific Northwest smelters in January 1993, the Company is operating at an annual production rate of approximately 390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.

          During the first half of 1994, the Company's average realized prices from sales of alumina, primary aluminum, and fabricated aluminum products declined from their 1993 levels. The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. If the Company's average realized sales prices during the remainder of 1994 for substantial quantities of its primary aluminum and alumina were based on the current market price of primary aluminum, the Company would continue to sustain net losses in 1994, which would be expected to exceed the loss for the year 1993 ($76.0 million) before
     (a) extraordinary loss and cumulative effect of changes in accounting principles, (b) the charges related to the restructuring of the Trentwood plant and certain other facilities, and (c) certain other charges principally related to a reduction in the carrying value of the Company's inventories and the establishment of additional litigation and environmental reserves.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         PART II - OTHER INFORMATION

     Item 1.  LEGAL PROCEEDINGS
              -----------------
     Aberdeen Pesticides Dumps Site Matter

          As more fully described in Item 3. "LEGAL PROCEEDINGS--Aberdeen Pesticide Dumps Site Matter" in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 (the "10-K"), by letters dated December 30, 1993, the Environmental Protection Agency (the "EPA") notified KACC of its potential liability for, and requested that KACC, along with certain other named companies, undertake or agree to finance, groundwater remediation at certain of the Sites (as defined in the 10-K).

          On June 22, 1994, the EPA issued two Unilateral Administrative Orders under Section 106(a) of CERCLA under U.S. EPA Docket No.
     94-28-C and U.S. EPA Docket No. 94-27-C, respectively, ordering the named respondents to design and implement the groundwater remediation remedy for the Farm Chemicals and Twin Sites and for the Fairway Six Site. In addition to KACC, the Unilateral Administrative Order for the Farm Chemicals and Twin Site areas named as respondents J. M. Taylor, Grower Service Corporation, E. I. Du Pont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Union Carbide Corporation, Hercules, Inc., Ciba-Geigy Corporation, Farm Chemicals, Inc., Mobil Oil Corporation, Shell Oil Company, The Boots Company (USA) Inc., Nor-Am Chemical Co., and Miles, Inc. Named as respondents in addition to KACC for the Fairway Six Site area were J. M. Taylor, George Anderson, Grower Service Corporation, E. I. Du Pont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Ciba-Geigy Corporation, Robert Trent Jones, Yadco of Pinehurst, Inc., Dan Maples, Pits Management Corporation, Partners in the Pits, and Maples Golf Construction, Inc.

          KACC has reached an agreement in principle with certain of the respondents to participate jointly in responding to both of the Unilateral Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the U.S. District Court.

       A definitive PRP Participation Agreement is under negotiation by the participating respondents. The participating respondents are also in the process of notifying the EPA of their intent to comply with the Unilateral Administrative Orders to the extent consistent with applicable law.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
          The annual meeting of stockholders of Kaiser Aluminum & Chemical Corporation was held on June 8, 1994, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company.

          The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of abstentions and broker nonvotes with respect to each such nominee:

     Nominees for Director
     ---------------------
     Robert J. Cruikshank

       Votes For:                  46,901,650
       Votes Against:
       Votes Withheld:                 88,098
       Abstentions:
       Broker Nonvotes:

         KAISER ALUMINUM & CHEMCIAL CORPORATION AND SUBSIDIARY COMPANIES


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
              (continued)


     George T. Haymaker, Jr.

       Votes For:                  46,898,711
       Votes Against:
       Votes Withheld:                 91,037
       Abstentions:
       Broker Nonvotes:

     Charles E. Hurwitz

       Votes For:                  46,856,814
       Votes Against:
       Votes Withheld:                132,934
       Abstentions:
       Broker Nonvotes:

     Ezra G. Levin

       Votes For:                  46,898,948
       Votes Against:
       Votes Withheld:                 90,800
       Abstentions:
       Broker Nonvotes:

     Robert Marcus

       Votes For:                  46,902,551
       Votes Against:
       Votes Withheld:                 87,197
       Abstentions:
       Broker Nonvotes:

     Paul D. Rusen

       Votes For:                  46,900,589
       Votes Against:
       Votes Withheld:                 89,159
       Abstentions:
       Broker Nonvotes:

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
       (a)  Exhibits.

        Exhibit No.                    Exhibit
        -----------                    -------
        * 4.1 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 17, 1994, among Kaiser, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

       * 10.1 Compensation Agreement, dated July 18, 1994, between Kaiser Aluminum & Chemical Corporation and Larry L. Watts (incorporated by reference to Exhibit 10.1 to report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

       * 10.2 Compensation Agreement, dated July 18, 1994, between Kaiser Aluminum & Chemical Corporation and Geoff S. Smith (incorporated by reference to Exhibit 10.2 to report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

         27     Financial Data Schedule

                * Incorporated by reference.

       (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company during the quarter ended June 30, 1994.



                                   SIGNATURE
                                   ---------
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.


                                    KAISER ALUMINUM & CHEMICAL CORPORATION


                                         /s/  John T. La Duc
                                    By:
                                       ---------------------------
                                              John T. La Duc
                                            Vice President and
                                          Chief Financial Officer
     Dated:  August 12, 1994