Form 10-K
KAISER ALUMINUM & CHEMICAL CORP
filed 1995-03-27
CIK 54291

======================================================================

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1994
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

                         Title of each class
             Cumulative (1985 Series A) Preference Stock
             Cumulative (1985 Series B) Preference Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                               ___
No_____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 15, 1995, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of March 15, 1995, non-affiliates of the registrant held 726,889 shares of Cumulative (1985 Series A) Preference Stock and 124,209 shares of Cumulative (1985 Series B) Preference Stock of the registrant. The aggregate value of the Cumulative (1985 Series A) Preference Stock and the Cumulative (1985 Series B) Preference Stock, based upon the redemption price for such stock, is $42.6 million.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

======================================================================

                               NOTE



Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 59-62 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:


                          Corporate Secretary
                          Kaiser Aluminum & Chemical Corporation
                          6177 Sunol Boulevard
                          Pleasanton, California 94566-7769













                                 (i)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                           TABLE OF CONTENTS

                                                                  Page
                                                                  ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . .   1
   ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . .  11
   ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .  11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . .  15
   ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . .  15
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF  OPERATIONS . . . . . . . .  16
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . .  24
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .  57

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. .  57
   ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .  57
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT. . . . . . . . . . . . . . . . . . .  57
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .  57

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K. . . . . . . . . . . . . . . . . . . .  57

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  59

EXHIBIT 21  SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . .  63

                                 (ii)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


PART I

ITEM 1.  BUSINESS

Industry Overview
-----------------
Primary aluminum is produced by the refining of bauxite (the major aluminum-bearing ore) into alumina (the intermediate material) and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

Demand

The packaging and transportation industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 22% of consumption in 1993, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and approximately 95% of the soft drink cans manufactured for the United States market are made of aluminum. Growth in the packaging area is generally expected to continue in the 1990s due to general population increase and to further penetration of the beverage can market in Asia and Latin America, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States.

In the transportation industry, which accounted for approximately 29% of aluminum consumption in the United States, Japan, and Western Europe in 1993, automotive manufacturers use aluminum instead of steel or copper for an increasing number of components, including radiators, wheels, and engines, in order to meet more stringent environmental and fuel efficiency requirements through vehicle weight reduction. Management believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles.

Supply

As of year-end 1994, Western world aluminum capacity from 108 smelting facilities was approximately 16.3 million tons* per year. Net exports of aluminum from the former Sino Soviet bloc increased approximately threefold from 1990 levels during the period from 1991 through 1994 to approximately two million tons per year. These exports contributed to a significant increase in London Metal Exchange stocks of primary aluminum which peaked in mid-1994. See "-Recent Industry Trends."

Government officials from the European Union, the United States, Canada, Norway, Australia, and the Russian Federation have ratified as a trade agreement a Memorandum of Understanding (the "Memorandum") which provided, in part, for (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of the date of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and
(iii) certain assistance to the Russian aluminum industry. The Memorandum did not require specific levels of production cutbacks by other producing nations. The Memorandum was finalized in February 1994 and is scheduled to remain in effect through the end of 1995.

--------------------------------
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Based upon information currently available, management believes that only moderate additions will be made during 1995-1996 to Western world alumina and primary aluminum production capacity. The increases in alumina capacity during 1995-1996 are expected to come from one new refinery and incremental expansions of existing refineries.

Recent Industry Trends

The aluminum industry environment improved significantly in 1994 compared to 1993. Prices of primary aluminum were at historic lows in real terms near the beginning of 1994, but nearly doubled by the end of 1994. In response to low prices of primary aluminum in 1993 and the first part of 1994, a number of smelting facilities were partially or fully curtailed. Western world production of primary aluminum declined in 1994 to approximately 14.5 million tons from approximately
15.1 million tons in 1993. Demand for aluminum products was relatively weak in 1993, but became very strong in the United States and became firm in Europe in 1994. Primary aluminum prices improved not only because of improved demand, but also because the inventories of primary aluminum on the London Metal Exchange were substantially reduced in the second half of 1994. However, significant amounts of inventory remained at the end of 1994, and some reduction of prices from year-end 1994 occurred in the first quarter of 1995 to reflect that circumstance.

When previously curtailed smelting capacity is restarted, it will result in an increase in the demand for alumina to supply those operations. In addition, in the last several years, large amounts of alumina have been imported into the Commonwealth of Independent States. Consequently, management believes that alumina demand and prices will strengthen as smelters are restarted.

Supply and demand fundamentals for the flat-rolled aluminum products business, particularly in the can sheet business, improved in 1994 because of higher demand and a reduction of supply. Management believes that supply and demand for these products will move toward being in balance. The demand for aluminum extrusions and forgings in 1994 also improved compared to 1993, and supply and demand for these products also is expected to move toward being in balance.

Overall, management believes that there will be relatively strong demand for aluminum for the near future, barring an economic recession. This demand is expected to come both from continued growth in the developed markets through increased penetration of the automotive sector, and from general uses in emerging markets.

The Company
-----------

General

Kaiser Aluminum & Chemical Corporation ("the Company") is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and is an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1994, the Company produced approximately 2,928,500 tons of alumina, of which approximately 71% was sold to third parties, and produced 415,000 tons of primary aluminum, of which approximately 54% was sold to third parties. The Company is also a major domestic supplier of fabricated aluminum products. In 1994, the Company shipped approximately 399,000 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments in 1994. A majority of the Company's fabricated products are used by customers as components in the manufacture and assembly of finished end-use products. Note 12 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The following table sets forth total shipments and intracompany transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:

                                         Year Ended December 31,
                                     ------------------------------
                                         1994       1993       1992
                                      -------    -------    -------
                                           (in thousands of tons)
ALUMINA:
  Shipments to Third Parties          2,086.7    1,997.5    2,001.3
  Intracompany Transfers                820.9      807.5      878.2

PRIMARY ALUMINUM:
  Shipments to Third Parties            224.0      242.5      355.4
  Intracompany Transfers                225.1      233.6      224.4

FABRICATED ALUMINUM PRODUCTS:
  Shipments to Third Parties            399.0      373.2      343.6



Sensitivity to Prices and Hedging Programs

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on its hedging strategies. Through its variable cost structures, forward sales, and hedging programs, the Company has attempted to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum, and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs."

Production Operations

The Company's operations are conducted through decentralized business units which compete throughout the aluminum industry.

  O The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1994. During 1994, the Company utilized approximately 80% of its bauxite production at its alumina refineries and the remainder was either sold to third parties or tolled into alumina by a third party. In addition, during 1994 the Company utilized approximately 29% of its alumina for internal purposes and sold the remainder to third parties. The Company's share of total Western world alumina capacity was approximately 8% in 1994.

  O The primary aluminum products business unit operates two domestic smelters wholly owned by the Company and two foreign smelters in which the Company holds significant ownership interests. In 1994, the Company utilized approximately 46% of its primary aluminum for internal purposes and sold the remainder to third parties. The Company's share of total Western world primary aluminum capacity was approximately 3% in 1994.

  O Fabricated aluminum products are manufactured by three business units - flat-rolled products, extruded products, and forgings - which manufacture a variety of fabricated products (including body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, and other forgings and extruded products) and operate plants located in principal marketing areas of the United States and Canada. Substantially all of the primary aluminum utilized in the Company's fabricated products operations is obtained internally, with the balance of the metal utilized in its fabricated products operations obtained from scrap metal purchases.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Alumina
-------

The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1994:

                                                                          Annual
                                                                      Production         Total
                                                                        Capacity        Annual
                                                        Company     Available to    Production
Activity                Facility        Location      Ownership      the Company      Capacity
--------                --------        --------      ---------     ------------    ----------
                                                                        (tons)        (tons)
Bauxite Mining          KJBC <F1>       Jamaica             49%        4,500,000     4,500,000
                        Alpart <F2>     Jamaica             65%        2,275,000     3,500,000
                                                                       ---------     ---------
                                                                       6,775,000     8,000,000
                                                                       =========     =========
Alumina Refining        Gramercy        Louisiana          100%        1,000,000     1,000,000
                        Alpart          Jamaica             65%          943,000     1,450,000
                        QAL             Australia         28.3%          934,000     3,300,000
                                                                       ---------     ---------

                                                                       2,877,000     5,750,000
                                                                       =========     =========

-------------------------
<F1>
Although the Company owns 49% of Kaiser Jamaica Bauxite Company, it has the right to receive all of such entity's output.
<F2>
Alpart bauxite is refined into alumina at the Alpart refinery.

Bauxite mined in Jamaica by Kaiser Jamaica Bauxite Company ("KJBC") is refined into alumina at the Company's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted the Company a mining lease for the mining of bauxite sufficient to supply the Company's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. The Company has entered into a series of medium-term contracts for the supply of natural gas to the Gramercy plant. The price of such gas varies based upon certain spot natural gas prices. For 1995 the Company has, however, established a fixed price for a portion of the delivered gas through a hedging program.

Alumina Partners of Jamaica ("Alpart") holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. The Company has a 65% interest in Alpart and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024.

Alpart has entered into an agreement for the supply of substantially all of its fuel oil through 1996. The balance of Alpart's fuel oil requirements through 1996 will be purchased in the spot market.

The Company holds a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders pursuant to long-term tolling contracts. The stockholders, including the Company, purchase bauxite from another QAL stockholder pursuant to long-term supply contracts. The Company has contracted to take approximately 751,000 tons per year of capacity or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($78.7 million at December 31, 1994) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to the Company.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The Company's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations and trading intermediaries who resell raw materials to end-users. In 1994, the Company sold all of its bauxite to one customer, and sold alumina to 12 customers, the largest and top five of which accounted for approximately 19% and 82% of such sales, respectively. Among alumina producers, the Company believes it is now the world's second largest seller of alumina to third parties. The Company's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements pursuant to multi-year sales contracts. Marketing and sales efforts are conducted by executives of the alumina business unit and the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs."

Primary Aluminum Products
-------------------------

The following table lists the Company's primary aluminum smelting facilities as of December 31, 1994:

                                                          Annual        Total
                                                         Capacity      Annual        1994
                                            Company  Available to       Rated   Operating
Location                      Facility    Ownership   the Company    Capacity        Rate
--------                      ---------   ---------  ------------    --------   ---------
                                                           (tons)      (tons)
Domestic
  Washington                    Mead           100%       200,000     200,000         80%
  Washington                    Tacoma         100%        73,000      73,000         76%
                                                          -------     -------
    Subtotal                                              273,000     273,000
                                                          -------     -------
International
  Ghana                         Valco           90%       180,000     200,000         70%
  Wales, United Kingdom         Anglesey        49%        55,000     112,000        113%
                                                          -------     -------
    Subtotal                                              235,000     312,000
                                                          -------     -------
    Total                                                 508,000     585,000
                                                          =======     =======


The Company owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum, almost all of which is used at the Company's Trentwood fabricating facility and the balance of which is sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, the Company has converted to welded anode assemblies to increase energy efficiency, extended the anode life-cycle in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

Electrical power represents an important production cost for the Company at its Mead and Tacoma smelters. The basic electricity supply contract between the Bonneville Power Administration (the "BPA") and the Company expires in 2001. The electricity contracts between the BPA and its direct service industry customers (which consist of 15 energy intensive companies, principally aluminum producers, including the Company) permit the BPA to interrupt up to 25% of the amount of power which it normally supplies to such customers. The Company has operated its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity since January 1993, when three reduction potlines were removed from production (two at its Mead smelter and one at its Tacoma smelter) in response to a power reduction imposed by the

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

BPA. Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction continued through November 30, 1994. Full BPA power was restored on December 1, 1994, and the BPA has stated that it expects to be able to provide full service through November 30, 1995. The Company has operated its Trentwood fabrication facility without curtailment of its production.

Through June 1996, the Company pays for power on a basis which varies, within certain limits, with the market price of primary aluminum, and thereafter the Company will pay for power at rates to be negotiated. Effective October 1, 1993, an increase in the base rate the BPA charged to its direct service industry customers for electricity was adopted, and that rate is expected to remain in effect through September 1995. In February 1995, the BPA issued an initial rate increase announcement which proposed a 5.4% increase to the direct service industry customers. If the proposed increase becomes effective, it would increase production costs at the Mead and Tacoma smelters by approximately $5.0 million per year based on the current operating rate of those smelters. A rate increase could take effect as early as October 1995; however, there is no certainty that the proposed rate increase, or any rate increase, will become effective in October 1995 or at any later time.

The Company manages, and holds a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. The Company's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. Valco has entered into an agreement with the government of Ghana under which Valco has been assured (except in cases of force majeure) that it will receive sufficient electric power to operate at its current level of three and one-half potlines through December 31, 1996. Management believes that with normal rainfall during 1995 and 1996, Valco should have available sufficient electric power to operate at its current level during 1995 and 1996.

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

The Company has developed and installed proprietary retrofit technology in all of its smelters. This technology - which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls energy flow in the cells - enhances the Company's ability to compete more effectively with the industry's newer smelters. The Company is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ the Company's technical and managerial knowledge. See "- Research and Development."

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1994, the Company sold its primary aluminum production not utilized for internal purposes to approximately 35 customers, the largest and top five of which accounted for approximately 25% and 68% of such sales, respectively. Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of the Company who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users. See "MANAGEMENT'S DISCUSSION

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends
- Sensitivity to Prices and Hedging Programs."


Fabricated Aluminum Products
-----------------------------

The Company manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers, both domestic and foreign. In 1994, seven domestic beverage container manufacturers constituted the leading customers for the Company's fabricated products and accounted for approximately 17% of the Company's sales revenue.

The Company's fabricated products compete with those of numerous domestic and foreign producers and with products made with steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. The Company has refocused its fabricated products operations to concentrate on selected products in which the Company has production expertise, high quality capability,
and geographic and other competitive advantages.   See "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs."

Flat-Rolled Products - The flat-rolled products business unit, the largest of the Company's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is the Company's largest fabricating plant and accounted for substantially more than one-half of the Company's 1994 fabricated aluminum products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. The Company announced in October 1993 that it was restructuring its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995).

The Company's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides the Company with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which the Company competes. Management believes that the Company's capital improvements at Trentwood have enhanced the quality of the Company's products for the beverage container industry and the capacity and efficiency of the Company's manufacturing operations, and that the Company is one of the highest quality producers of aluminum beverage can stock in the world.

In 1994, the flat-rolled products business unit had 25 foreign and domestic can stock customers, the majority of which were beverage can manufacturers (including five of the six major domestic beverage can manufacturers) and the balance of which were brewers. The largest and top five of such customers accounted for approximately 26% and 51%, respectively, of the business unit's sales revenue. In 1994, the business unit shipped products to over 200 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 13% of the business unit's sales revenue. The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to customers (including distributors) from eight sales offices located throughout the United States. International customers are served by sales offices in the Netherlands and Japan and by independent sales agents in Asia and Latin America.

Extruded Products - The extruded products business unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES in Newark, Ohio, a facility in Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet, and a facility in Richland, Washington, which is expected to be in full operation in the second quarter of 1995 and which will produce seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services.

The extruded products business unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and distribution, durable goods, defense, building and construction, ordnance, and electrical markets. In 1994, the extruded products business unit had over 950 customers for its products, the largest and top five of which accounted for approximately 6% and 20%, respectively, of its sales revenue. Sales are made directly from plants as well as marketing locations across the United States.

Forgings - The forgings business unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; and a machine shop at Greenwood, South Carolina. The forgings business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well suited for automotive applications.

In 1994, the forgings business unit had over 300 customers for its products, the largest and top five of which accounted for approximately 30% and 69%, respectively, of the forgings business unit's sales revenue. The forgings business unit's headquarters is located in Erie, Pennsylvania, and additional sales, marketing, and engineering groups are located in the midwestern and western United States.

Competition

Aluminum products compete in many markets with steel, copper, glass, plastic, and numerous other materials. Within the aluminum business, the Company competes with both domestic and foreign producers of bauxite, alumina, and primary aluminum, and with domestic and foreign fabricators. Many of the Company's competitors have greater financial resources than the Company. The Company's principal competitors in the sale of alumina include Alcoa of Australia Ltd., Glencore Ltd., and Pechiney S.A. The Company competes with most aluminum producers in the sale of primary aluminum.

Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality, and availability. The Company also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price, and service, including delivery performance. The Company concentrates its fabricating operations on selected products in which it has production expertise, high quality capability, and geographic and other competitive advantages. Management believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of the Company's customers, including intermediaries, would not have a material adverse effect on the Company's business or operations.

Research and Development

The Company conducts research and development activities principally at four facilities - the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana refinery, which is a part of Kaiser Alumina Technical Services ("KATS"), and the Automotive Product Development Office located near Detroit, Michigan.

Net expenditures for Company-sponsored research and development activities were $16.7 million in 1994, $18.5 million in 1993, and $13.5 million in 1992. The Company's research staff totaled 166 at December 31, 1994. The

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Company estimates that research and development net expenditures will be in the range of approximately $20.0 - $22.0 million in 1995.

CFT performs research and development across a range of aluminum process and product technologies to support the Company's business units and new business opportunities. It also selectively offers technical services to third parties. A significant effort is directed at the automotive market. One project directed at automotive sheet development is carried out cooperatively with Furukawa Electric Co., Ltd. of Japan, Pechiney Rhenalu of France, and Kawasaki Steel Corporation of Japan. The largest and most notable single project being developed at CFT is a "micromill" process for producing can body sheet. A pilot facility has been constructed and operated at CFT. Based on the results achieved so far, the Company hopes to finalize in 1995 plans for construction of a full-scale commercial micromill.

DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports the Company's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements. KATS, including ADL, provides improved alumina process technology to the Company's facilities and technical support to new business ventures in cooperation with the Company's international business development group. The Automotive Product Development Office is a sales and application engineering facility located near Detroit-area carmakers and works with customers, CFT and plant personnel to create new automotive component designs and improve existing products.

The Company is actively engaged in efforts to license its technology and sell technical and managerial assistance to other producers worldwide. Pursuant to various arrangements, the Company's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, Europe, and the United Kingdom. The Company's technology sales and revenue from technical assistance to third parties were $10.0 million in 1994, $12.8 million in 1993, and $14.1 million in 1992.

The Company has entered into agreements with respect to the Krasnoyarsk smelter located in Russia pursuant to which the Company has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining Western-sourced technology and equipment to be used in such facility. These agreements were entered into in November 1990, and the services under them are expected to be completed in 1996. In addition, the Company has entered into agreements with respect to the Nadvoitsy smelter located in Russia and the Korba smelter of the Bharat Aluminum Co. Ltd., located in India, pursuant to which the Company has licensed certain of its technology for use in such facilities. The agreements relating to the Nadvoitsy and Korba smelters were entered into in 1993 and the services under such agreements are expected to be completed in 1995.

Employees

During 1994, the Company employed an average of 9,744 persons, compared with an average of 10,220 employees in 1993, and 10,130 employees in 1992. At December 31, 1994, the Company's work force was 9,468, including a domestic work force of 5,812, of whom 3,978 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 71% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") which expires on September 30, 1998. The Labor Contract covers the Company's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, and will be raised an additional amount effective November 6, 1995, and November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, the Company will acquire up to $2,000 of preference stock held in a stock plan for the benefit of each of approximately 82% of the employees covered by the Labor Contract and in the first half of 1998 up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, if a profitability test is satisfied, the Company will acquire during 1996 or 1997 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. The Company will make comparable acquisitions of preference stock held for the benefit of each of certain salaried employees. Management considers the Company's employee relations to be satisfactory.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Labor Matter."

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

From time to time, the Company is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by the Company. See "LEGAL PROCEEDINGS." The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The Company, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. The Company's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, the Company has indemnified the purchasers of assets with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While uncertainties are inherent in the final outcome of these matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental capital spending was $11.9 million in 1994, $12.6 million in 1993, and $13.1 million in 1992. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $23.1 million in 1994, $22.4 million in 1993, and $21.6 million in 1992. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1995-1996 period, environmental capital spending will be within the range of approximately $15.0 - $18.0 million per year, and operating costs for pollution control will be within the range of $25.0 - $27.0 million per year. In addition, $3.6 million in cash expenditures in 1994, $7.2 million in 1993, and $9.6 million in 1992 were charged to previously established reserves relating to environmental costs. Approximately $11.4 million is expected to be charged to such reserves in 1995.

The portion of Note 10 of the Notes to Consolidated Financial
Statements under the heading "Environmental Contingencies" is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 2.  PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in "ITEM 1. BUSINESS," and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the Company's domestic aluminum smelters and alumina facility were initially designed early in the Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. Management believes that the Company's domestic plants are cost competitive on an international basis. Due to the Company's variable cost structure, the plants' operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

The Company's obligations under the Credit Agreement entered into on February 17, 1994, as amended (the "1994 Credit Agreement"), are secured by, among other things, mortgages on the Company's major domestic plants (other than the Gramercy alumina plant). See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition and Capital Spending."

ITEM 3.  LEGAL PROCEEDINGS

Aberdeen Pesticide Dumps Site Matter

The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina. These sites (collectively, the "Sites") include the Farm Chemicals Site, Twin Sites, Fairway Six Site, McIver Dump Site and the Route 211 Site. The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930s through the late 1980s.

The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, against five defendants on March 31, 1989, and subsequently amended its complaint to add another ten defendants on February 6, 1991, and another four defendants on August 1, 1991. The Company was not a named defendant in the Complaint. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA. On or about October 2, 1991, the Company, along with approximately 17 other parties, was served with third party complaints from four of the defendants named in the Complaint (the "Third Party Plaintiffs") alleging claims arising under various theories of contribution and indemnity. On October 22, 1992, the United States filed a motion for leave to file an amended complaint naming the Company as a first party defendant in its cost recovery action. On February 16, 1993, the court granted that motion.

The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") dated September 30, 1991, for the Sites. The major remedy selected for the Sites in the ROD consisted of excavation of contaminated soil, treatment of the contaminated soil at a single location utilizing thermal treatment, and placement of the treated material back into the areas of excavation. The estimated cost of such remedy for the Sites is approximately $32 million. Other possible remedies described in the ROD included on-site incineration and on-site ash disposal at an estimated cost of approximately $53 million, and off-site incineration and disposal at an estimated cost of approximately $222 million. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5 - $8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including the Company, to perform the remedial design and remedial action described in the ROD for the Farm Chemicals Site (EPA Docket No. 93-13-C), Twin Sites (EPA Docket No. 93-14-C) and Fairway Six Site (EPA Docket No. 93-15-C). The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. In addition to the Company, respondents named in the Administrative Orders for all three Sites include J. M. Taylor, Grower Service Corporation, E. I. DuPont de Nemours & Co., Olin Corporation, UCI Holdings, Inc., PPG Industries, Inc., and Union Carbide Corporation. Ciba-Geigy Corporation, Hercules, Inc., Mobil Oil Corporation, Shell Oil Company, The Boots Company (USA), Inc., Nor-Am Chemical Co., George D. Anderson, Farm Chemicals, Inc., Partners In The Pits, Ltd., Dan F. Maples, Pits Management Corp., Maples Golf Construction, Inc., Yadco of Pinehurst, Inc., and Robert Trent Jones are named as respondents for one or two of the Sites.

The Company has entered into a PRP Participation Agreement with certain of the respondents to participate jointly in responding to the Administrative Orders dated May 20, 1993, regarding soil remediation, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. By letter dated July 6, 1993, the Company has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law.
By letters dated December 30, 1993, the EPA notified the Company of its potential liability for, and requested that the Company, along with certain other named companies, undertake or agree to finance, groundwater remediation at certain of the Sites.

On June 22, 1994, the EPA issued two Unilateral Administrative Orders under Section 106(a) of CERCLA under U.S. EPA Docket No. 94-28-C and
U.S. EPA Docket No. 94-27-C, respectively, ordering the named respondents to design and implement the groundwater remediation remedy for the Farm Chemicals and Twin Sites and for the Fairway Six Site.
In addition to the Company, the Unilateral Administrative Order for the Farm Chemicals and Twin Site areas named as respondents J. M.
Taylor, Grower Service Corporation, Farm Chemicals, Inc., E. I. Dupont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Union Carbide Corporation, Miles, Inc., Mobil Oil Corporation, Shell Oil Company, Hercules, Inc., The Boots Company (USA), Inc., Nor-Am
Chemical Company, and Ciba-Geigy Corporation. Named as respondents in addition to the Company for the Fairway Six Site area were J. M.
Taylor, George Anderson, Grower Service Corporation, Partners in the Pits, Dan Maples, Pits Management Corporation, Maples Golf Construction, Inc., Yadco of Pinehurst Inc., Robert Trent Jones, E. I. Dupont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., and Ciba-Geigy Corporation. The ROD-selected remedy for the groundwater remediation selected by the EPA includes extraction, on site treatment by coagulation, flocculation, precipitation, air stripping, GAC absorption, and discharge on site for the Farm Chemicals/Twin Sites and extraction, on-site treatment by GAC absorption and discharge on-site for the Fairway Six Site. The EPA has estimated the total present worth cost, including 30 years of operation and maintenance, at $11,849,757. A definitive PRP Participation Agreement with respect to groundwater remediation is under negotiation among certain of the respondents, including the Company, and these respondents are proceeding with work required under the administrative orders.

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

United States of America v. Kaiser Aluminum & Chemical Corporation

On February 8, 1989, a civil action was filed by the United States Department of Justice at the request of the EPA against the Company in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at the Company's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that the Company take all necessary action to achieve compliance with the Washington SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

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

The second lawsuit has not yet been filed. Instead, the Company has entered into negotiations with the EPA to resolve the claims against the Company through a consent decree. The EPA and the Company have made substantial progress in negotiating the terms of the consent decree. The terms of the consent decree currently being negotiated include, in principle, a commitment by the Company to improve emission control equipment at the Trentwood facility and a civil penalty assessment against the Company. The Company anticipates that agreement upon the terms of a consent decree will be reached during 1995. In the event the terms of a consent decree are not agreed upon, the matter would likely be resolved in federal court.

Catellus Development Corporation v. Kaiser Aluminum & Chemical
Corporation and James L. Ferry & Son, Inc.

On January 7, 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States of America, the United States Maritime Administration and Santa Fe Land Corporation (now known as Catellus Development Corporation ("Catellus")) (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris, and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to (i) the Company for the purpose of shipbuilding activities conducted by the Company on behalf of the United States during World War II, and (ii) subsequent tenants thereafter. Plaintiffs allege, among other things, that (i) the Defendants are jointly and severally liable for response costs and natural resources damages under CERCLA, (ii) Defendant United States of America is liable on grounds of negligence for damages under the Federal Tort Claims Act, and (iii) Defendant Catellus is strictly liable on grounds of negligence for such discharge, deposit, disposal or release. Certain of the Plaintiffs have alleged that they had incurred or expect to incur costs and damages in the amount of approximately $49 million, in the aggregate.

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

On February 20, 1991, Catellus filed a third party complaint (the "Third Party Complaint") against the Company and James L. Ferry & Son, Inc. ("Ferry") in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. The Third Party Complaint was served on the Company as of April 12, 1991. The Third Party Complaint alleges that, if the allegations of the Plaintiffs are true, then the Company and Ferry (which is alleged to have performed certain excavation activities on the Property and, as a result thereof, to have released contaminants on the Property and to have arranged for the transportation, treatment, and disposal of such contaminants) are liable for Catellus' response costs and damages under CERCLA and damages under other theories of negligence and nuisance and, in the case of the Company, waste. Catellus seeks (i) contribution from the Company and Ferry, jointly and severally, for its costs and damages pursuant

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES to CERCLA; (ii) indemnity from the Company and Ferry for any liability or judgment imposed upon it; (iii) indemnity from the Company and Ferry for reasonable attorneys fees and costs incurred by it; (iv) damages for the injury to its interest in the Property; and (v) treble damages from the Company pursuant to California Code of Civil Procedure Section 732. On June 4, 1991, Catellus served on the Company a first amended third party complaint which alleges, in addition to the allegations of the Third Party Complaint, that the Company and/or a predecessor in interest to the Company is also liable for Catellus' damages, if any, on the basis of alleged contractual indemnities contained in certain former leases of the Property.

The Third Party Complaint was amended on or about October 26, 1992. The amended Third Party Complaint alleges that, if the allegations of the Plaintiffs are true, then the Company and Ferry are liable for (i) Catellus' response costs and natural resources damage under CERCLA;
(ii) damages under theories of negligence, trespass and nuisance;
(iii) indemnity (equitable and contractual); and (iv) attorneys fees under California Code of Civil Procedure Section 1021.6.

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

On June 24, 1994, the District Court approved a Consent Decree consummating the settlement of the Plaintiffs' CERCLA and tort claims against the United States in exchange for payment of approximately $3.5 million plus 35% of future response costs. Trial of this matter commenced in March 1995.

Picketville Road Landfill Matter

On July 1, 1991, the EPA served on the Company and 13 other PRPs a Unilateral Administrative Order For Remedial Design and Remedial Action (the "Order") at the Picketville Road Landfill site in Jacksonville, Florida. The EPA seeks remedial design and remedial action pursuant to CERCLA from some, but apparently not all, PRPs based upon a Record of Decision outlining remedial cleanup measures to be undertaken at the site adopted by the EPA on September 28, 1990. The site was operated as a municipal and industrial waste landfill from 1968 to 1977 by the City of Jacksonville. The Company was first notified by the EPA on January 17, 1991, that wastes from one of the Company's plants may have been transported to and deposited in the site. In its Record of Decision, the EPA estimated that the total capital, operations, and maintenance costs of its elected remedy for the site would be approximately $9.9 million. In addition, the EPA has reserved the right to seek recovery of its costs incurred relating to the Order, including, but not limited to, reimbursement of the EPA's cost of response. The Company has reached an agreement with certain PRPs who are conducting remedial design and remedial action at the site, under which the Company will fund $146,700 of the cost of the remedial design and remedial action (unless remedial costs exceed $19 million in which event the settlement agreement will be re-opened).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Asbestos-related Litigation

The Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At December 31, 1994, the number of such lawsuits pending was approximately 25,200. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition and Capital Spending - Asbestos Contingencies." The portion of Note 10 of the Notes to Consolidated Financial Statements under the heading "Asbestos Contingencies" is incorporated herein by reference.

Other

On August 24, 1994, the United States Department of Justice (the "DOJ") issued Civil Investigative Demand No. 11356 ("CID") requesting information from Kaiser regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reductions in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Kaiser has submitted documents and interrogatory answers to the DOJ responding to the CID.

Various other lawsuits and claims are pending against the Company. Management believes that resolution of the lawsuits and claims made against the Company, including matters discussed above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1994.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no established public trading market for the Company's common stock, which is held solely by Kaiser. The information in Note 9 of the Notes to Consolidated Financial Statements under the heading "Dividends on Common Stock" at page 46 of this Report, are incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

The Indentures and the 1994 Credit Agreement (Exhibits 4.1 through 4.6 to this Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.6 to this Report; Note 5 of the Notes to Consolidated Financial Statements at pages 33-35 of this Report; and the information under the heading "Financial Condition and Capital Spending - Capital Structure" at pages 18-19 of this Report, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report; to the table at page 16 of this Report; to the discussion under the heading "Results of Operations" at page 17 of this Report; to Note 1 of the Notes to Consolidated Financial Statements at pages 29-31 of this Report; and to pages 54-55 of this Report.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in two business segments: bauxite and alumina, and aluminum processing. Intracompany shipments and sales are excluded from the information set forth below. The following should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein.

                                                                            Year Ended December 31,
                                                                         ----------------------------
(In millions of dollars, except shipments and prices)                        1994      1993      1992
-----------------------------------------------------------------------------------------------------
Shipments: (000 tons) <F1>
  Alumina                                                                 2,086.7   1,997.5   2,001.3
  Aluminum processing:
    Primary aluminum                                                        224.0     242.5     355.4
    Fabricated aluminum products                                            399.0     373.2     343.6
                                                                         --------  --------  --------
      Total aluminum products                                               623.0     615.7     699.0
                                                                         ========  ========  ========

Average realized sales price:
  Alumina (per ton)                                                      $    169  $    169  $    195
  Primary aluminum (per pound)                                                .59       .56       .66

Net sales:
  Bauxite and alumina:
    Alumina                                                              $  352.8  $  338.2  $  390.8
    Other <F2><F3>                                                           79.7      85.2      75.7
                                                                         --------  --------  --------
      Total bauxite and alumina                                             432.5     423.4     466.5
                                                                         --------  --------  --------
  Aluminum processing:
    Primary aluminum                                                        292.0     301.7     515.0
    Fabricated aluminum products                                          1,043.0     981.4     913.7
    Other <F3>                                                               14.0      12.6      13.9
                                                                         --------  --------  --------
      Total aluminum processing                                           1,349.0   1,295.7   1,442.6
                                                                         --------  --------  --------
        Total net sales                                                  $1,781.5  $1,719.1  $1,909.1
                                                                         ========  ========  ========

Operating income (loss):
  Bauxite and alumina                                                    $   19.8  $   (4.5) $   62.6
  Aluminum processing                                                        (8.4)    (46.3)    104.9
  Corporate                                                                 (67.3)    (72.3)    (77.3)
                                                                         --------  --------  --------
    Total operating income (loss)                                        $  (55.9) $ (123.1) $   90.2
                                                                         ========  ========  ========

Income (loss) before extraordinary loss and cumulative effect of changes
  in accounting principles                                               $  (96.2) $ (117.6) $   29.6

Extraordinary loss on early extinguishment of debt, net of tax benefit
  of $2.9 and $11.2 for 1994 and 1993, respectively                          (5.4)    (21.8)
Cumulative effect of changes in accounting principles, net of tax
  benefit of $237.7                                                                  (507.9)
                                                                         --------  --------  --------
Net income (loss)                                                        $ (101.6) $ (647.3) $   29.6
                                                                         ========  ========  ========
Capital expenditures                                                     $   70.0  $   67.7  $  114.4
                                                                         ========  ========  ========

<F1>
All references to tons refer to metric tons of 2,204.6 pounds.
<F2>
Includes net sales of bauxite.
<F3>
Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations
The previous table provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1994, 1993, and 1992. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its facilities.

Net Sales
Bauxite and Alumina - Revenue from net sales of bauxite and alumina to third parties was $432.5 million in 1994, compared with $423.4 million in 1993 and $466.5 million in 1992. Revenue from alumina increased 4% to $352.8 million in 1994 from $338.2 million in 1993 because of increased shipments. Revenue from alumina decreased 13% to $338.2 million in 1993 from $390.8 million in 1992 because of lower average realized prices. The remainder of the segment's sales revenues were from sales of bauxite, which remained about the same throughout the three years, and the portion of sales of alumina attributable to the minority interest in Alpart.

Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was $1,349.0 million in 1994, compared with $1,295.7 million in 1993 and $1,442.6 million in 1992. The bulk of the segment's sales represents the Company's primary aluminum and fabricated aluminum products, with the remainder attributable to the portion of sales of primary aluminum related to the minority interest in Valco.

Revenue from primary aluminum decreased 3% to $292.0 million in 1994 from $301.7 million in 1993 as higher average realized prices were more than offset by lower shipments. Average realized prices in 1994 reflected the defensive hedging of primary aluminum prices in respect of 1994 shipments, which was initiated prior to recent improvements in metal prices. In 1994, the Company's average realized price from sales of primary aluminum was approximately $.59 per pound, compared to the average Midwest United States transaction price of approximately $.72 per pound during the year. Shipments in 1994 reflected production curtailments at the Company's smelters in the Pacific Northwest and Ghana. Revenue from primary aluminum decreased 41% to $301.7 million in 1993 from $515.0 million in 1992 because of lower shipments and lower average realized prices. Shipments of primary aluminum to third parties were approximately 36% of total aluminum products shipments in 1994, compared with approximately 39% in 1993 and 51% in 1992.

Revenue from fabricated aluminum products increased 6% to $1,043.0 million in 1994 from $981.4 million in 1993, principally due to increased shipments of most of these products. Revenue from fabricated aluminum products increased 7% to $981.4 million in 1993 from $913.7 million in 1992, principally due to increased shipments of most fabricated aluminum products, partially offset by a decrease in average realized prices of most of these products.

Operating Income (Loss)
The Company had an operating loss of $55.9 million in 1994, compared with a loss of $123.1 million in 1993 and income of $90.2 million in 1992. In 1993, the Company recorded a pre-tax charge of $35.8 million related to restructuring charges (see Note 2 of the Notes to Consolidated Financial Statements) and a pre-tax charge of $19.4 million ($29.0 million in 1992) because of a reduction in the carrying value of its inventories caused principally by prevailing lower prices for alumina, primary aluminum, and fabricated aluminum products.

Bauxite and Alumina - This segment's operating income in 1994 was $19.8 million, compared with a loss of $4.5 million in 1993 and income of $62.6 million in 1992. In 1994 compared with 1993, operating income was favorably affected by increased shipments and lower manufacturing costs. In 1993 compared with 1992, operating income was adversely affected principally due to a decrease in average realized prices for alumina, which more than offset above-market prices for virtually all of the Company's excess alumina sold forward in prior periods under long-term contracts.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Aluminum Processing - This segment's operating loss was $8.4 million in 1994, compared with $46.3 million in 1993 and income of $104.9 million in 1992. The decrease in operating loss in 1994 compared with 1993 was caused principally by the $35.8 million restructuring charges previously described, increased shipments of fabricated aluminum products and higher average realized prices of primary aluminum, partially offset by lower shipments of primary aluminum.

The decrease in 1993 compared with 1992 was caused principally by reduced shipments and lower average realized prices of primary aluminum, which more than offset increased shipments of fabricated aluminum products. In 1993, the Company implemented a restructuring plan for its flat-rolled products operation at its Trentwood plant in response to overcapacity in the aluminum rolling industry, flat demand in U.S. can stock markets, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which resulted in declining prices in Trentwood's key markets. Additionally, the Company implemented a plan to streamline its casting operations, which included the shutdown of two facilities located in Ohio. This entire restructuring is expected to be completed by the end of 1995 and will affect approximately 620 employees. The pre-tax charge for this restructuring of $35.8 million included $25.2 million for pension, severance, and other termination benefits at Trentwood; $8.0 million related to casting facilities; and $2.6 million for various other items. At December 31, 1994, Trentwood was ahead of its restructuring plan, which is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented. Other contributing factors were lower production at the Company's smelters in the Pacific Northwest in 1993 as a result of the removal of three reduction potlines from production in January 1993 in response to the BPA's reduction during the first quarter of 1993 of the amount of power it normally provides to the Company, and the increased cost of substitute power in such quarter. In both 1993 and 1992, the Company realized above-market prices for significant quantities of primary aluminum sold forward in prior periods under long-term contracts.

Corporate - Corporate operating expenses of $67.3 million, $72.3 million, and $77.3 million in 1994, 1993, and 1992, respectively, represented corporate general and administrative expenses that were not allocated to segments.

Income (Loss) Before Extraordinary Loss and Cumulative
Effect of Changes in Accounting Principles
Loss before extraordinary loss and cumulative effect of changes in accounting principles was $96.2 million in 1994, compared with $117.6 million in 1993, as a result of the reduction in operating loss previously described, partially offset by a lower credit for income taxes. Loss before extraordinary loss and cumulative effect of changes in accounting principles was $117.6 million in 1993, compared with income of $29.6 million in 1992. This decrease resulted from the lower operating income previously described and $10.8 million of other pre-tax charges in 1993, principally related to establishing additional litigation and environmental reserves.

Net Income (Loss)
The Company reported a net loss of $101.6 million in 1994, compared with $647.3 million in 1993 and net income of $29.6 million in 1992. The principal reasons for reduced net loss in 1994 compared with 1993 were the reduction in the operating loss previously described and the cumulative effect of changes in accounting principles of $507.9 million related to adoption of Statement of Financial Accounting Standards No. 106, 109, and 112 (see Note 1 of the Notes to Consolidated Financial Statements). The principal reasons for the earnings decline in 1993 compared with 1992 were the cumulative effect of changes in accounting principles of $507.9 million (see above), the extraordinary loss on early extinguishment of debt of $21.8 million, and the operating losses described above.

Financial Condition and Capital Spending

Capital Structure
On February 17, 1994, the Company and its parent, Kaiser, entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders (as amended, the "1994 Credit Agreement"). Prior to its amendment in March 1995, the 1994

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Credit Agreement consisted of a $275.0 million five-year secured, revolving line of credit, scheduled to mature in 1999. The 1994 Credit Agreement replaced the credit agreement entered into in December
1989 by the Company and Kaiser with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement"). In March 1995, the 1994 Credit Agreement was amended pursuant to which the line of credit was increased to $325.0 million. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. The Company recorded a pre-tax extraordinary loss of $8.3 million ($5.4 million after taxes) in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement. As of March 15, 1995, $199.3 million (of which $59.3 million could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement. The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of the Company. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at the Company's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based upon a financial test, determined quarterly.

The 1994 Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on Kaiser's and the Company's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The 1994 Credit Agreement is secured by, among other things, (i) mortgages on the Company's major domestic plants (excluding the Gramercy plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of its 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). The net proceeds from the sale of the shares of PRIDES were approximately $100.1 million. Kaiser used such net proceeds to make non-interest-bearing loans to the Company in the aggregate principal amount of $33.2 million (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES will be mandatorily converted into shares of Kaiser's common stock), evidenced by intercompany notes, and used the balance of such net proceeds to make capital contributions to the Company in the aggregate amount of $66.9 million.

On February 17, 1994, the Company issued $225.0 million of its 9-7/8% Senior Notes due 2002 (the "Senior Notes"). The net proceeds of the offering of the Senior Notes were used to reduce outstanding borrowings under the revolving credit facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

The offering of the PRIDES, the issuance of the Senior Notes, and the replacement of the 1989 Credit Agreement were the final steps of a comprehensive refinancing plan which the Company and Kaiser began in January 1993 to extend the maturities of the Company's outstanding indebtedness, enhance its liquidity, and raise new equity capital. At December 31, 1994, the Company's total consolidated indebtedness, including notes payable to parent, was $807.3 million, compared to $760.9 million at December 31, 1993.

The obligations of the Company with respect to the Senior Notes and the 12-3/4% Notes (see Note 5 of the Notes to Consolidated Financial Statements) are guaranteed, jointly and severally, by certain subsidiaries of the Company. The indentures governing the Senior Notes and the 12-3/4% Notes restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash from Operations
Cash used for operations was $40.5 million in 1994, compared with cash provided by operations of $25.3 million in 1993 and $28.0 million in 1992. The decrease in cash provided in 1994 compared with 1993 was primarily due to margin deposits of $50.5 million under certain hedging contracts and an increase in inventories.

Capital Expenditures
The Company's capital expenditures of $252.1 million (of which $34.0 million was funded by the Company's minority partners in certain foreign joint ventures) during the three years ended December 31, 1994, were made primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures were $70.0 million in 1994, compared with $67.7 million in 1993 and $114.4 million in 1992 (of which $7.5, $9.4, and $17.1 million were funded by the minority partners in certain foreign joint ventures in 1994, 1993, and 1992, respectively). Total consolidated capital expenditures (of which approximately 11% is expected to be funded by the minority partners in certain foreign joint ventures) are expected to be between $80.0 and $130.0 million per year in the years 1995-1997, subject to necessary approvals, if required, from the lenders under the 1994 Credit Agreement.

Dividends and Distributions
The declaration and payment of dividends by the Company and Kaiser on shares of their common stock is subject to certain covenants contained in the 1994 Credit Agreement and, in the case of the Company, the Senior Note Indenture and the 12-3/4% Note Indenture. The 1994 Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock. The declaration and payment of dividends by Kaiser on the shares of the Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares") and the PRIDES is expressly permitted by the terms of the 1994 Credit Agreement to the extent Kaiser receives payments on the intercompany notes or certain other permitted distributions from the Company.

Joint Venture Indebtedness
The Company historically has participated in various raw material joint ventures outside the United States. At December 31, 1994, the Company was unconditionally obligated for $78.7 million of indebtedness of one such joint venture affiliate.

Environmental Contingencies
The Company and Kaiser are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters, totaling $40.1 million at December 31, 1994.
These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $20.0 million. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations. See Note 10 of the Notes to Consolidated Financial Statements for further description of these contingencies.

Asbestos Contingencies
The Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At December 31, 1994, the number of such lawsuits pending was approximately 25,200 with approximately 14,300 received and 12,500 settled or dismissed in 1994.

Based on past experience and reasonably anticipated future activity, the Company has established an accrual of $102.0 million at December 31, 1994, for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $86.4 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1994.

While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or results of operations. See Note 10 of the Notes to Consolidated Financial Statements for further description of this contingency.

Income Tax Matters
------------------

The Company's net deferred income tax assets as of December 31, 1994, were $280.8 million, net of valuation allowances of $133.9 million. Approximately $124.9 million of these net deferred income tax assets relate to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. The Company believes, based on the cyclical nature of its business, its history of prior operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided. A principal component of the remaining amount of the net deferred income tax assets is the tax benefit associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30- to 40-year period. The Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized despite the operating losses incurred in recent years. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Trends
------

During 1994, the expansion of world economies increased the demand for aluminum. This factor, together with primary aluminum smelter cutbacks caused by previous excessive aluminum inventories and low prices, resulted in lower London Metal Exchange inventories of primary aluminum at year-end 1994 than at year-end 1993. Average Midwest U.S. transaction prices for aluminum increased from a low of $.504 per pound in November 1993 to $.915 per pound in December 1994. The Company expects to be profitable in 1995, considering its hedging program in place at December 31, 1994.

Sensitivity to Prices and Hedging Programs
The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on its hedging strategies. Consequently, the Company has developed strategies to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum, and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. The Company enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina, primary aluminum, and fabricated aluminum products prices, and the cost of purchased commodities.

The Company has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose it to certain exchange rate risks. In order to mitigate its exposure, the Company periodically enters into forward foreign exchange and currency option contracts in Australian dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At December 31, 1994, the Company had net forward foreign exchange contracts totaling approximately $74.4 million for the purchase of 102.0 million Australian dollars through December 31, 1996.

To mitigate its exposure to declines in the market prices of alumina, primary aluminum, and fabricated aluminum products, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i) varying quantities of the Company's anticipated production are sold forward at fixed prices; (ii) call options are purchased to allow the Company to participate in certain higher market prices, should they materialize, for a portion of the Company's primary aluminum and alumina sold forward; (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its primary aluminum and alumina; and (iv) put options are purchased to establish minimum prices the Company will receive for a portion of its primary aluminum and alumina. In this regard, in respect of its 1995 anticipated production, as of December 31, 1994, the Company had sold forward 170,950 metric tons of primary aluminum at fixed prices, purchased call options in respect of 69,000 metric tons of primary aluminum, purchased put options to establish a minimum price for 193,500 metric tons of primary aluminum, and entered into option contracts that established a price range for 90,000 metric tons of primary aluminum. The Company will not receive the benefit of market price increases to the extent (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or
(iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

In addition, the Company enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, the Company may enter into forward and option

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

contracts. In this regard, at December 31, 1994, the Company had purchased 4,500 metric tons of primary aluminum under forward purchase contracts at fixed prices that expire at various times through June 1995.

The Company has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTUs per day) of a plant's natural gas supply through March 1995.

At December 31, 1994, the net unrealized gain on the Company's position in forward foreign exchange was $3.5 million and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $80.4 million, based on a price of $1,955 per metric ton of aluminum and $1.59 per million BTUs of natural gas. See Note 11 of the Notes to Consolidated Financial Statements.

Since December 31, 1994, the Company has entered into:

   O Additional forward foreign exchange contracts totaling approximately $44.3 million for the purchase of 60.0 million Australian dollars from July 1995 through December 1996 in respect of its commitments for 1995 and 1996 expenditures denominated in Australian dollars.

   O Additional hedge positions in respect of its anticipated 1995 and 1996 production. As of the date of this report, the Company had sold forward an additional 121,025 metric tons of primary aluminum at fixed prices.

   O A natural gas pricing contract to fix future prices of a portion (20,000 million BTUs per day) of a plant's natural gas supply through September 1995.

At February 28, 1995, the net unrealized loss on the Company's position in forward foreign exchange was $.7 million, and the net unrealized loss on aluminum forward sales and option contracts and natural gas pricing contracts was $3.6 million, based on a price of $1,808 per metric ton of aluminum and $1.42 per million BTUs of natural gas.

Labor Matter
On February 17, 1995, the Company's approximately 3,000 hourly-paid employees represented by the USWA failed to ratify a proposed master labor agreement (47 months duration effective November 1, 1994 through September 30, 1998) with the Company which had been recommended for ratification by the USWA, and on February 20, 1995, a strike by such employees began which affected five plants: aluminum smelters at Tacoma and Mead (Spokane), Washington; a sheet and plate rolling mill at Trentwood (Spokane), Washington; an alumina refinery at Gramercy, Louisiana; and a rod and bar plant at Newark, Ohio. The strike continued for eight days until the agreement (including two technical modifications) was ratified by those employees on February 28, 1995. During the strike, operations at all five plant locations continued at various levels of production, and all five plants continued to ship product to customers. Management believes that the temporary disruptions to normal production and shipments resulting from the strike should not have a material adverse effect on the financial condition or results of operations of the Company for 1995 and that the Company's employee relations will continue to be satisfactory.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                  ----

    Report of Independent Public Accountants . . . . . . . . . .    25

    Consolidated Balance Sheets. . . . . . . . . . . . . . . . .    26

    Statements of Consolidated Income (Loss) . . . . . . . . . .    27

    Statements of Consolidated Cash Flows . . . .  . . . . . . .    28

    Notes to Consolidated Financial Statements. . . . . . . . . .   29

    Five-year Financial Data. . . . . . . . . . . . . . . . . . .   54

    Quarterly Financial Data. . . . . . . . . . . . . . . . . . .   56


Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum & Chemical Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 1 of the Notes to Consolidated Financial
Statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes.




ARTHUR ANDERSEN LLP
San Francisco, California
February 17, 1995

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                          -------------------
(In millions of dollars, except share amounts)                                                1994       1993
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                               $   12.0   $   14.2
  Receivables:
    Trade, less allowance for doubtful receivables of $4.2 in 1994 and $2.9 in 1993          150.7      156.1
    Other                                                                                     49.8       79.9
  Inventories                                                                                468.0      426.9
  Prepaid expenses and other current assets                                                  158.0       60.7
                                                                                          --------   --------
    Total current assets                                                                     838.5      737.8

Investments in and advances to unconsolidated affiliates                                     169.7      183.2
Property, plant, and equipment - net                                                       1,133.2    1,163.7
Deferred income taxes                                                                        271.0      210.3
Other assets                                                                                 281.2      233.2
                                                                                          --------   --------
    Total                                                                                 $2,693.6   $2,528.2
                                                                                          ========   ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                        $  152.1   $  126.3
  Accrued interest                                                                            32.6       23.6
  Accrued salaries, wages, and related expenses                                               77.7       56.1
  Accrued postretirement medical benefit obligation - current portion                         47.0       47.6
  Other accrued liabilities                                                                  171.7      133.1
  Payable to affiliates                                                                       85.2       62.4
  Short-term borrowings                                                                                    .5
  Long-term debt - current portion                                                            11.5        8.7
  Notes payable to parent - current portion                                                   21.2       12.6
                                                                                          --------   --------
    Total current liabilities                                                                599.0      470.9

Long-term liabilities                                                                        495.5      501.7
Accrued postretirement medical benefit obligation                                            734.9      713.1
Long-term debt                                                                               751.1      720.2
Notes payable to parent                                                                       23.5       18.9
Minority interests                                                                            85.4       69.7
Redeemable preference stock - aggregate liquidation value of $45.6 in 1994
  and $54.1 in 1993                                                                           29.0       33.6
Stockholders' equity (deficit):
  Preference stock - cumulative and convertible, par value $100, authorized
    1,000,000 shares; issued and outstanding, 23,436 and 24,039 in 1994 and 1993               1.8        1.8
  Common stock, par value 33-1/3 cents, authorized 100,000,000 shares;
    issued and outstanding, 46,171,365 shares in 1994 and 1993                                15.4       15.4
  Additional capital                                                                       1,626.3    1,471.2
  Accumulated deficit                                                                       (271.5)    (165.2)
  Additional minimum pension liability                                                        (9.1)     (21.6)
  Less:  Note receivable from parent                                                      (1,387.7)  (1,301.5)
                                                                                          --------   --------
    Total stockholders' equity (deficit)                                                     (24.8)        .1
                                                                                          --------   --------
    Total                                                                                 $2,693.6   $2,528.2
                                                                                          ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                                                                   Year Ended December 31,
                                                                                ------------------------------
(In millions of dollars)                                                            1994       1993       1992
--------------------------------------------------------------------------------------------------------------
Net sales                                                                       $1,781.5   $1,719.1   $1,909.1
                                                                                --------   --------   --------
Costs and expenses:
  Cost of products sold                                                          1,625.5    1,587.7    1,619.3
  Depreciation                                                                      95.4       97.1       80.3
  Selling, administrative, research and development, and general                   116.5      121.6      119.3
  Restructuring of operations                                                                  35.8
                                                                                --------   --------   --------
    Total costs and expenses                                                     1,837.4    1,842.2    1,818.9
                                                                                --------   --------   --------
Operating income (loss)                                                            (55.9)    (123.1)      90.2

Other income (expense):
  Interest and other income - net                                                   (7.3)      (1.5)      16.9
  Interest expense                                                                 (88.6)     (84.2)     (78.7)
                                                                                --------   --------   --------
Income (loss) before income taxes, minority interests, extraordinary loss,
  and cumulative effect of changes in accounting principles                       (151.8)    (208.8)      28.4

Credit (provision) for income taxes                                                 54.0       86.9       (5.3)

Minority interests                                                                   1.6        4.3        6.5
                                                                                --------   --------   --------
Income (loss) before extraordinary loss and cumulative effect of changes
  in accounting principles                                                         (96.2)    (117.6)      29.6

Extraordinary loss on early extinguishment of debt, net of tax benefit
  of  $2.9 and $11.2 for 1994 and 1993, respectively                                (5.4)     (21.8)

Cumulative effect of changes in accounting principles, net of tax benefit
  of $237.7                                                                                  (507.9)
                                                                                --------   --------   --------
Net income (loss)                                                               $ (101.6)  $ (647.3)  $   29.6
                                                                                ========   ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                 Year Ended December 31,
                                                                                --------------------------
(In millions of dollars)                                                           1994     1993      1992
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                             $(101.6) $(647.3)  $  29.6
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation                                                                 95.4     97.1      80.3
      Amortization of deferred financing costs and discount on long-term debt       6.2     11.2      11.5
      Non-cash postretirement medical benefit expenses                             13.9     19.2
      Restructuring of operations                                                           35.8
      Minority interests                                                           (1.6)    (4.3)     (6.5)
      Extraordinary loss on early extinguishment of debt - net                      5.4     21.8
      Cumulative effect of changes in accounting principles - net                          507.9
      (Decrease) increase in accrued and deferred income taxes                    (69.2)   (96.4)      3.5
      Equity in losses of unconsolidated affiliates                                 1.9      3.3       1.9
      Recognition of previously deferred income from a forward alumina sale                  (.6)    (25.7)
      Increase (decrease) in accrued interest                                       9.3     19.2       (.3)
      Incurrence of financing costs                                               (19.2)   (12.7)     (5.5)
      Decrease (increase) in receivables                                           36.2     (6.2)    (58.6)
      (Increase) decrease in inventories                                          (41.1)    13.0      58.7
      (Increase) decrease in prepaid expenses and other current assets            (49.7)     7.4       7.6
      Increase (decrease) in accounts payable                                      25.8    (10.3)     (5.2)
      Increase (decrease) in payable to affiliates and accrued liabilities         37.7     57.2     (87.6)
      Other                                                                        10.1     10.0      24.3
                                                                                -------  -------   -------
        Net cash (used for) provided by operating activities                      (40.5)    25.3      28.0
                                                                                -------  -------   -------

Cash flows from investing activities:
  Net proceeds from disposition of property and investments                         4.1     13.1      26.1
  Capital expenditures                                                            (70.0)   (67.7)   (114.4)
                                                                                -------  -------   -------
        Net cash used for investing activities                                    (65.9)   (54.6)    (88.3)
                                                                                -------  -------   -------
Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                       (345.1) (1,134.)   (221.4)
  Borrowings of long-term debt, including revolving credit                        378.9  1,068.1     303.8
  Borrowings from MAXXAM Group Inc. (see supplemental disclosure below)                     15.0       2.5
  Tender premiums and other costs of early extinguishment of debt                          (27.1)
  Net short-term debt repayments                                                    (.5)    (4.3)     (1.5)
  Net borrowings from parent                                                       13.2     31.5
  Dividends paid                                                                    (.7)    (1.0)    (12.8)
  Redemption of preference stock                                                   (8.5)    (4.2)     (7.3)
  Capital contribution                                                             66.9     81.5
                                                                                -------  -------   -------
        Net cash provided by financing activities                                 104.2     25.0      63.3
                                                                                -------  -------   -------

Net (decrease) increase in cash and cash equivalents during the year               (2.2)    (4.3)      3.0
Cash and cash equivalents at beginning of year                                     14.2     18.5      15.5
                                                                                -------  -------   -------
Cash and cash equivalents at end of year                                        $  12.0  $  14.2   $  18.5
                                                                                =======  =======   =======

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                    $  73.1  $  53.7   $  68.1
  Income taxes paid                                                                16.0     13.5       1.8
  Tax allocation payments to (from) MAXXAM Inc.                                    (3.8)              28.1

Supplemental disclosure of non-cash financing activities:
  Contribution to capital of the borrowings from MAXXAM Group Inc.                       $  15.0



The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

1.  Summary of Significant Accounting Policies
---------------------------------------------

Principles of Consolidation
The consolidated financial statements include the statements of Kaiser Aluminum & Chemical Corporation (the "Company" or "KACC") and its majority-owned subsidiaries. Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. Intercompany balances and transactions are eliminated. The Company is a wholly owned subsidiary of Kaiser Aluminum Corporation ("Kaiser") which is a subsidiary of MAXXAM Inc. ("MAXXAM"). Certain reclassifications of prior-year information were made to conform to the current presentation.

Changes in Accounting Principles
The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), as of January 1, 1993. The costs of postretirement benefits other than pensions and postemployment benefits are now accrued over the period employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the changes in accounting principles for the adoption of SFAS 106 and SFAS 112 were recorded as charges to results of operations of $497.7 and $7.3, net of related income taxes of $234.2 and $3.5, respectively. These deferred income tax benefits were recorded at the federal statutory rate in effect on the date the accounting standards were adopted, before giving effect to certain valuation allowances. The new accounting standards had no effect on the Company's cash outlays for postretirement or postemployment benefits, nor did these one-time charges affect the Company's compliance with its existing debt covenants. The Company reserves the right, subject to applicable collective bargaining agreements and applicable legal requirements, to amend or terminate these benefits.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as of January 1, 1993. The adoption of SFAS 109 changes the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). The asset and liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle reduced the Company's results of operations by $2.9. The adoption of SFAS 109 required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988. As a result of restating the assets and liabilities, the loss before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles for the year ended December 31, 1993, was increased by $9.3.

Cash and Cash Equivalents
The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories
Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor, and manufacturing overhead, including depreciation.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Inventories consist of the following:


                                                             December 31,
                                                           --------------
                                                             1994     1993
--------------------------------------------------------------------------
Finished fabricated products                               $ 49.4   $ 83.7
Primary aluminum and work in process                        203.1    141.4
Bauxite and alumina                                         102.3     94.0
Operating supplies and repair and maintenance parts         113.2    107.8
                                                           ------   ------
                                                           $468.0   $426.9
                                                           ======   ======

Depreciation
Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives by class of assets are:

------------------------------------------------------------------
Land improvements                                   8 to 25 years
Buildings                                          15 to 45 years
Machinery and equipment                            10 to 22 years

Other Income
Other income in 1994 and 1993 includes $10.3 and $10.8 of pre-tax charges related principally to establishing additional litigation and environmental reserves in the fourth quarters, respectively. Other income in 1992 includes $14.0 of pre-tax income for non-recurring adjustments to previously recorded liabilities and reserves in the fourth quarter.

Deferred Financing Costs
Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Amortization of deferred financing costs of $6.0, $11.2, and $10.9 for the years ended December 31, 1994, 1993, and 1992, respectively, are included in interest expense.

Foreign Currency
The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments
Gains and losses arising from the use of derivative financial instruments are reflected in the Company's operating results concurrently with the consummation of the underlying hedged transactions. Deferred gains or losses as of December 31, 1994, are included in Prepaid expenses and other current assets and Other accrued liabilities. The Company does not hold or issue derivative financial instruments for trading purposes (see Note 10).

Fair Value of Financial Instruments
The following table presents the estimated fair value of the Company's financial instruments, together with the carrying amounts of the related assets or liabilities. Unless otherwise noted, the carrying amount of all financial instruments is a reasonable estimate of fair value.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

                                         December 31, 1994     December 31, 1993
                                       --------------------    -------------------
                                                  Estimated              Estimated
                                       Carrying        Fair   Carrying        Fair
                                         Amount       Value     Amount       Value
----------------------------------------------------------------------------------
Debt                                     $762.6      $747.6     $728.9      $734.1
Foreign currency contracts                              3.5


The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Debt - The quoted market prices were used for the Senior Notes and 12-3/4% Notes (see Note 5). The fair value of all other debt is based on discounting the future cash flows using the current rate for debt of similar maturities and terms.

Foreign Currency Contracts - The fair value generally reflects the estimated amounts that the Company would receive to enter into similar contracts at the reporting date, thereby taking into account unrealized gains or losses on open contracts (see Note 10).

2.   Restructuring of Operations
--------------------------------

In 1993, the Company implemented a restructuring plan primarily for its flat-rolled products operation at its Trentwood plant in response to overcapacity in the aluminum rolling industry, flat demand in the U.S. can stock markets, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which had resulted in declining prices in Trentwood's key markets. As of December 31, 1994, the costs related to the 1993 pre-tax charge for this restructuring of $35.8 have been substantially incurred.

3.   Investments In and Advances To Unconsolidated Affiliates
-------------------------------------------------------------

Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey Aluminium Limited ("Anglesey") (49.0% owned), and Kaiser Jamaica Bauxite Company (49.0% owned). The equity in earnings (losses) before income taxes of such operations is treated as a reduction (increase) in cost of products sold. At December 31, 1994 and 1993, the Company's net receivables from these affiliates were not material.

Summary of Combined Operations

                                             Year Ended December 31,
                                             -----------------------
                                               1994     1993     1992
-------------------------------------------------------------------
Net sales                                   $ 489.8   $510.3   $586.6
Costs and expenses                           (494.8)  (527.2)  (586.7)
Provision (credit) for income taxes            (6.3)     1.9      6.9
                                            -------   -----    ------
Net income (loss)                           $ (11.3)  $(15.0)  $  6.8
                                            =======   ======   ======

Company's equity in losses                  $  (1.9)  $ (3.3)  $ (1.9)
                                            =======   ======   ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Summary of Combined Financial Position

                                                       December 31,
                                                     --------------
                                                       1994     1993
--------------------------------------------------------------------
Current assets                                       $342.3   $312.3
Property, plant, and equipment - net                  349.4    371.1
Other assets                                           42.4     46.3
                                                     ------   ------
  Total assets                                       $734.1   $729.7
                                                     ======   ======
Current liabilities                                  $122.4   $130.4
Long-term debt                                        307.6    290.0
Other liabilities                                      31.0     17.8
Stockholders' equity                                  273.1    291.5
                                                     ------   ------
  Total liabilities and stockholders' equity         $734.1   $729.7
                                                     ======   ======

The Company's equity in losses differs from the summary net income
(loss) due to various percentage ownerships in the entities and equity method accounting adjustments.

At December 31, 1994, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $67.9. The Company is amortizing this amount over a 12-year period, which results in an annual amortization charge of approximately $11.6.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as financing, management, and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $219.7, $206.6, and $219.4 in the years ended December 31, 1994, 1993, and 1992, respectively. No dividends were received from investees in the three years ended December 31, 1994.

4.  Property, Plant, and Equipment
----------------------------------

The major classes of property, plant, and equipment are as follows:

                                                             December 31,
                                                         -------------------
                                                             1994       1993
----------------------------------------------------------------------------
Land and improvements                                    $  153.5   $  135.1
Buildings                                                   196.8      194.8
Machinery and equipment                                   1,285.0    1,223.0
Construction in progress                                     45.0       64.9
                                                         --------   --------
                                                          1,680.3    1,617.8
Accumulated depreciation                                    547.1      454.1
                                                         --------   --------
  Property, plant, and equipment - net                   $1,133.2   $1,163.7
                                                         ========   ========

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

5.  Long-Term Debt
------------------

Long-term debt and its maturity schedule are as follows:

                                                                                      2000  December 31,
                                                                                          ---------------
                                                                                       and   1994    1993
                                                      1995  1996  1997  1998  1999   After  Total   Total
---------------------------------------------------------------------------------------------------------
1994 Credit Agreement (10% at December 31, 1994)                              $6.7         $  6.7
1989 Credit Agreement (6.59% at December 31, 1993)                                                 $188.0
9-7/8% Senior Notes, net                                                            $223.6  223.6
Pollution Control and Solid Waste Disposal
  Facilities Obligations (6.00%-7.75%)               $ 1.2  $1.2  $1.3  $1.4    .2    32.8   38.1    39.2
Alpart CARIFA Loan (fixed and variable rates)                                         60.0   60.0    60.0
Alpart Term Loan (8.95%)                               6.2   6.3   6.2                       18.7    25.0
12-3/4% Senior Subordinated Notes                                                    400.0  400.0   400.0
Other borrowings (fixed and variable rates)            4.1   1.5   1.7   7.4    .4      .4   15.5    16.7
                                                     -----  ----  ----  ----  ----  ------  ----    -----
Total                                                $11.5  $9.0  $9.2  $8.8  $7.3  $716.8  762.6   728.9
                                                     =====  ====  ====  ====  ====  ======
Less current portion                                                                         11.5     8.7
                                                                                           ------  ------

  Long-term debt                                                                           $751.1  $720.2
                                                                                           ======  ======

1994 Credit Agreement
On February 17, 1994, the Company and Kaiser entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders (as amended, the "1994 Credit Agreement"). The 1994 Credit Agreement consists of a $275.0 five-year secured, revolving line of credit, scheduled to mature in 1999, and replaced the credit agreement entered into in December 1989 by the Company and Kaiser with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement"). The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $275.0 or a borrowing base relating to eligible accounts receivable plus eligible inventory. The Company recorded a pre-tax extraordinary loss of $8.3 ($5.4 after taxes) in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement. As of December 31, 1994, $202.5 (of which $59.3 could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement. The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of the Company. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at the Company's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly.

The 1994 Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's and Kaiser's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. Neither the Company nor Kaiser currently is permitted to pay dividends on its common stock. The 1994 Credit Agreement is secured by, among other things, (i) mortgages on the Company's major domestic plants (excluding the Gramercy plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the Company's wholly

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

Senior Notes
Concurrent with the offering by Kaiser of its 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES") (see Note 9), the Company issued $225.0 of its 9-7/8% Senior Notes due 2002 (the "Senior Notes"). The net proceeds of the offering of the Senior Notes were used to reduce outstanding borrowings under the revolving credit facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

Senior Subordinated Notes
On February 1, 1993, the Company issued $400.0 of 12-3/4% Senior Subordinated Notes due 2003 (the "12-3/4% Notes"). The net proceeds from the sale of the 12-3/4% Notes were used to retire the 14-1/4% Senior Subordinated Notes due 1995 (the "14-1/4% Notes"), to prepay $18.0 of the term loan, and to reduce outstanding borrowings under the revolving credit facility of the 1989 Credit Agreement. These transactions resulted in a pre-tax extraordinary loss of $33.0 in the first quarter of 1993, consisting primarily of the write-off of unamortized discount and deferred financing costs related to the 14-1/4% Notes and the payment of premiums on the 14-1/4% Notes.

The obligations of the Company with respect to the Senior Notes and the 12-3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of the Company. The indentures governing the Senior Notes and the 12-3/4% Notes restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends.

Gramercy Revenue Bonds
In December 1992, the Company entered into an installment sale agreement (the "Sale Agreement") with the Parish of St. James, Louisiana (the "Louisiana Parish"), pursuant to which the Louisiana Parish issued $20.0 aggregate principal amount of its 7-3/4% Bonds due August 1, 2022 (the "Bonds") to finance the construction of certain solid waste disposal facilities at the Company's Gramercy plant. The proceeds from the sale of the Bonds were deposited into a construction fund and may be withdrawn, from time to time, pursuant to the terms of the Sale Agreement and the Bond indenture. At December 31, 1994, $6.4 remained in the construction fund. The Sale Agreement requires the Company to make payments to the Louisiana Parish in installments due on the dates and in the amounts required to permit the Louisiana Parish to satisfy all of its payment obligations under the Bonds.

Alpart CARIFA Loan
In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA") under which CARIFA loaned Alpart the proceeds from the issuance of CARIFA's industrial revenue bonds. The terms of the loan parallel the bonds' repayment terms. The $38.0 aggregate principal amount of Series A bonds matures on June 1, 2008. The Series A bonds bear interest at a floating rate of 87% of the applicable LIBID Rate (LIBOR less 1/8 of 1%) on $37.5 of the principal amount (5.2% at December 31, 1994) with the remaining $.5 bearing interest at a fixed rate of 6.35%. The $22.0 aggregate principal amount of Series B bonds matures on June 1, 2007, and bears interest at a fixed rate of 8.25%.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds. Alpart's obligations under the loan agreement are secured by a $64.2 letter of credit guaranteed by the partners in Alpart (of which $22.5 is guaranteed by the Company's minority partner in Alpart).

Capitalized Interest
Interest capitalized in 1994, 1993, and 1992 was $2.7, $3.4, and $4.4, respectively.

6.  Income Taxes
----------------

Income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles by geographic area is as follows:

                                          Year Ended December 31,
                                        ---------------------------
                                           1994      1993      1992
-------------------------------------------------------------------
Domestic                                $(168.1)  $(232.3)  $ (81.3)
Foreign                                    16.3      23.5     109.7
                                        -------   -------   -------
  Total                                 $(151.8)  $(208.8)  $  28.4
                                        =======   =======   =======


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

The credit (provision) for income taxes on income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles consists of:

                                     Federal  Foreign   State     Total
-----------------------------------------------------------------------
1994  Current                                  $(18.0)  $ (.1)   $(18.1)
      Deferred                        $ 71.4       .6      .1      72.1
                                      ------   ------   ------   ------
         Total                        $ 71.4   $(17.4)           $ 54.0
                                      ======   ======   ======   ======

1993  Current                         $ 12.5   $ (7.9)  $ (.1)   $  4.5
      Deferred                        68.6     12.0     1.8      82.4
                                      ------   ------   ------   ------
         Total                        $ 81.1   $  4.1   $ 1.7    $ 86.9
                                      ======   ======   ======   ======

1992  Current                         $ (9.7)  $(11.4)  $ (.1)   $(21.2)
      Deferred                          13.1      3.3     (.5)     15.9
                                      ------   ------   ------   ------
        Total                         $  3.4   $ (8.1)  $ (.6)   $ (5.3)
                                      ======   ======   ======   ======

The 1994 federal deferred credit for income taxes of $71.4 includes $29.2 for the benefit of operating loss carryforwards generated in 1994. The 1993 federal deferred credit for income taxes of $68.6 includes $29.1 for the benefit of operating loss carryforwards generated in 1993 and a $3.4 benefit for increasing net deferred income tax assets (liabilities) as of the date of enactment (August 10, 1993) of the Omnibus Budget Reconciliation Act of 1993, which retroactively increased the federal statutory income tax rate from 34% to 35% for periods beginning on or after January 1, 1993.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles is as follows:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                     1994     1993    1992
----------------------------------------------------------------------------------------------------------
S>
Amount of federal income tax based on the statutory rate                            $53.1    $73.1   $(9.7)
Percentage depletion                                                                  5.6      6.4     6.3
Increase in net deferred income tax assets due to tax rate change                     1.8      3.4
Revision of prior years' tax estimates and other changes in valuation allowances       .5      3.9     2.9
Foreign taxes, net of federal tax benefit                                            (5.3)    (2.6)    (.4)
Financial reporting/tax basis differences                                                             (4.2)
Other                                                                                (1.7)     2.7     (.2)
                                                                                    -----    -----   -----
Credit (provision) for income taxes                                                 $54.0    $86.9   $(5.3)
                                                                                    =====    =====   =====

As shown in the Statements of Consolidated Income (Loss) for the years ended December 31, 1994 and 1993, the Company reported extraordinary losses related to the early extinguishment of debt. The Company reported the 1994 extraordinary loss net of related deferred federal income taxes of $2.9 and reported the 1993 extraordinary loss net of related current federal income taxes of $11.2, which approximated the federal statutory rate in effect on the dates the transactions occurred.

The Company adopted SFAS 109 as of January 1, 1993, as discussed in
Note 1. The components of the Company's net deferred income tax assets are as follows:

                                                                  December 31,    December 31,
                                                                          1994            1993
----------------------------------------------------------------------------------------------
Deferred income tax assets:
  Postretirement benefits other than pensions                          $ 293.7         $ 285.4
  Loss and credit carryforwards                                          187.4           142.5
  Other liabilities                                                      109.6           104.8
  Pensions                                                                51.0            60.6
  Foreign and state deferred income tax liabilities                       28.1            33.0
  Property, plant, and equipment                                          23.1            23.1
  Other                                                                    3.5            10.5
  Valuation allowances                                                  (133.9)         (133.5)
                                                                       -------         -------
    Total deferred income tax assets - net                               562.5           526.4
                                                                       -------         -------
Deferred income tax liabilities:
  Property, plant, and equipment                                        (203.2)         (224.4)
  Investments in and advances to unconsolidated affiliates               (63.8)          (60.6)
  Inventories                                                             (8.3)          (14.8)
  Other                                                                   (6.4)          (20.3)
                                                                       -------         -------
    Total deferred income tax liabilities
                                                                        (281.7)         (320.1)
                                                                       -------         -------
Net deferred income tax assets                                         $ 280.8         $ 206.3
                                                                       =======         =======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In milliona of dollars, except share amounts)
--------------------------------------------------------------------

The valuation allowances listed above relate primarily to loss and credit carryforwards and postretirement benefits other than pensions. As of December 31, 1994, approximately $124.9 of the net deferred income tax assets listed above relate to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes, based on the cyclical nature of its business, its history of prior operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided. The remaining portion of the Company's net deferred income tax assets at December 31, 1994, is approximately $155.9. A principal component of this amount is the tax benefit associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30- to 40-year period. If such deductions create or increase a net operating loss in any one year, the Company has the ability to carry forward such loss for 15 taxable years. For these reasons, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized despite the operating losses incurred in recent years.

Certain of the deferred income tax assets and liabilities listed above are included on the Consolidated Balance Sheet in the captions entitled Receivables, Prepaid expenses and other current assets, Other accrued liabilities, and Long-term liabilities.

The Company and its subsidiaries (collectively, the "KACC Subgroup") were included in the consolidated federal income tax returns of MAXXAM for the period from October 28, 1988, through June 30, 1993. As a consequence of the issuance of the Depositary Shares on June 30, 1993, as discussed in Note 9, the KACC Subgroup is no longer included in the consolidated federal income tax returns of MAXXAM. The KACC Subgroup has become a member of a new consolidated return group of which Kaiser is the common parent corporation (the "New Kaiser Tax Group"). The New Kaiser Tax Group files consolidated federal income tax returns for taxable periods beginning on or after July 1, 1993.

The tax allocation agreement between the Company and MAXXAM (the "KACC Tax Allocation Agreement") terminated pursuant to its terms, effective for taxable periods beginning after June 30, 1993. Any unused federal income tax attribute carryforwards under the terms of the KACC Tax Allocation Agreement were eliminated and are not available to offset federal income tax liabilities for taxable periods beginning on or after July 1, 1993. Upon the filing of MAXXAM's 1993 consolidated federal income tax return, the tax attribute carryforwards of the MAXXAM consolidated return group as of December 31, 1993, were apportioned in part to Kaiser and the KACC Subgroup, based on the provisions of the relevant consolidated return regulations. The benefit of such tax attribute carryforwards apportioned to the KACC Subgroup approximated the benefit of tax attribute carryforwards eliminated under the KACC Tax Allocation Agreement. To the extent the KACC Subgroup generates unused tax losses or tax credits for periods beginning on or after July 1, 1993, such amounts will not be available to obtain refunds of amounts paid by the Company to MAXXAM for periods ending on or before June 30, 1993, pursuant to the KACC Tax Allocation Agreement.

The Company and MAXXAM entered into the KACC Tax Allocation Agreement, which became effective as of October 28, 1988. Under the terms of the KACC Tax Allocation Agreement, MAXXAM computed the federal income tax liability for the KACC Subgroup as if the KACC Subgroup were a separate affiliated group of corporations which was

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

never connected with MAXXAM. The provisions of the KACC Tax Allocation Agreement will continue to govern for periods ended prior to July 1, 1993. Therefore, payments or refunds may still be required by or payable to the Company under the terms of the KACC Tax Allocation Agreement for these periods due to the final resolution of audits, amended returns, and related matters. However, the 1994 Credit Agreement prohibits the payment by the Company to MAXXAM of any amounts due under the KACC Tax Allocation Agreement, except for certain payments that are required as a result of audits and only to the extent of any amounts paid after February 17, 1994, by MAXXAM to the Company under the KACC Tax Allocation Agreement.

On June 30, 1993, the Company and Kaiser entered into a tax allocation agreement (the "New KACC Tax Allocation Agreement"), effective for taxable periods beginning on or after July 1, 1993. The terms of the New KACC Tax Allocation Agreement are similar, in all material respects, to those of the KACC Tax Allocation Agreement except that the Company is liable to Kaiser.

The following table presents the Company's tax attributes for federal income tax purposes as of December 31, 1994 under the terms of the New KACC Tax Allocation Agreement. The utilization of certain of these tax attributes is subject to limitations:

                                                                     Expiring
                                                                      Through
-----------------------------------------------------------------------------
Regular tax attribute carryforwards:
  Current year net operating loss                         $ 83.5         2009
  Prior year net operating losses                          135.1         2008
  General business tax credits                              37.4         2006
  Foreign tax credits                                       42.2         1999
  Alternative minimum tax credits                           15.3  Indefinite

Alternative minimum tax attribute carryforwards:
  Current year net operating loss                         $ 64.1         2009
  Prior year net operating losses                           84.1         2008
  Foreign tax credits                                       33.8         1999

7.Employee Benefit and Incentive Plans
---------------------------------------

Retirement Plans
Retirement plans are non-contributory for salaried and hourly employees and generally provide for benefits based on a formula which considers length of service and earnings during years of service. The Company's funding policies meet or exceed all regulatory requirements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

The funded status of the employee pension benefit plans and the corresponding amounts that are included in the Company's Consolidated Balance Sheets are as follows:

                                                                            Plans with Accumulated
                                                                        Benefits Exceeding Assets<F1>
                                                                                 December 31,
                                                                        -----------------------------
                                                                                1994         1993
-----------------------------------------------------------------------------------------------------
Accumulated benefit obligation:
  Vested employees                                                           $(663.9)     $(705.0)
  Nonvested employees                                                          (41.1)       (40.1)
                                                                             -------      -------
  Accumulated benefit obligation                                              (705.0)      (745.1)
Additional amounts related to projected salary increases                       (30.0)       (45.5)
                                                                             -------      -------
Projected benefit obligation                                                  (735.0)      (790.6)
Plan assets (principally common stocks and fixed income
  obligations) at fair value                                                   524.6        569.8
                                                                             -------      -------
Plan assets less than projected benefit obligation                            (210.4)      (220.8)
Unrecognized net losses                                                         42.5         75.7
Unrecognized net obligations                                                      .8          1.6
Unrecognized prior-service cost                                                 30.9         16.9
Adjustment required to recognize minimum liability                             (42.9)       (47.7)
                                                                             -------      -------
Accrued pension obligation included in the
  Consolidated Balance Sheets (principally in long-term liabilities)         $(179.1)     $(174.3)
                                                                             =======      =======

<F1>
Includes plans with assets exceeding accumulated benefits by approximately $.3 and $.1 in 1994 and 1993, respectively.

As required by Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, the Company recorded an after-tax credit (charge) to equity of $12.5 and $(14.9) at December 31, 1994 and 1993, respectively, for the reduction (excess) of the minimum liability over the unrecognized net obligation and prior-service cost. These amounts were recorded net of the related income tax (provision) credit of $(7.3) and $8.7 as of December 31, 1994 and 1993, respectively, which approximated the federal and state statutory rates.

The components of net periodic pension cost are:

                                                       Year Ended December 31,
                                                      -------------------------
                                                        1994      1993     1992
-------------------------------------------------------------------------------
Service cost - benefits earned during the period      $ 11.2    $ 10.8   $ 11.0
Interest cost on projected benefit obligation           57.3      59.2     58.8
Return on assets:
  Actual gain                                            (.8)    (70.3)   (26.3)
  Deferred gain (loss)                                 (53.0)     15.9    (31.2)
Net amortization and deferral                            4.1       2.3      2.1
                                                      ------    ------   ------
Net periodic pension cost                             $ 18.8    $ 17.9   $ 14.4
                                                      ======    ======   ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Assumptions used to value obligations at year-end, and to determine the net periodic pension cost in the subsequent year are:

                                                   1994     1993      1992
--------------------------------------------------------------------------
Discount rate                                     8.50%    7.50%     8.25%
Expected long-term rate of return on assets       9.50%   10.00%    10.00%
Rate of increase in compensation levels           5.00%    5.00%     5.00%

Postretirement Benefits Other Than Pensions
The Company adopted SFAS 106 to account for postretirement benefits other than pensions effective January 1, 1993 (see Note 1). The Company and its subsidiaries provide postretirement health care and life insurance benefits to eligible retired employees and their dependents. Substantially all employees may become eligible for those benefits if they reach retirement age while still working for the Company or its subsidiaries. These benefits are provided through contracts with various insurance carriers. The Company has not funded the liability for these benefits.

The Company's accrued postretirement benefit obligation is composed of the following:

                                                            December 31,
                                                        ------------------
                                                            1994      1993
--------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                               $(566.2)  $(629.3)
  Active employees eligible for postretirement benefits    (30.2)    (35.1)
  Active employees not eligible for postretirement         (98.7)   (128.3)
                                                         -------   -------
  Accumulated postretirement benefit obligation           (695.1)   (792.7)
Unrecognized net (gains) losses                            (55.0)     67.0
Unrecognized prior-service costs                           (31.8)    (35.0)

                                                         -------   -------
Accrued postretirement benefit obligation                $(781.9)  $(760.7)
                                                         =======   =======


The components of net periodic postretirement benefit cost are:

                                                    Year Ended
                                                   December 31,
                                                  -------------
                                                   1994    1993
----------------------------------------------------------------
Service cost                                      $ 8.2   $ 7.1
Interest cost                                      56.9    58.5
Amortization of prior service cost                 (3.2)
                                                  -----   -----
Net periodic postretirement benefit cost          $61.9   $65.6
                                                  =====   =====

The 1995 annual assumed rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) are 9.5% and 8.0% for retirees under 65 and over 65, respectively, and are assumed to decrease gradually to 5.5% in 2007 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $79.8 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $9.5. The weighted average discount rate used to determine the accumulated postretirement benefit obligation at December 31, 1994 and 1993, was 8.5% and 7.5%, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Postemployment Benefits
The Company adopted the new accounting standard on postemployment benefits effective January 1, 1993 (see Note 1). The Company provides certain benefits to former or inactive employees after employment but before retirement.

Incentive Plans
Effective January 1, 1989, the Company and Kaiser adopted an unfunded Long-Term Incentive Plan (the "LTIP") for certain key employees of the Company, Kaiser, and their consolidated subsidiaries. All compensation vested as of December 31, 1992, under the LTIP, as amended in 1991 and 1992, has been paid to the participants in cash or common stock of the Company as of December 31, 1993. Under the LTIP, as amended, 764,092 restricted shares were distributed to six Company executives during 1993 for benefits generally earned but not vested as of December 31, 1992. These shares generally will vest at the rate of 25% per year. The Company will record the related expense of $6.5 over the four-year period ending December 31, 1996. In 1993, the Company adopted the Kaiser 1993 Omnibus Stock Incentive Plan. A total of 2,500,000 shares of Kaiser common stock were reserved for awards or for payment of rights granted under the Plan, of which 504,044 shares were available to be awarded at December 31, 1994. Under the Kaiser 1993 Omnibus Stock Incentive Plan, 102,564 restricted shares were distributed to two Company executives during 1994, which will vest at the rate of 25% per year. The Company will record the related expense of $1.0 over the four-year period ending December 31, 1998.

In 1993 and 1994, the Compensation Committee of the Board of Directors approved the award of "nonqualified stock options" to members of management other than those participating in the LTIP. These options to acquire Kaiser's common stock generally will vest at the rate of 20-25% per year. Information relating to nonqualified stock options is shown below:

                                                                                     1994      1993
---------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                  664,400
Granted                                                                           494,800   664,400
Exercised (at $7.25 per share)                                                     (6,920)
Expired or forfeited                                                              (29,900)
                                                                                ---------   -------
Outstanding at end of year (prices ranging from $7.25 to $12.75 per share)      1,122,380   664,400
                                                                                =========   =======
Exercisable at end of year                                                        119,980
                                                                                =========

Effective January 1, 1990, the Company adopted an unfunded Middle
Management Long-Term Incentive Plan. The Company also has a supplemental savings and retirement plan for salaried employees, under which the participants contribute a percentage of their base salaries.

The Company's expense for the above plans was $6.1, $5.3, and $6.6 for the years ended December 31, 1994, 1993, and 1992, respectively.

8.  Redeemable Preference Stock
-------------------------------

In March 1985, the Company entered into a three-year agreement with the United Steelworkers of America (USWA) whereby shares of a new series of "Cumulative (1985 Series A) Preference Stock" would be issued to an employee stock ownership plan in exchange for certain elements of wages and benefits. Concurrently, a similar plan was established for certain nonbargaining employees which provided for the issuance of "Cumulative (1985 Series B) Preference Stock."

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Series A Stock and Series B Stock ("Series A and B Stock") each have a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any.

For financial reporting purposes, Series A and B Stock were recorded at fair market value when issued, based on independent appraisals, with a corresponding charge to compensation cost. Carrying values have been increased each year to recognize accretion of redemption values and, in certain years, there have been other increases for reasons described below. Changes in Series A and B Stock are shown below.

                               1994         1993        1992
------------------------------------------------------------
Shares:
  Beginning of year       1,081,548    1,163,221   1,305,550
  Redeemed                 (169,381)     (81,673)   (142,329)
                          ---------    ---------   ---------
  End of year               912,167    1,081,548   1,163,221
                          =========    =========   =========

No additional Series A or B Stock will be issued based on compensation earned in 1992 or subsequent years. While held by the plan trustee, Series B Stock is entitled to cumulative annual dividends, when and as declared by the Board of Directors, payable in stock or in cash at the option of the Company on or after March 1, 1991, in respect to years commencing January 1, 1990, based on a formula tied to the Company's income before tax from aluminum operations. When distributed to plan participants (generally upon separation from the Company), the Series A and B Stocks are entitled to an annual cash dividend of $5 per share, payable quarterly, when and as declared by the Board of Directors.

Redemption fund agreements require the Company to make annual payments by March 31 each year based on a formula tied to consolidated net income until the redemption funds are sufficient to redeem all Series A and B Stock. On an annual basis, the minimum payment is $4.3 and the maximum payment is $7.3. In March 1993 and 1994, the Company contributed $4.3 for each of the years 1992 and 1993, and will contribute $4.3 in March 1995 for 1994.

Under the USWA labor contract effective November 1, 1990, the Company was obligated to offer to purchase up to 80 shares of Series A Stock from each active participant in 1991 at a price equal to its redemption value of $50 per share. The Company also agreed to offer to purchase up to an additional 40 shares from each participant in 1994. The employees could elect to receive their shares, accept cash, or place the proceeds into the Company's 401(k) savings plan. Under separate action, the Company also offered to purchase 80 shares of Series B Stock from active participants in 1991 and 40 shares in 1994. Under the provisions of these contracts, in February 1994, the Company purchased $4.6 and $.8 of the Series A and B Stock, respectively.

Under the USWA labor contract effective November 1, 1994, the Company is obligated to offer to purchase up to 40 shares of Series A Stock from each active participant in 1995 at a price equal to its redemption value of $50 per share. The Company also agreed to offer to purchase up to an additional 80 shares from each participant in 1998. In addition, if a profitability test is satisfied for either 1995 or 1996, the Company will offer to purchase from each active participant an additional 20 shares of such preference stock held in the stock ownership plan for the benefit of substantially the same employees in either 1996 or 1997. The employees could elect to receive their shares, accept cash, or place the proceeds into the Company's 401(k) savings plan. the Company will provide comparable purchases of Series B Stock from active participants.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

The Series A and B Stock is distributed in the event of death, retirement, or in other specified circumstances. The Company also may redeem such stock at $50 per share plus accrued dividends, if any. At the option of the plan participant, the trustee shall redeem stock distributed from the plans at redemption value to the extent funds are available in the redemption fund. Under the Tax Reform Act of 1986, at the option of the plan participant, the Company must purchase distributed shares earned after December 31, 1985, at redemption value on a five-year installment basis, with interest at market rates. The obligation of the Company to make such installment payments must be secured.

The Series A and B Stock is entitled to the same voting rights as the Company common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with other The Company preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Series A and B Stock restricts the ability of the Company to redeem or pay dividends on common stock if the Company is in default on any dividends payable on the Series A and B Stock.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

9.  Stockholders' Equity
------------------------

Changes in stockholders' equity were:

                                                                                      Retained   Additional        Note
                                                                                      Earnings      Minimum  Receivable
                                                    Preference  Common  Additional (Accumulated     Pension        From
                                                         Stock   Stock     Capital     Deficit)   Liability      Parent
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                                  $2.2   $15.4    $1,118.4      $ 476.2               $(1,049.3)
  Net income                                                                               29.6
  Interest on note receivable from parent                                    136.5                               (136.5)
  Contribution for LTIP shares                                                  .7
  Conversions (2,405 preference shares into cash)          (.2)
  Dividends:
    Preference stock                                                                       (1.4)
    Common stock                                                                          (11.4)
  Redeemable preference stock accretion                                                    (5.1)
  Additional minimum pension liability                                                               $ (6.7)
                                                          ----   -----    --------      -------      -----    --------
BALANCE, DECEMBER 31, 1992                                 2.0    15.4     1,255.6        487.9        (6.7)   (1,185.8)
  Net loss                                                                               (647.3)
  Interest on note receivable from parent                                    115.7                               (115.7)
  Contribution for LTIP shares                                                 3.4
  Conversions (1,967 preference shares into cash)          (.2)
  Capital contribution                                                        96.5
  Preference stock dividends                                                               (1.0)
  Redeemable preference stock accretion                                                    (4.8)
  Additional minimum pension liability                                                                (14.9)
                                                           1.8    15.4     1,471.2       (165.2)      (21.6)   (1,301.5)
BALANCE, DECEMBER 31, 1993                                ----   -----    --------      -------      -----    --------
  Net loss                                                                               (101.6)
  Interest on note receivable from parent                                     86.2                                (86.2)
  Contribution for LTIP shares                                                 2.0
  Capital contribution                                                        66.9
  Preference stock dividends                                                                (.7)
  Redeemable preference stock accretion                                                    (4.0)
  Reduction of minimum pension liability                                                              12.5
                                                          ----   -----    --------      -------      -----    --------
BALANCE, DECEMBER 31, 1994                                $1.8   $15.4    $1,626.3      $(271.5)     $ (9.1)  $(1,387.7)
                                                          ====   =====    ========      =======      ======   =========

Preference Stock
The Company's Cumulative Convertible Preference Stock, $100 par value ("$100 Preference Stock"), restricts acquisition of junior stock and payment of dividends. At December 31, 1994, such provisions were less restrictive as to the payment of cash dividends than the 1994 Credit Agreement provisions. The Company has the option to redeem the $100 Preference

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Stocks at par value plus accrued dividends. The Company does not intend to issue any additional shares of the $100 Preference Stocks.

The 4-1/8% and 4-3/4% (1957 Series, 1959 Series, and 1966 Series) $100
Preference Stock can be exchanged for per share cash amounts of $69.30, $77.84, $78.38, and $76.46, respectively. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation and the Company includes such amounts in minority interests. The outstanding shares of preference stock were:

                                                   December 31,
                                                  ---------------
                                                    1994     1993
-----------------------------------------------------------------
4-1/8%                                             3,657    3,921
4-3/4% (1957 Series)                               2,605    2,623
4-3/4% (1959 Series)                              13,534   13,605
4-3/4% (1966 Series)                               3,640    3,890

Additional Capital
Series A Convertible - On June 30, 1993, Kaiser issued 17,250,000 of its $.65 Depositary Shares (the "Depositary Shares"), each representing one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"). In connection with the issuance of the Depositary Shares, MAXXAM Group Inc. ("MGI"), a wholly owned subsidiary of MAXXAM, exchanged a $15.0 promissory note of the Company (the "MAXXAM Note") for an additional 2,132,950 Depositary Shares. On August 4, 1993, MGI transferred the 2,132,950 Depositary Shares to MAXXAM in exchange for satisfaction of a $15.0 promissory note evidencing a cash loan made to MGI by MAXXAM in January 1993. MAXXAM sold 1,239,400 of the Depositary Shares during 1994.

The net cash proceeds from the sale of Depositary Shares were approximately $119.3. Kaiser used $37.8 of such net proceeds to make a non-interest-bearing loan to the Company evidenced by an intercompany note, which matures on June 29, 1996, and is payable in quarterly installments. The intercompany note is designed to provide sufficient funds to Kaiser to enable it to make dividend payments on the Series A Shares until June 30, 1996, the date on which the outstanding Series A Shares are mandatorily converted into shares of Kaiser's common stock. Kaiser used $81.5 of such net proceeds and the MAXXAM Note to make a capital contribution to the Company. The Company used $13.7 of the funds it received from Kaiser to prepay the remaining balance of the term loan under the 1989 Credit Agreement and $105.6 of such funds to reduce outstanding borrowings under the revolving credit facility of the 1989 Credit Agreement.

PRIDES Convertible - In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of the PRIDES. The net proceeds from the sale of the shares of PRIDES were approximately $100.1. Kaiser used such net proceeds to make non-interest-bearing loans to the Company in the aggregate principal amount of $33.2 (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES will be mandatorily converted into shares of Kaiser's common stock), evidenced by intercompany notes, and used the balance of such net proceeds to make capital contributions to the Company in the aggregate amount of $66.9.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Note Receivable from Parent
The Note Receivable from Parent bears interest at a fixed rate of 6-5/8% per annum. No interest or principal payments are due until December 21, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule. Accrued interest is accounted for as additional contributed capital.

Dividends on Common Stock
The Company paid cash dividends on common stock of $2.9 in each quarter of 1992. As required under the 1989 Credit Agreement, on December 15, 1992, the Company issued a Pay-in-Kind Note (the "PIK
Note") to a subsidiar of MAXXAM in the principal amount of $2.5, representing the entire amount of the dividend received by such subsidiary in respect of the shares of Kaiser's common stock which it owned.
The PIK Note bears interest, compounded semiannually, at a rate equal to 12% per annum, and is due and payable, together with accrued interest thereon, on June 30, 1995.

The indentures governing the Senior Notes, the 12-3/4% Notes, and the 1994 Credit Agreement restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Under the most restrictive of these covenants, the Company is not currently permitted to pay dividends on its common stock.

10.  Commitments and Contingencies
----------------------------------

Commitments
The Company has financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 11), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The aggregate minimum amount of required future principal payments at December 31, 1994, is $78.7, due in 1997. The Company's share of payments, including operating costs and certain other expenses under the agreement, was $85.6, $86.7, and $99.2 for the years ended December 31, 1994, 1993, and 1992, respectively. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 1994, are as follows: years ending December 31, 1995 - $22.1; 1996 - $21.5; 1997 - $21.0; 1998 - $24.1; 1999 - $30.4; thereafter - $213.9.
The future minimum rentals receivable under noncancelable subleases was $73.2 at December 31, 1994.

Rental expenses were $26.8, $29.0, and $26.2 for the years ended
December 31, 1994, 1993, and 1992, respectively.

Environmental Contingencies
The Company is subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 1994, 1993, and 1992:

                                            1994     1993    1992
------------------------------------------------------------------
Balance at beginning of period             $40.9    $46.4   $51.5
Additional amounts                           2.8      1.7     4.5
Less expenditures                           (3.6)    (7.2)   (9.6)
                                           -----    -----   -----
Balance at end of period                   $40.1    $40.9   $46.4
                                           =====    =====   =====

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $11.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $20.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

Asbestos Contingencies
The Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At December 31, 1994, the number of such lawsuits pending was approximately 25,200 with approximately 14,300 received and 12,500 settled or dismissed in 1994.

Based on prior experience, the Company estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $14.0 for the years 1995 through 1999, and an aggregate of approximately $95.0 thereafter through 2007. Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate (8% at December 31, 1994). Accordingly, an asbestos-related cost accrual of

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

$102.0 is included primarily in Long-term liabilities at December 31, 1994. The aggregate amount of the undiscounted liability at December 31, 1994 is $158.1, before considerations for insurance recoveries.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $86.4, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1994.

While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and the insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or results of operations.

Other Contingencies
The Company is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

11.  Derivative Financial Instruments and Related Hedging Programs
------------------------------------------------------------------

The Company enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina, primary aluminum, and fabricated aluminum products prices, and the cost of purchased commodities.

The Company has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose it to certain exchange rate risks. In order to mitigate its exposure, the Company periodically enters into forward foreign exchange and currency option contracts in Australian dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At December 31, 1994, the Company had net forward foreign exchange contracts totaling approximately $74.4 for the purchase of
102.0 Australian dollars through December 31, 1996.

To mitigate its exposure to declines in the market prices of alumina, primary aluminum, and fabricated aluminum products, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

sale of options for primary aluminum. Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i) varying quantities of the Company's anticipated production are sold forward at fixed prices; (ii) call options are purchased to allow the Company to participate in certain higher market prices, should they materialize, for a portion of the Company's primary aluminum and alumina sold forward; (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its primary aluminum and alumina; and (iv) put options are purchased to establish minimum prices the Company will receive for a portion of its primary aluminum and alumina. In this regard, in respect of its 1995 anticipated production, as of December 31, 1994, the Company had sold forward 170,950 metric tons of primary aluminum at fixed prices, purchased call options in respect of 69,000 metric tons of primary aluminum, purchased put options to establish a minimum price for 193,500 metric tons of primary aluminum, and entered into option contracts that established a price range for 90,000 metric tons of primary aluminum. The Company will not receive the benefit of market price increases to the extent (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or
(iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

In addition, the Company enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, the Company may enter into forward and option contracts. In this regard, at December 31, 1994, the Company had purchased 4,500 metric tons of primary aluminum under forward purchase contracts at fixed prices that expire at various times through June 1995.

The Company has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTUs per day) of a plant's natural gas supply through March 1995.

At December 31, 1994, the net unrealized gain on the Company's position in forward foreign exchange was $3.5 and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $80.4, based on a price of $1,955 per metric ton of aluminum and $1.59 per million BTUs of natural gas.

The Company has established margin accounts with its counterparties related to aluminum forward sales and option contracts. The Company is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts. At December 31, 1994, the Company had $50.5 on deposit with various counterparties in respect of such unrealized losses. This amount is recorded in Prepaid expenses and other current assets.

The Company is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but the Company does not anticipate non-performance by any of these counterparties, given their credit worthiness. When appropriate, the Company arranges master netting agreements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

12.  Segment and Geographical Area Information
----------------------------------------------

Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The aggregate foreign currency gain included in determining net income was $.8, $4.9, and $12.0 for the years ended December 31, 1994, 1993, and 1992, respectively.

Sales of more than 10% of total revenue to a single customer were $58.2, $40.7, and $135.3 of bauxite and alumina and $147.7, $145.7, and $144.9 of aluminum processing for the years ended December 31, 1994, 1993, and 1992.

Export sales were less than 10% of total revenue during the years ended December 31, 1994, 1993, and 1992, respectively.

Geographical area information relative to operations is summarized as follows:


                                      Year Ended                                       Other
                                    December 31,         Domestic  Caribbean   Africa Foreign  Eliminations      Total
-----------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers         1994         $1,263.2     $169.9   $180.0  $168.4                 $1,781.5
                                            1993          1,177.8      155.4    207.5   178.4                  1,719.1
                                            1992          1,285.0      170.1    263.5   190.5                  1,909.1

Sales and transfers among                   1994                      $ 98.7           $139.4       $(238.1)
  geographic areas                          1993                        88.2             79.6        (167.8)
                                            1992                        90.1             86.5        (176.6)

Equity in income (losses) of                1994         $     .2                      $ (2.1)                $   (1.9)
  unconsolidated affiliates                 1993                                         (3.3)                    (3.3)
                                            1992                                         (1.9)                    (1.9)

Operating income (loss)                     1994         $ (128.5)    $  9.9   $ 18.3  $ 44.4                 $  (55.9)
                                            1993           (145.6)     (11.8)    21.9    12.4                   (123.1)
                                            1992            (36.6)      26.5     65.4    34.9                     90.2

Investment in and advances to               1994         $    1.2     $ 28.8           $139.7                 $  169.7
  unconsolidated affiliates                 1993              1.0       30.5            151.7                    183.2

Identifiable assets                         1994         $1,929.3     $364.8   $200.0  $199.5                 $2,693.6
                                            1993          1,758.3      360.4    223.0   186.5                  2,528.2

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Financial information by industry segment at December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992, is as follows:

                                    Year Ended     Bauxite &    Aluminum
                                  December 31,       Alumina   Processing Corporate      Total
----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers       1994        $432.5    $1,349.0              $1,781.5
                                          1993         423.4     1,295.7               1,719.1
                                          1992         466.5     1,442.6               1,909.1

Intersegment sales                        1994        $146.8                          $  146.8
                                          1993         129.4                             129.4
                                          1992         179.9                             179.9

Equity in earnings (losses) of            1994        $ (4.7)   $    2.6     $   .2   $   (1.9)
  unconsolidated affiliates               1993          (2.5)        (.8)                 (3.3)
                                          1992           1.8        (3.7)                 (1.9)

Operating income (loss)                   1994        $ 19.8    $   (8.4)    $(67.3)  $  (55.9)
                                          1993          (4.5)      (46.3)     (72.3)    (123.1)
                                          1992          62.6       104.9      (77.3)      90.2

Effect of changes in accounting
  principles on operating income (loss)
    SFAS 106                              1993        $ (2.0)   $  (16.1)    $ (1.1)  $  (19.2)
    SFAS 109                              1993          (7.7)       (7.8)        .3      (15.2)

Depreciation                              1994        $ 33.5    $   59.1     $  2.8   $   95.4
                                          1993          35.3        59.9        1.9       97.1
                                          1992          29.8        49.0        1.5       80.3

Capital expenditures                      1994        $ 28.9    $   39.9     $  1.2   $   70.0
                                          1993          35.3        31.2        1.2       67.7
                                          1992          50.8        39.4       24.2      114.4

Investment in and advances to             1994        $136.6    $   31.9     $  1.2   $  169.7
  unconsolidated affiliates               1993         151.5        30.7        1.0      183.2

Identifiable assets                       1994        $749.6    $1,242.3     $701.7   $2,693.6
                                          1993         734.0     1,214.9      579.3    2,528.2

13.  Subsidiary Guarantors
---------------------------

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance
Corporation ("KFC"), Kaiser Jamaica Corporation ("KJC"), and Alpart Jamaica Inc. ("AJI") (collectively referred to as the "Subsidiary
Guarantors") are domestic wholly owned (directly or indirectly) subsidiaries of the Company that have provided subordinated guarantees of the Senior Notes and the 12-3/4% Notes (see Note 5).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

KAAC, KJC, and AJI are wholly owned subsidiaries, which serve as holding companies for the Company's investments in QAL and Alpart. KFC is a wholly owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries. Summary of combined financial information for the Subsidiary Guarantors as of December 31, 1994 and 1993, is as follows:

Summary of Combined Financial Position


                                                                   December 31,
                                                               --------------------
                                                                   1994        1993
-----------------------------------------------------------------------------------
Assets
Current assets                                                 $   84.2    $   73.8
Due from the Company                                              683.4       665.1
Investments in and advances to unconsolidated affiliates          107.8       121.0
Property, plant, and equipment - net                              258.0       256.5
Other assets                                                       28.0        27.4
                                                               --------    --------
  Total                                                        $1,161.4    $1,143.8
                                                               ========    ========
Liabilities and Stockholders' Equity
Current liabilities                                            $  163.2    $  141.7
Due to the Company                                                281.8       267.2
Other long-term liabilities                                        49.6        54.2
Long-term debt - net of current maturity                           72.5        82.7
Minority interest                                                  70.1        56.6
Stockholders' equity                                              524.2       541.4
                                                               --------    --------
  Total                                                        $1,161.4    $1,143.8
                                                               ========    ========

Summary of Combined Operations

                                                                Year Ended December 31,
                                                               ------------------------
                                                                 1994     1993     1992
---------------------------------------------------------------------------------------
Net sales                                                      $354.7   $326.3   $316.0
Costs and expenses                                              321.4    348.0    303.0
                                                               ------   ------   ------
Operating income (loss)                                          33.3    (21.7)    13.0
Other income (expense):
  Interest and other income (expense)                           (28.0)    26.0     24.5
  Interest expense                                              (22.3)   (20.4)   (24.1)
                                                               ------   ------   ------
Income (loss) before income taxes, minority interests, and
 cumulative effect of change in accounting principle            (17.0)   (16.1)    13.4
Credit (provision) for income taxes                              (6.9)     3.8     (2.3)
Minority interest                                                 6.7      7.6      6.7
                                                               ------   ------   ------
Income (loss) before cumulative effect of change in
  accounting principle                                          (17.2)    (4.7)    17.8
Cumulative effect of change in accounting principle                      (11.3)
                                                               ------   ------   ------
Net income (loss)                                              $(17.2)  $(16.0)  $ 17.8
                                                               ======   ======   ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------

Notes to Summary of Combined Financial Information for the Subsidiary
Guarantors

Income Taxes - The Subsidiary Guarantors were included in the consolidated federal income tax returns of MAXXAM through June 30, 1993. Effective July 1, 1993, the Subsidiary Guarantors became members of the consolidated federal income tax return group of which Kaiser is the common parent corporation. The taxable income (loss) of the Subsidiary Guarantors for periods beginning on or after July 1, 1993, is included in the consolidated federal income tax returns of Kaiser. The credit (provision) for income taxes is computed as if each Subsidiary Guarantor filed returns on a separate company basis.

Effective January 1, 1993, the Subsidiary Guarantors adopted SFAS 109, which required the restatement of certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988. The cumulative effect of the change in accounting principle, as of January 1, 1993, reduced the Subsidiary Guarantors' results of operations by $11.3. Included in Other assets and Other long-term liabilities at December 31, 1994, are $25.0 and $49.6 of deferred income tax assets and liabilities, respectively.

Receivables and Payables - At December 31, 1994, receivables from and payables to the Company include $663.8 and $272.9 of interest bearing loans, respectively. The similar amounts at December 31, 1993 were $635.8 and $237.3.

Inventory Valuation - Inventories are stated at first-in, first-out
(FIFO) cost, not in excess of market.

Investments - At December 31, 1993, KAAC held a 28.3% interest in QAL. This investment is accounted for by the equity method. The equity in QAL's loss before income taxes of $4.7 and $2.5 in 1994 and 1993, respectively, is included in the Company's cost of products sold.

Capital Contribution - In 1993, the Company converted $200.0 and $25.0 of its receivables from KJC and AJI, respectively, into capital contributions to these companies. These amounts are included in Stockholders' equity as of December 31, 1993.

Foreign Currency - The functional currency of the Subsidiary
Guarantors is the United States dollar, and accordingly, translation gains (losses) included in net income (loss) were $(42.4), $5.6, and $27.3 for the years ended December 31, 1994, 1993, and 1992, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                      ------------------------------------------------
(In millions of dollars)                                                  1994      1993      1992      1991      1990
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $   12.0  $   14.2  $   18.5  $   15.5  $   23.8
  Receivables                                                            200.5     236.0     271.1     219.0     227.5
  Inventories                                                            468.0     426.9     439.9     498.6     523.9
  Prepaid expenses and other current assets                              158.0      60.7      37.0      84.0      48.7
                                                                      --------  --------  --------  --------  --------
    Total current assets                                                 838.5     737.8     766.5     817.1     823.9

Investments in and advances to unconsolidated affiliates                 169.7     183.2     150.1     161.9     184.5
Property, plant, and equipment - net                                   1,133.2   1,163.7   1,066.8   1,014.5     970.3
Deferred income taxes                                                    271.0     210.3
Other assets                                                             281.2     233.2     190.4     145.2     148.3
                                                                      --------  --------  --------  --------  --------
    Total                                                             $2,693.6  $2,528.2  $2,173.8  $2,138.7  $2,127.0
                                                                      ========  ========  ========  ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accruals                                       $  434.1  $  339.6  $  351.3  $  461.3  $  428.3
  Accrued postretirement benefit obligation - current portion             47.0      47.6
  Payable to affiliates                                                   85.2      62.4      78.5      87.1      82.2
  Long-term debt - current portion                                        11.5       8.7      25.9      26.3      32.5
  Notes payable to parent - current portion                               21.2      12.6
                                                                      --------  --------  --------  --------  --------
    Total current liabilities                                            599.0     470.9     455.7     574.7     543.0

Long-term liabilities                                                    495.5     501.7     281.7     212.9     314.6
Accrued postretirement benefit obligation                                734.9     713.1
Long-term debt                                                           751.1     720.2     765.1     681.5     631.5
Notes payable to parent                                                   23.5      18.9
Minority interests                                                        85.4      69.7      70.1      71.9      73.0
Redeemable preferred stock                                                29.0      33.6      32.8      34.8      47.8
Stockholders' equity (deficit):
  Preference stock                                                         1.8       1.8       2.0       2.2       2.4
  Common stock                                                            15.4      15.4      15.4      15.4      15.0
  Additional capital                                                   1,626.3   1,471.2   1,255.6   1,118.4     975.2
  Retained earnings (accumulated deficit)                               (271.5)   (165.2)    487.9     476.2     453.5
  Additional minimum pension liability                                    (9.1)    (21.6)     (6.7)
  Less:  Note receivable from parent                                  (1,387.7) (1,301.5) (1,185.8) (1,049.3)   (929.0)
                                                                      --------  --------  --------  --------  --------
    Total stockholders' equity (deficit)                                 (24.8)       .1     568.4     562.9     517.1
                                                                      --------  --------  --------  --------  --------
    Total                                                             $2,693.6  $2,528.2  $2,173.8  $2,138.7  $2,127.0
                                                                      ========  ========  ========  ========  ========


KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)


                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
(In millions of dollars)                                             1994      1993      1992      1991      1990
-----------------------------------------------------------------------------------------------------------------
Net sales                                                        $1,781.5  $1,719.1  $1,909.1  $2,000.8  $2,095.0
                                                                 --------  --------  --------  --------  --------
Costs and expenses:
  Cost of products sold                                           1,625.5   1,587.7   1,619.3   1,594.2   1,525.2
  Depreciation                                                       95.4      97.1      80.3      73.2      70.5
  Selling, administrative, research and development,
    and general                                                     116.5     121.6     119.3     117.6     122.9
  Restructuring of operations                                                  35.8
                                                                 --------  --------  --------  --------  --------
    Total costs and expenses                                      1,837.4   1,842.2   1,818.9   1,785.0   1,718.6
                                                                 --------  --------  --------  --------  --------

Operating income (loss)                                             (55.9)   (123.1)     90.2     215.8     376.4

Other income (expense):
  Interest and other income - net                                    (7.3)     (1.5)     16.9      16.4      11.0
  Interest expense                                                  (88.6)    (84.2)    (78.7)    (82.7)    (96.6)
                                                                 --------  --------  --------  --------  --------
Income (loss) before income taxes, minority interests,
  extraordinary loss, and cumulative effect of changes in
  accounting principles                                            (151.8)   (208.8)     28.4     149.5     290.8

Credit (provision) for income taxes                                  54.0      86.9      (5.3)    (32.4)    (75.6)

Minority interests                                                    1.6       4.3       6.5       7.6       5.5
                                                                 --------  --------  --------  --------  --------
Income (loss) before extraordinary loss and cumulative
  effect of changes in accounting principles                        (96.2)   (117.6)     29.6     124.7     220.7

Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $2.9 and $11.2 for 1994 and 1993, respectively      (5.4)    (21.8)

Cumulative effect of changes in accounting principles,
  net of tax benefit of $237.7                                               (507.9)
                                                                 --------  --------  --------  --------  --------
Net income (loss)                                                $ (101.6) $ (647.3) $   29.6  $  124.7    $220.7
                                                                 ========  ========  ========  ========  ========


KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           Quarter Ended
                                      ------------------------------------------------
(In millions of dollars)               March 31    June 30  September 30   December 31
--------------------------------------------------------------------------------------
1994
  Net sales                              $415.1     $459.5        $461.1        $445.8
  Operating loss                           25.6       14.1           6.8           9.4
  Net loss                                 33.5       22.1          19.5          26.5<F1>


1993
  Net sales                              $442.6     $432.2        $428.4        $415.9
  Operating loss                            9.6       14.1          17.5          81.9<F2>
  Net loss                                545.3       18.0          19.5          64.5<F1>

<F1>
Includes a pre-tax charge of approximately $10.3 and $10.8 principally related to establishing additional litigation and environmental reserves in the fourth quarter of 1994 and 1993, respectively.
<F2>
Includes pre-tax charges of approximately $35.8 related to the restructuring of operations and $19.4 because of a reduction in the carrying value of inventories.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
--------

Information required under PART III (Items 10, 11, 12, and 13) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.


PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)       Index to Financial Statements and Schedules

          1.  Financial Statements                                Page
              --------------------                                ----

              Report of Independent Public Accountants . . . . .    25

              Consolidated Balance Sheets. . . . . . . . . . . .    26

              Statements of Consolidated Income. . . . . . . . .    27

              Statements of Consolidated Cash Flows . . . . . . .   28

              Notes to Consolidated Financial Statements. . . . .   29

              Five-Year Financial Data. . . . . . . . . . . . . .   54

              Quarterly Financial Data. . . . . . . . . . . . . .   56

          2.  Financial Statement Schedules
              -----------------------------

          Financial statement schedules are inapplicable or the required information is included in the Consolidated
          Financial Statements or the Notes thereto.

          3.  Exhibits

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 59), which index is incorporated herein by reference.


(b)       Reports on Form 8-K

          No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

(c)       Exhibits
          --------
          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 59), which index is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAISER ALUMINUM & CHEMICAL CORPORATION


Date:  March 24, 1995      By        George T. Haymaker, Jr.
                           --------------------------------------
                                     George T. Haymaker, Jr.
                                    Chairman of the Board and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 24, 1995                George T. Haymaker, Jr.
                           --------------------------------------
                                     George T. Haymaker, Jr.
                                    Chairman of The Board and
                                     Chief Executive Officer
                                   (Principal Executive Officer)

Date:  March 24, 1995                     John T. La Duc
                           --------------------------------------
                                          John T. La Duc
                           Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

Date:  March 24, 1995                      Charlie Alongi
                           --------------------------------------
                                           Charlie Alongi
                                            Controller
                                   (Principal Accounting Officer)

Date:  March 24, 1995                  Robert J. Cruikshank
                           --------------------------------------
                                       Robert J. Cruikshank
                                           Director

Date:  March 24, 1995                   Charles E. Hurwitz
                           --------------------------------------
                                        Charles E. Hurwitz
                                           Director

Date:  March 24, 1995                   Ezra G. Levin
                           --------------------------------------
                                        Ezra G. Levin
                                           Director

Date:  March 24, 1995                   Robert Marcus
                           --------------------------------------
                                        Robert Marcus
                                           Director

Date:  March 24, 1995                    Paul D. Rusen
                           --------------------------------------
                                         Paul D. Rusen
                                           Director

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         INDEX OF EXHIBITS

Exhibit
Number                      Description
-------                     -----------

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

  *3.3  By-laws of KACC, amended and restated as of December 15, 1994.

  4.1 Indenture, dated as of February 1, 1993, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC's 12-3/4%% Senior Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 to Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-
        3605).

  4.2   First Supplemental Indenture, dated as of May 1, 1993
        (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  4.3 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association as Trustee, regarding KACC's 9-7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit
         4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.4 Credit Agreement, dated as of February 17, 1994, among KACC, Kaiser Aluminum Corporation ("KAC"), the financial institutions a party thereto, BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.4 to Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.5 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 17, 1994, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

  *4.6 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 17,] 1994, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

  4.7 Certificate of Designations of Series A Mandatory Conversion Premium Dividend Preferred Stock of KAC, dated June 28, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

  4.8 Deposit Agreement between KAC and The First National Bank of Boston, dated as of June 30, 1993 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Exhibit
Number                       Description
-------                      -----------

  4.9 Intercompany Note between KAC and KACC (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

  *4.10 Pay-in-kind Note between KACC and MAXXAM Group Inc., dated
        December 15, 1992.

  4.11 Certificate of Designations of 8.255% PRIDES, Convertible Preferred Stock of KAC dated February 17, 1994 (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).


  4.12 Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit
        4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  4.13 Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to Exhibit
        4.23 to the Report on Form 10-K for the  period ended
        December 31, 1993, filed by KAC, File No. 1-9447).

  4.14 Senior Subordinated Intercompany Note between KAC and KACC dated June 30, 1993 (incorporated by reference to Exhibit
        4.24 to the Report on Form 10-K for the  period ended
        December 31, 1993, filed by KAC, File No. 1-9447).

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

  10.4 Tax Allocation Agreement, dated as of June 30, 1993, between KACC and KAC (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  10.5  Assumption Agreement, dated as of October 28, 1988
        (incorporated by reference to Exhibit HHH to the Final
        Amendment to the Schedule 13D of MAXXAM Group Inc. and others in respect of the Common Stock of KAC, par value $.33-1/3 per share).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Exhibit
Number                      Description
-------                     -----------

  10.6 Agreement, dated as of June 30, 1993, between KAC and MAXXAM (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

              Executive Compensation Plans and Arrangements
              ---------------------------------------------

  10.7 KACC's Bonus Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration No.
        33-30645).

  10.8 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No.
         1-3605).

  10.9 Employment Agreement, dated April 1, 1993, among KAC, KACC, and George T. Haymaker, Jr. (incorporated by reference to
        Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

  10.10 Promissory Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC (incorporated by reference to Exhibit 10.54 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.11 Promissory Note, dated February 1, 1989, by Anthony R. Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit 10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

  10.12 Promissory Note, dated July 19, 1990, by Anthony R. Pierno to MAXXAM (incorporated by reference to Exhibit 10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.13 Promissory Note, dated July 20, 1993, between MAXXAM and Byron
        L. Wade (incorporated by reference to Exhibit 10.59 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

  10.14 Employment Agreement, dated August 20, 1993, between KACC and Robert E. Cole (incorporated by reference to Exhibit 10.63 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

  10.15 Compensation Agreement, dated July 18, 1994, between KACC and Larry L. Watts (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

  10.16 Compensation Agreement, dated July 18, 1994, between KACC and Geoff S. Smith (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

 *10.17 Letter Agreement, dated January 1995, between KAC and Charles
        E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Exhibit
Number                        Description
-------                       -----------

 *10.18 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC common stock.

  *21   Significant Subsidiaries of KAC.

  *27   Financial Data Schedule.



__________

*    Filed herewith

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                                                         Exhibit 21

                               SUBSIDIARIES


Listed below are the principal subsidiaries of Kaiser Aluminum & Chemical Corporation, the jurisdiction of their incorporation or organization and the names under which such subsidiaries do business. Certain subsidiaries are omitted which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                                            Place of
                                                       Incorporation
     Name                                            or Organization
     --------------------                            ---------------

     Alpart Jamaica Inc. . . . . . . . . . . . . . .   Delaware
     Alumina Partners of Jamaica (partnership) . . .   Delaware
     Anglesey Aluminium Limited. . . . . . . . . . .   United Kingdom
     Kaiser Alumina Australia Corporation. . . . . .   Delaware
     Kaiser Aluminium International, Inc.  . . . . .   Delaware
     Kaiser Aluminum & Chemical of Canada Limited. .   Ontario
     Kaiser Bauxite Company. . . . . . . . . . . . .   Nevada
     Kaiser Finance Corporation. . . . . . . . . . .   Delaware
     Kaiser Jamaica Bauxite Company (partnership). .   Jamaica
     Kaiser Jamaica Corporation. . . . . . . . . . .   Delaware
     Queensland Alumina Limited. . . . . . . . . . .   Queensland
     Volta Aluminium Company Limited . . . . . . . .   Ghana

Domestic         California                                       Pennsylvania
Operations       Los Angeles (City of Commerce)                   Erie
(Partial List)     Extruded Products                                Forgings Plant and Offices
                 Los Angeles (Santa Fe Springs)                   South Carolina
                   Extruded Products Fabricating                  Greenwood
                 Oxnard                                             Forgings
                   Forgings                                       Greenwood
                 Pleasanton                                         Machine Shop
                   R&D at the Center for Technology               Tennessee
                   Administrative Offices                         Jackson
                 Florida                                            Extruded Products
                 Mulberry                                         Texas
                   Sodium Silicofluoride,                         Dallas
                     Potassium Silicofluoride                       Extruded products Offices
                 Louisiana                                        Houston
                 Baton Rouge                                        Kaiser Aluminum Corporation Headquarters
                   Alumina, Kaiser Alumina Technical Services,    Sherman
                   International Business Development, and          Extruded Products
                   Environmental Offices                          Washington
                 Gramercy                                         Mead
                   Alumina                                          Primary Aluminum
                 Michigan                                           Division Technology Center
                 Detroit (Southfield                              Richland
                   Automotive Product Development and Sales         Extruded Products
                 Ohio                                             Tacoma
                 Canton                                             Primary Aluminium
                   Castings                                       Trentwood
                 Newark                                             Flat-Rolled Products Plant and Offices
                   Extruded Products
                 Oklahoma
                 Tulsa
                   Aluminum and Magnesium Extruded
                     Products, anodes
------------------------------------------------------------------------------------------------------------------
Worldwide        Australia                                        Japan
Operations       Queensland Alumina Limited (28.3% owned)         Furukawa Kaiser Forged products Company
(Partial List)     Alumina                                          (47.5%)
                 Canada                                           Sales Office
                 Kaiser Aluminum & Chemical of Canada Limited     The Netherlands
                   (100%)                                         Kaiser Aluminum Mill Products Inc. (100%)
                   Extruded products                              Sales Office
                 Ghana                                            Russia
                 Volta Aluminium Company Limited (90%)            Kaiser Aluminium Russia, Inc. (100%)
                 Jamaica                                          International Business Development
                 Alumina Partners of Jamaica (65%)                Wales, United Kingdom
                   Bauxite, Alumina                               Anglesey Aluminium Limited (49%)
                 Kaiser Jamaica Bauxite Company (49%)               Primary Aluminum
                   Bauxite

                                   64

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------------------

Directors                                  Executive Offices
---------                                  -----------------

Charles E. Hurwitz                         6177 Sunol Boulevard
George T. Haymaker, Jr.                    Pleasanton, CA  94566-7769
Robert J. Cruikshank                       510/462-1122
Ezra G. Levin
Robert Marcus
Paul D. Rusen                              Auditors
                                           --------

Corporate officers and Business            Arthur Andersen LLP
-------------------------------            Spear Street Tower
  Unit Managers                            One Market Plaza
  --------------                           San Francisco, CA 94015-1019

George T. Haymaker, Jr.
  Chairman of the Board and
  Chief Executive Officer

Charles E. Hurwitz
  Vice Chairman

Charlie Alongi
  Controller

Joseph A. Bonn
  Vice President, Planning and Administration

Robert E. Cole
  Vice President, Government Affairs

John E. Daniel
  Vice President, Primary Aluminum

Richard B. Evans
  Vice President, Flat-Rolled Products

Robert W. Irelan
  Vice President, Public Relations

John T. La Duc
  Vice President and Chief Financial Officer

Alan G. Longmuir
  Vice President, Research & Development

Raymond J. Milchovich
  Vice President, Flat-Rolled Products

James T. Owen
  Vice President, Extruded Products

Joseph Peganoff
  Vice President, Forgings

Anthony R. Pierno
  Vice President and General Counsel

Geoffrey W. Smith
  Vice President, Alumina

Kris S. Vasan
  Treasurer

Byron L. Wade
  Vice President, Secretary, and Deputy
  General Counsel

Lawrence L. Watts
  Vice President, International Business Development