Form 10-Q
period 1995-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1995-05-15
CIK 54291

======================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

                     Commission file number 1-3605



                KAISER ALUMINUM & CHEMICAL CORPORATION
        (Exact name of registrant as specified in its charter)


          Delaware                       94-0928288
  (State of incorporation)  (I.R.S. Employer Identification No.)


           6177 Sunol Boulevard, Pleasanton, CA   94566-7769
         (Address of principal executive offices) (Zip Code)


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

     At April 30, 1995, the registrant had 46,171,365 shares of common stock outstanding.



======================================================================

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                      CONSOLIDATED BALANCE SHEETS
                       (In millions of dollars)

                                                                              March 31,       December 31,
                                                                                   1995               1994
                                                                            ------------------------------
                                                                            (Unaudited)
                                   Assets
Current assets:
  Cash and cash equivalents                                                    $    7.3           $   12.0
  Receivables                                                                     267.9              200.5
  Inventories                                                                     503.1              468.0
  Prepaid expenses and other current assets                                       105.0              158.0
                                                                               ---------------------------
   Total current assets                                                           883.3              838.5

Investments in and advances to unconsolidated affiliates                          168.6              169.7
Property, plant, and equipment - net                                            1,123.0            1,133.2
Deferred income taxes                                                             279.8              271.0
Other assets                                                                      319.2              281.2
                                                                               ---------------------------

   Total                                                                       $2,773.9           $2,693.6
                                                                               ===========================

                     Liabilities & Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $  145.1           $  152.1
  Accrued interest                                                                 13.8               32.6
  Accrued salaries, wages, and related expenses                                    71.3               77.7
  Accrued postretirement medical benefit obligation - current portion              47.0               47.0
  Other accrued liabilities                                                       156.4              171.7
  Payable to affiliates                                                            87.1               85.2
  Long-term debt - current portion                                                 12.2               11.5
  Notes payable to parent - current portion                                        21.2               21.2
                                                                               ---------------------------
   Total current liabilities                                                      554.1              599.0

Long-term liabilities                                                             539.5              495.5
Accrued postretirement medical benefit obligation                                 738.1              734.9
Long-term debt                                                                    824.3              751.1
Notes payable to parent                                                            18.2               23.5
Minority interests                                                                 88.3               85.4
Redeemable preference stock                                                        32.3               29.0
Stockholders' deficit:
  Preferred stock                                                                   1.7                1.8
  Common stock                                                                     15.4               15.4
  Additional capital                                                            1,649.4            1,626.3
  Accumulated deficit                                                            (267.9)            (271.5)
  Additional minimum pension liability                                             (9.1)              (9.1)
  Less: Note receivable from parent                                            (1,410.4)          (1,387.7)
                                                                               ---------------------------
   Total stockholders' deficit                                                    (20.9)             (24.8)
                                                                               ---------------------------
   Total                                                                       $2,773.9           $2,693.6
                                                                               ===========================


  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                              (Unaudited)
                       (In millions of dollars)

                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                   -------------------
                                                                                     1995          1994
                                                                                   --------------------
Net sales                                                                          $513.0        $415.1
                                                                                   --------------------
Costs and expenses:
  Cost of products sold                                                             426.7         387.8
  Depreciation                                                                       23.7          24.9
  Selling, administrative, research and development, and general                     29.9          28.0
                                                                                   --------------------
   Total costs and expenses                                                         480.3         440.7
                                                                                   --------------------

Operating income (loss)                                                              32.7         (25.6)

Other income (expense):
  Interest and other income (expense) - net                                           (.7)          2.0
  Interest expense                                                                  (23.6)        (21.4)
                                                                                   --------------------
Income (loss) before income taxes, minority interests, and extraordinary loss         8.4         (45.0)

Credit (provision) for income taxes                                                  (2.9)         15.8

Minority interests                                                                    (.7)          1.1
                                                                                    -------------------
Income (loss) before extraordinary loss                                               4.8         (28.1)

Extraordinary loss on early extinguishment of debt, net of tax benefit of $2.9                     (5.4)
                                                                                   --------------------

Net income (loss)                                                                  $  4.8        $(33.5)
                                                                                   ====================



  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (Unaudited)
                       (In millions of dollars)

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                          -----------------
                                                                                            1995       1994
                                                                                          -----------------
Cash flows from operating activities:
  Net income (loss)                                                                       $  4.8     $(33.5)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
   Depreciation                                                                             23.7       24.9
   Non-cash postretirement medical benefit expenses                                          3.2        3.4
   Amortization of excess investment over equity in net assets of unconsolidated
     affiliates                                                                              2.9        2.9
   Amortization of deferred financing costs and discount on long-term debt                   1.3        2.2
   Equity in (income) losses of unconsolidated affiliates                                   (1.8)       1.3
   Minority interests                                                                         .7       (1.1)
   Extraordinary loss on early extinguishment of debt - net                                             5.4
   Increase in receivables                                                                 (69.6)      (6.8)
   (Increase) decrease in inventories                                                      (35.1)      14.5
   Decrease (increase) in prepaid expenses and other current assets                         43.8       (7.3)
   Incurrence of financing costs                                                             (.7)     (17.1)
   Decrease in accounts payable                                                             (7.0)     (12.8)
   Decrease in accrued interest                                                            (18.6)     (10.7)
   Decrease in payable to affiliates and accrued liabilities                                (3.9)      (8.8)
   Decrease in accrued and deferred income taxes                                            (3.5)     (17.7)
   Other                                                                                     3.8       (7.0)
                                                                                          -----------------
     Net cash used for operating activities                                                (56.0)     (68.2)
                                                                                          -----------------
Cash flows from investing activities:
  Net proceeds from disposition of property and investments                                  1.1        2.3
  Capital expenditures                                                                     (13.7)      (9.6)
  Redemption fund for minority interest preference stock                                    (1.2)      (2.3)
                                                                                          -----------------
     Net cash used for investing activities                                                (13.8)      (9.6)
                                                                                          -----------------
Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                                (237.5)    (321.4)
  Borrowings of long-term debt, including revolving credit                                 311.2      353.5
  Net short-term debt repayments                                                                        (.5)
  Net (payments to) borrowings from parent                                                  (5.3)      29.1
  Dividends paid                                                                             (.2)       (.2)
  Redemption of preference stock                                                            (3.1)      (7.4)
  Capital contribution                                                                                 67.2
                                                                                          -----------------
     Net cash provided by financing activities                                              65.1      120.3
                                                                                          -----------------
Net (decrease) increase in cash and cash equivalents during the period                      (4.7)      42.5
Cash and cash equivalents at beginning of period                                            12.0       14.2
                                                                                          -----------------
Cash and cash equivalents at end of period                                                $  7.3     $ 56.7
                                                                                          =================
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                              $ 40.9     $ 29.9
  Income taxes paid                                                                          3.8        2.4


  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

   KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions of dollars)

1.   General
     -------

     Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 58% of Kaiser's common stock, assuming the conversion of each outstanding $.65 Depositary Share, each representing ownership of one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"), and each outstanding share of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"), into one share of Kaiser's common stock, with the remaining 42% publicly held.

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first quarter of 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.   Inventories
     -----------

     The classification of inventories is as follows:

                                                                  March 31,  December 31,
                                                                       1995          1994
                                                                 ------------------------
     Finished fabricated aluminum products                           $ 55.8        $ 49.4
     Primary aluminum and work in process                             222.8         203.1
     Bauxite and alumina                                              110.3         102.3
     Operating supplies and repair and maintenance parts              114.2         113.2
                                                                 ------------------------
          Total                                                      $503.1        $468.0
                                                                 ========================


     Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.   Contingencies
     -------------

     Environmental Contingencies - The Company is subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based on such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1995, the balance of such accruals, which is primarily included in Long-term liabilities, was $40.8. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $11.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $20.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Asbestos Contingencies - The Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At March 31, 1995, the number of such lawsuits pending was approximately 29,200.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, and the advice of counsel. Accordingly, an asbestos-related cost accrual of $135.1, before considerations for insurance recoveries, is included primarily in Long-term liabilities at March 31, 1995. The Company estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $13.0 for each of the years 1995 through 1999, and an aggregate of approximately $74.0 thereafter through 2007. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2007.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $119.5, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 1995.

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

4.   Derivative Financial Instruments and Related Hedging Programs
     -------------------------------------------------------------

     The Company enters into primary metal hedging transactions with off-balance sheet risk in the normal course of business. The prices realized by the Company under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products as well as the costs incurred by the Company on certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary metal hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. The Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In this regard, in respect of its remaining 1995 anticipated net exposure, at March 31, 1995, the Company had net forward sales contracts for 235,800 tons* of primary aluminum at fixed prices, purchased call options in respect of 47,250 tons of primary aluminum, purchased put options to establish a minimum price for 160,250 tons of primary aluminum, and entered into option contracts that established a price range for 71,000 tons of primary aluminum.
In respect of its 1996 anticipated net exposure, at March 31, 1995, the Company had sold forward 15,000 tons of primary aluminum at fixed prices.

     The Company also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At March 31, 1995, the Company had net forward foreign exchange contracts totaling approximately $139.5 for the purchase of 192.0 Australian dollars through March 1997.

     At March 31, 1995, the net unrealized loss on the Company's position in aluminum forward sales and option contracts (based on a market price of $1,859 per ton of primary aluminum) and forward foreign exchange contracts was $16.3.

     The Company has established margin accounts with its counterparties related to aluminum forward sales and option contracts. The Company is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts. At March 31, 1995, the Company had $7.5, compared with $50.5 at December 31, 1994, on deposit with various counterparties in respect of such unrealized losses. These amounts are recorded in Prepaid expenses and other current assets.

     See Note 11 of the Notes to Consolidated Financial Statements for the year ended December 31, 1994.


- --------------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
         (In millions of dollars, except shipments and prices)

     The following should be read in conjunction with the response to
Item 1, Part I, of this Report.


Results of Operations
- ---------------------

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on its hedging strategies. See Note 4 of Notes to Interim Consolidated Financial Statements for an explanation of the Company's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1995 and 1994. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

            SELECTED OPERATIONAL AND FINANCIAL INFORMATION


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                   -----------------
                                                                                     1995       1994
                                                                                   -----------------
Shipments:<F1>
  Alumina                                                                           446.5      468.2
  Aluminum products:
   Primary aluminum                                                                  47.7       64.3
   Fabricated aluminum products                                                      94.5       96.8
                                                                                   -----------------
     Total aluminum products                                                        142.2      161.1
                                                                                   =================
Average realized sales price:
  Alumina (per ton)                                                                $  197     $  155
  Primary aluminum (per pound)                                                        .81        .55

Net sales:
  Bauxite and alumina:
   Alumina                                                                         $ 87.9     $ 72.5
   Other<F2><F3>                                                                     19.1       20.4
                                                                                   -----------------
     Total bauxite and alumina                                                      107.0       92.9
                                                                                   -----------------
  Aluminum processing:
   Primary aluminum                                                                  85.0       77.3
   Fabricated aluminum products                                                     316.2      241.5
   Other<F3>                                                                          4.8        3.4
                                                                                   -----------------
     Total aluminum processing                                                      406.0      322.2
                                                                                   -----------------

        Total net sales                                                            $513.0     $415.1
                                                                                   =================
Operating income (loss):
  Bauxite and alumina                                                              $  1.4     $ (2.4)
  Aluminum processing                                                                49.3       (6.0)
  Corporate                                                                         (18.0)     (17.2)
                                                                                   -----------------
   Total operating income (loss)                                                   $ 32.7     $(25.6)
                                                                                   =================

Income (loss) before income taxes, minority interests, and extraordinary loss      $  8.4     $(45.0)
                                                                                   =================
Income (loss) before extraordinary loss                                            $  4.8     $(28.1)

Extraordinary loss on early extinguishment of debt, net of tax benefit of $2.9                  (5.4)
                                                                                   -----------------
Net income (loss)                                                                  $  4.8     $(33.5)
                                                                                   =================
Capital expenditures                                                               $ 13.7     $  9.6
                                                                                   =================

- -------------------------------------------------
<F1>  In thousands of tons.
<F2>  Includes net sales of bauxite.
<F3>  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Net Sales

     Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment in the first quarter of 1995 was 15% higher than the first quarter of 1994. Revenue from alumina increased 21% in the first quarter of 1995 from the first quarter of 1994, principally due to increased average realized prices, partially offset by lower shipments.

     Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment in the first quarter of 1995 was 26% higher than the first quarter of 1994. Revenue from primary aluminum increased 10% in the first quarter of 1995 from the first quarter of 1994, principally due to higher average realized prices, significantly offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below and by a mid-1994 partial curtailment of production at the Company's 90%-owned Valco smelter. Shipments of primary aluminum to third parties were approximately 34% of total aluminum products shipments in the first quarter, compared with approximately 40% in the first quarter of 1994. Revenue from fabricated aluminum products increased 31% in the first quarter of 1995 from the first quarter of 1994, due to higher average realized prices, partially offset by lower shipments for most of these products.


Operating Income (Loss)

     First quarter results were adversely affected by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at the Company's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the first quarter results was approximately $17.0 in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

     Bauxite and Alumina - This segment had operating income in the first quarter of 1995, compared with an operating loss in the first quarter of 1994, principally due to higher revenue, partially offset by the effect of the strikes and boiler failure.

     Aluminum Processing - This segment had operating income in the first quarter of 1995, compared with an operating loss in the first quarter of 1994, principally due to higher revenue, partially offset by the effect of the strike by the USWA.

     Corporate - Corporate operating expenses represented corporate general and administrative expenses which are not allocated to the Company's segments.

Net Income (Loss)

     The Company had a net income for the first quarter of 1995, compared with a net loss for the first quarter of 1994. The principal reason for this change was the improvement in operating income previously described.

Liquidity and Capital Resources
- -------------------------------

Operating Activities

     At March 31, 1995, the Company had working capital of $329.2, compared with working capital of $239.5 at December 31, 1994. The increase in working capital was due to an increase in Receivables (as a result of an increase in net sales) and Inventories (as a result of lower shipments) and a decrease in Accrued interest and Other

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

accrued liabilities. The increase in working capital is partially offset by a decrease in Prepaid expenses and other current assets (due to lower margin deposits). See Note 4 of the Notes to Interim
Consolidated Financial Statements.

Investing Activities

     Cash used for investing activities in the first quarter of 1995 primarily consisted of capital expenditures to improve production efficiency, reduce operating costs, and expand capacity at existing facilities.

Financing Activities

     At March 31, 1995, the Company had long-term debt of $824.3, compared with $751.1 at December 31, 1994. In March 1995, the 1994 Credit Agreement (see Note 5 of the Notes to Consolidated Financial Statements for the year ended December 31, 1994) was amended by the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment provided, among other things, for an increase in the revolving line of credit from $275.0 to $325.0. At March 31, 1995, $173.4 (of which $57.5 could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement.

Trends
- ------

     In March 1995, the Bonneville Power Administration (the "BPA") offered to its industrial customers, including the Company, surplus firm power at a discounted rate for the period April 1, 1995, through July 31, 1995, to enable such customers to restart idle industrial loads. In April 1995, the Company and the BPA entered into a contract for an amount of such power, and the Company expects to restart one-half of an idle potline (approximately 9,000 tons of annual capacity) at its Tacoma, Washington, smelter in the near future.

     In February 1995, the BPA issued an initial rate increase announcement which proposed a 5.4% increase to its direct service industry customers (the "DSIs") to apply during a two-year period beginning October 1, 1995. In April 1995, the DSIs, including the
Company, entered into agreements with the BPA pursuant to which (i) the proposed 5.4% rate increase was replaced by an agreed 4% rate increase to be in effect for the one-year period October 1, 1995, through September 30, 1996, which will increase production costs at the Company's Mead and Tacoma smelters by an aggregate of approximately
$4.0 per year, based on the operating rate of those smelters after the restart of one-half of a potline at the Tacoma smelter, discussed above,
(ii) the variable rate structure currently in effect was extended through September 30, 1996, (iii) the BPA rate proceedings were deferred, (iv) the DSIs waived their rights to assert certain claims in respect of past interruptible service by the BPA, and (v) the BPA agreed to allow each DSI to supply a portion of its requirement for electric power from sources other than the BPA, up to 50% of its top quartile (interruptible) service beginning October 1, 1995, and up to 100% of its top quartile service beginning October 1, 1996, which will help to assure the supply of power and encourage more competitive power rates.

     Separately, the BPA has offered to contract with each of the DSIs to provide transmission services for power purchased from sources other than the BPA to replace all or any portion of the power now purchased from the BPA under its existing power contract. The amount of power available from the BPA under such an existing power contract would be permanently redued by the amount of power purchased from such other sources. KACC has entered into a transmission services contract with the BPA, but has not now elected to replace any portion of the power which it purchased from the BPA with power from another source. These new arrangements may help to assue the supply of power and encourage more competitive power rates.

  KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                      PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

     On March 27, 1995, the United States Department of Justice issued Civil Investigative Demand No. 12503 (the "CID"), as part of an industry-wide investigation, requesting information from the Company regarding (i) any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by the Company to produce can stock and the manner in which the Company's cost of acquiring aluminum scrap is factored into its can stock prices, and
(iii) any communications with others regarding any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995. The Company is gathering documents and preparing interrogatory answers in order to comply with the CID.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

 (a)  Exhibits.

 Exhibit No.    Exhibit
 -----------    -------
 10.1           Kaiser 1995 Employee Incentive Compensation Program

 27             Financial Data Schedule


 (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended March 31, 1995.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

                                KAISER ALUMINUM & CHEMICAL CORPORATION



                                        /s/  John T. La Duc
                                By:----------------------------------
                                             John T. La Duc
                                            Vice President and
                                          Chief Financial Officer


Dated:  May 12, 1995