Form 10-Q
period 1995-09-30
KAISER ALUMINUM & CHEMICAL CORP
filed 1995-11-14
CIK 54291

======================================================================



                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

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

     At October 31, 1995, the registrant had 46,171,365 shares of common stock outstanding.



======================================================================

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      CONSOLIDATED BALANCE SHEETS
                       (In millions of dollars)

                                                                           September 30,       December 31,
                                                                                    1995               1994

                                                                           --------------------------------
                                                                           (Unaudited)
                           Assets
Current assets:
  Cash and cash equivalents                                                    $    11.1          $    12.0
  Receivables                                                                      279.2              200.5
  Inventories                                                                      530.6              468.0
  Prepaid expenses and other current assets                                         73.9              158.0
                                                                               ----------------------------
   Total current assets                                                            894.8              838.5

Investments in and advances to unconsolidated affiliates                           187.2              169.7
Property, plant, and equipment - net                                             1,099.3            1,133.2
Deferred income taxes                                                              282.6              271.0
Other assets                                                                       324.7              281.2
                                                                               ----------------------------
   Total                                                                       $ 2,788.6          $ 2,693.6
                                                                               ============================

             Liabilities & Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $   147.0          $   152.1
  Accrued interest                                                                  14.4               32.6
  Accrued salaries, wages, and related expenses                                     62.2               77.7
  Accrued postretirement medical benefit obligation - current portion               47.0               47.0
  Other accrued liabilities                                                        140.4              171.7
  Payable to affiliates                                                             90.0               85.2
  Long-term debt - current portion                                                  12.1               11.5
  Notes payable to parent                                                           10.7               21.2
                                                                               ----------------------------
   Total current liabilities                                                       523.8              599.0

Long-term liabilities                                                              573.4              495.5
Accrued postretirement medical benefit obligation                                  739.1              734.9
Long-term debt                                                                     798.5              751.1
Notes payable to parent                                                             10.7               23.5
Minority interests                                                                  87.7               85.4
Redeemable preference stock                                                         28.6               29.0
Stockholders' equity (deficit):
  Preference stock                                                                   1.7                1.8
  Common stock                                                                      15.4               15.4
  Additional capital                                                             1,707.1            1,626.3
  Accumulated deficit                                                             (231.8)            (271.5)
  Additional minimum pension liability                                              (9.1)              (9.1)
  Less: Note receivable from parent                                             (1,456.5)          (1,387.7)
                                                                               ----------------------------
   Total stockholders' equity (deficit)                                             26.8              (24.8)
                                                                               ----------------------------

   Total                                                                       $ 2,788.6          $ 2,693.6
                                                                               ============================

  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


               STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                              (Unaudited)
                       (In millions of dollars)

                                                                        Quarter Ended       Nine Months Ended
                                                                        September 30,         September 30,
                                                                      -----------------------------------------
                                                                         1995      1994        1995        1994
                                                                      -----------------------------------------
Net sales                                                             $ 550.3   $ 461.1    $1,646.7    $1,335.7

Costs and expenses:
  Cost of products sold                                                 439.3     416.0     1,329.8     1,222.8
  Depreciation                                                           23.7      22.8        71.1        72.8
  Selling, administrative, research and development, and general         33.9      29.1        96.0        86.6
                                                                      -----------------------------------------
   Total costs and expenses                                             496.9     467.9     1,496.9     1,382.2
                                                                      -----------------------------------------

Operating income (loss)                                                  53.4      (6.8)      149.8       (46.5)

Other income (expense):
  Interest and other income (expense) - net                              (7.8)      (.8)       (9.8)        2.7
  Interest expense                                                      (23.9)    (22.3)      (71.3)      (65.9)
                                                                      -----------------------------------------
Income (loss) before income taxes, minority interests, and
  extraordinary loss                                                     21.7     (29.9)       68.7      (109.7)

(Provision) credit for income taxes                                      (7.8)     10.5       (24.6)       38.6

Minority interests                                                        (.1)      (.1)       (1.0)        1.4
                                                                      -----------------------------------------
Income (loss) before extraordinary loss                                  13.8     (19.5)       43.1       (69.7)

Extraordinary loss on early extinguishment of debt, net of tax
  benefit of $2.9                                                                                          (5.4)
                                                                      -----------------------------------------
Net income (loss)                                                     $  13.8   $ (19.5)   $   43.1    $  (75.1)
                                                                      =========================================




  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (Unaudited)
                       (In millions of dollars)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                        -------------------
                                                                                           1995        1994
                                                                                        -------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $  43.1     $ (75.1)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities:
     Depreciation                                                                          71.1        72.8
     Non-cash postretirement medical benefit expenses                                       4.2        10.4
     Amortization of excess investment over equity in net assets of unconsolidated
      affiliates                                                                            8.7         8.7
     Amortization of deferred financing costs and discount on long-term debt                4.1         4.8
     Equity in (income) losses of unconsolidated affiliates                               (17.2)        3.2
     Minority interests                                                                     1.0        (1.4)
     Extraordinary loss on early extinguishment of debt - net                                           5.4
     (Increase) decrease in receivables                                                   (86.7)       13.2
     (Increase) decrease in inventories                                                   (62.6)       13.7
     Decrease (increase) in prepaid expenses and other current assets                      68.5       (13.2)
     Incurrence of financing costs                                                          (.8)      (19.1)
     Decrease in accounts payable                                                          (5.2)        (.3)
     Decrease in accrued interest                                                         (18.0)       (9.8)
     Increase in payable to affiliates and accrued liabilities                              8.1         6.1
     Decrease in accrued and deferred income taxes                                         (8.5)      (46.3)
     Other                                                                                 10.2        (3.4)
                                                                                        -------------------
      Net cash provided by (used for) operating activities                                 20.0       (30.3)
                                                                                        -------------------

Cash flows from investing activities:
  Net proceeds from disposition of property and investments                                 6.9         4.2
  Capital expenditures                                                                    (53.2)      (37.5)
  Redemption fund for preference stock                                                      (.2)       (1.2)
                                                                                        -------------------
      Net cash used for investing activities                                              (46.5)      (34.5)
                                                                                        -------------------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                               (431.4)     (326.2)
  Borrowings of long-term debt, including revolving credit                                481.9       353.5
  Repayment of note payable                                                                (3.4)
  Net short-term debt repayments                                                                       (.5)
  Net (payments to) borrowings from parent                                                (13.4)       18.5
  Dividends paid                                                                            (.5)        (.5)
  Redemption of preference stock                                                           (8.8)       (8.5)
  Capital contribution                                                                      1.2        67.2
                                                                                        -------------------
      Net cash provided by financing activities                                            25.6       103.5
                                                                                        -------------------

Net (decrease) increase in cash and cash equivalents during the period                      (.9)       38.7
Cash and cash equivalents at beginning of period                                           12.0        14.2
                                                                                        -------------------

Cash and cash equivalents at end of period                                              $  11.1     $  52.9
                                                                                        ===================

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                            $  85.2     $  70.9
  Income taxes paid                                                                        23.6         9.7
  Tax allocation payments from MAXXAM Inc.                                                             (3.4)
  Tax allocation payments to Kaiser Aluminum Corporation                                    3.0

  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions of dollars)

1.  General
-----------

     Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 62% of Kaiser's common stock, assuming the conversion of each outstanding share of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"), into one share of Kaiser's common stock, with the remaining approximately 38% publicly held.

     On September 19, 1995, Kaiser redeemed all 1,938,295 of its Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"), which resulted in the simultaneous redemption of all $.65 Depositary Shares in exchange for (i) 13,126,521 shares of Kaiser's common stock and (ii) $2.8 in cash comprised of (a) an amount equal to all accrued and unpaid dividends up to and including the day immediately prior to redemption date and (b) cash in lieu of any fractional shares of common stock that would otherwise be issuable.

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first nine months of 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  Inventories
---------------

     The classification of inventories is as follows:

                                                             September 30,   December 31,
                                                                      1995           1994
                                                             ----------------------------
     Finished fabricated aluminum products                         $  70.1        $  49.4
     Primary aluminum and work in process                            207.3          203.1
     Bauxite and alumina                                             134.1          102.3
     Operating supplies and repair and maintenance parts             119.1          113.2
                                                             ----------------------------
          Total                                                    $ 530.6        $ 468.0
                                                             ============================

     Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.  Contingencies
-----------------

     Environmental Contingencies - The Company is subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based on such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1995, the balance of such accruals, which is primarily included in Long-term liabilities, was $39.7. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $12.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $22.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Asbestos Contingencies - The Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At October 31, 1995, the number of such lawsuits pending was approximately 58,200, as compared to 31,700 at June 30, 1995. The Company has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending lawsuits may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related lawsuits that were filed and served on the Company between June 30, 1995, and October 31, 1995, were filed in Texas prior to September 1, 1995.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, and the advice of counsel. Accordingly, an asbestos-related cost accrual of $155.3 ($134.6 at June 30, 1995), before considerations for insurance recoveries, is included primarily in Long-term liabilities at September 30, 1995. The Company estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $19.0 for each of the years 1995 through 1999, and an aggregate of approximately $90.8 thereafter through 2008. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of the Company's insurance carriers are currently subject to

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


pending litigation and other carriers have raised certain defenses, the Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $134.7 ($120.6 at June 30, 1995), determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at September 30, 1995.

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


4.  Derivative Financial Instruments and Related Hedging Programs
-----------------------------------------------------------------

     The Company enters into primary metal hedging transactions with off-balance sheet risk in the normal course of business. The prices realized by the Company under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products as well as the costs incurred by the Company on certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary metal hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. The Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In this regard, in respect of its remaining 1995 anticipated net exposure, at September 30, 1995, the Company had net forward sales contracts for 53,875 tons* of primary aluminum at fixed prices, had purchased call options in respect of 17,250 tons of primary aluminum, had purchased put options to establish a minimum price for 48,375 tons of primary aluminum, and had entered into option contracts that established a price range for 22,500 tons of primary aluminum.
In respect of its 1996 anticipated net exposure, at September 30, 1995, the Company had sold forward 11,100 tons of primary aluminum at fixed prices.

     The Company also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At September 30, 1995, the Company had net forward foreign exchange contracts totaling approximately $125.9 for the purchase of 174.0 Australian dollars through April 1997.

     At September 30, 1995, the net unrealized gain on the Company's position in aluminum forward sales and option contracts (based on a market price of $1,773 per ton of primary aluminum) and forward foreign exchange contracts was $9.1.

     The Company has established margin accounts with its counterparties related to aluminum forward sales and option contracts. The Company is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts.


-------------------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


     At September 30, 1995, the Company had $2.5 compared with $50.5 at December 31, 1994, on deposit with a counterparty in respect of such contracts. These amounts are recorded in Prepaid expenses and other current assets.

     See Note 11 of the Notes to Consolidated Financial Statements for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
        (In millions of dollars, except shipments and prices)

     The following should be read in conjunction with the response to
Item 1, Part I, of this Report.

Results of Operations
---------------------

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. See Note 4 of Notes to Interim Consolidated Financial Statements for an explanation of the Company's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine months ended September 30, 1995 and 1994. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

            SELECTED OPERATIONAL AND FINANCIAL INFORMATION

                                                                        Quarter Ended          Nine Months Ended
                                                                         September 30,           September 30,
                                                                       -------------------------------------------
                                                                         1995       1994         1995         1994
                                                                       -------------------------------------------
Shipments:(1)
  Alumina                                                               471.5      534.9      1,494.6      1,577.3

  Aluminum products:
    Primary aluminum                                                     73.0       48.4        184.5        175.8
    Fabricated aluminum products                                         90.4      105.4        284.3        307.1
                                                                       -------------------------------------------
      Total aluminum products                                           163.4      153.8        468.8        482.9
                                                                       ===========================================

Average realized sales price:
  Alumina (per ton)                                                    $  206     $  171     $    203     $    162
  Primary aluminum (per pound)                                            .83        .60          .82          .56

Net sales:
  Bauxite and alumina:
    Alumina                                                            $ 97.2     $ 91.5     $  303.8     $  255.3
    Other(2)(3)                                                          22.3       19.8         65.3         60.6
                                                                       -------------------------------------------
      Total bauxite and alumina                                         119.5      111.3        369.1        315.9
                                                                       -------------------------------------------
  Aluminum processing:
    Primary aluminum                                                    133.4       64.1        335.0        218.2
    Fabricated aluminum products                                        293.0      281.9        929.0        790.8
    Other(3)                                                              4.4        3.8         13.6         10.8
                                                                       -------------------------------------------
      Total aluminum processing                                         430.8      349.8      1,277.6      1,019.8
                                                                       -------------------------------------------

        Total net sales                                                $550.3     $461.1     $1,646.7     $1,335.7
                                                                       ===========================================
Operating income (loss):
  Bauxite and alumina                                                  $ 14.8     $  7.8     $   36.4     $    5.3
  Aluminum processing                                                    58.9        3.3        170.9          1.4
  Corporate                                                             (20.3)     (17.9)       (57.5)       (53.2)
                                                                       -------------------------------------------
    Total operating income (loss)                                      $ 53.4     $ (6.8)    $   149.8    $  (46.5)
                                                                       ===========================================

Income (loss) before extraordinary loss                                $ 13.8     $(19.5)    $    43.1    $  (69.7)

Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $2.9                                                                                         (5.4)
                                                                       -------------------------------------------

Net income (loss)                                                      $ 13.8     $(19.5)    $    43.1    $  (75.1)
                                                                       ===========================================
Capital expenditures                                                   $ 26.1     $ 15.8     $   53.2     $   37.5
                                                                       ===========================================


[FN]
-------------------------------------
(1)  In thousands of tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Net Sales

     Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment was 7% higher in the third quarter of 1995 than in the third quarter of 1994, and was 17% higher in the first nine months of 1995 than in the first nine months of 1994. Revenue from alumina increased 6% in the third quarter of 1995 from the third quarter of 1994, and increased 19% in the first nine months of 1995 from the first nine months of 1994, due to higher average realized prices partially offset by lower shipments.

     Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was 23% higher in the third quarter of 1995 than in the third quarter of 1994, and was 25% higher in the first nine months of 1995 than in the first nine months of 1994. Revenue from primary aluminum increased 108% in the third quarter of 1995 from the third quarter of 1994, and increased 54% in the first nine months of 1995 from the first nine months of 1994, due primarily to higher average realized prices and higher shipments. The increase in revenue for the first nine months of 1995 was partially offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 45% and 39% of total aluminum products shipments in the third quarter and first nine months of 1995, respectively, compared with approximately 31% and 36% in the third quarter and first nine months of 1994, respectively. Revenue from fabricated aluminum products increased 4% in the third quarter of 1995 from the third quarter of 1994, and increased 17% in the first nine months of 1995 from the first nine months of 1994, due to higher average realized prices partially offset by lower shipments for most of these products.

Operating Income (Loss)

     Improved operating results in the third quarter of 1995 were partially offset by expenditures related to the Company's joint venture in China (see Liquidity and Capital Resources, Financing Activities), accelerated expenditures on the Company's micromill technology, maintenance expenses as a result of an electrical lightning strike at the Company's Trentwood, Washington, facility, and a work slowdown at the Company's 49%-owned Kaiser Jamaica Bauxite Company prior to signing a new labor contract. The combined impact of these expenditures on the results for the third quarter of 1995 was approximately $6.0 (on a pre-tax basis).

     Improved operating results in the first nine months of 1995 were partially offset by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at the Company's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure.
The combined impact of these events on results for the first nine months of 1995 was approximately $17.0 in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

     Bauxite and Alumina - This segment's operating income was $14.8 in the third quarter of 1995, compared with $7.8 in the third quarter of 1994, and $36.4 in the first nine months of 1995, compared with $5.3 in the first nine months of 1994, principally due to higher revenue. Improved results for the first nine months of 1995 were partially offset by the effect of the strikes and boiler failure.

     Aluminum Processing - This segment's operating income was $58.9 in the third quarter of 1995, compared with $3.3 in the third quarter of 1994, and was $170.9 in the first nine months of 1995, compared with $1.4 in the first nine months of 1994, principally due to higher revenue. Improved results for the first nine months of 1995 were partially offset by the effect of the strike by the USWA.

     Corporate - Corporate operating expenses represented corporate general and administrative expenses which are not allocated to the Company's segments.

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Net Income (Loss)

     The Company had net income of $13.8 and $43.1 for the third quarter and the first nine months of 1995, respectively, compared with a net loss of $19.5 and $75.1 for the third quarter and first nine months of 1994, respectively. The principal reason for these changes was the improvement in operating income previously described, partially offset by other charges in the third quarter of 1995, principally related to the establishment of additional litigation reserves.

Liquidity and Capital Resources
-------------------------------

Operating Activities

     At September 30, 1995, the Company had working capital of $371.0, compared with working capital of $239.5 at December 31, 1994. The increase in working capital was due primarily to an increase in Receivables and Inventories and a decrease in Accrued interest and Other accrued liabilities, partially offset by a decrease in Prepaid expenses and other current assets (principally due to lower margin deposits related to hedging activities).

Investing Activities

     Cash used for investing activities in the third quarter and the first nine months of 1995 consisted primarily of capital expenditures to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and invest in a joint venture in China.

Financing Activities

     At September 30, 1995, the Company had long-term debt of $798.5, compared with $751.1 at December 31, 1994. In March 1995, the 1994 Credit Agreement (see Note 5 of the Notes to Consolidated Financial Statements for the year ended December 31, 1994) was amended by the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment provided, among other things, for an increase in the revolving line of credit from $275.0 to $325.0 (of which $125.0 could be used for letters of credit). At September 30, 1995, $210.0 (of which $72.4 could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement. As of July 20, 1995, the 1994 Credit Agreement was amended by the Third Amendment to Credit Agreement in connection with the investment by Kaiser Yellow River Investment Limited, a subsidiary of the Company, in Yellow River Aluminum Industry Company Limited, an aluminum smelter joint venture in the People's Republic of China.

     Loans under the 1994 Credit Agreement bear interest at a rate per annum, at the Company's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. As of September 30, 1995, the financial test permitted a reduction of 1% per annum in margins effective October 1, 1995.

Trends
------

Hedging Programs

     In respect of its remaining 1995 anticipated net exposure, at October 31, 1995, the Company had net forward sales contracts for 25,950 tons of primary aluminum at fixed prices, had purchased call options in respect of 11,500 tons

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


of primary aluminum, had purchased put options to establish a minimum price for 32,250 tons of primary aluminum, and had entered into option contracts that established a price range for 15,000 tons of primary aluminum. In respect of its 1996 anticipated net exposure, at October 31, 1995, the Company had sold forward 6,100 tons of primary aluminum at fixed prices (see Note 4 of Notes to Interim Consolidated Financial Statements).

Pacific Northwest

     On November 6, 1995, the Company announced that it had signed new agreements with each of the Bonneville Power Administration
("BPA") and The Washington Water Power Company ("WWP"), each ending September 30, 2001, with respect to its electric power requirements in the Pacific Northwest. The agreement with BPA is for the purchase of electric power, and the agreement with WWP is for power management services. These new arrangements contemplate a reduction in the amount of power which the Company will purchase from BPA in the future and the replacement of such power with power purchased from other suppliers under a variety of terms. Contemporaneously with entering into these agreements, the Company entered into a one-year power supply contract with BPA, ending September 30, 1996, in connection with the restart of idled capacity at its Mead smelter in Spokane, Washington. The restart began in late October 1995 and the Company expects to return the Mead smelter to full production by early 1996.

                      PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Catellus Development Corporation v. Kaiser Aluminum & Chemical
Corporation and James L. Ferry & Sons, Inc.

     As previously and more fully stated in "Item 3. LEGAL PROCEEDINGS
- Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Sons, Inc." in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "10-K"), and as supplemented in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, on June 2, 1995, the United States District Court for the Northern District of California (the "District Court") issued an Order stating its preliminary findings on the remaining claims in that action. On October 12, 1995, the District Court issued final Findings of Fact and Conclusions of Law on those claims concluding that the Company is liable for various costs and interest through August 30, 1995, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property (as defined in the 10-K), and certain fees and costs associated specifically with the claim by Catellus against the Company. Entry of judgment is pending.

United States of America v. Kaiser Aluminum & Chemical Corporation

     As previously and more fully stated in "Item 3. LEGAL PROCEEDINGS
- United States of America v. Kaiser Aluminum & Chemical Corporation" in the 10-K, the Company and the Environmental Protection Agency (the "EPA") have been involved in negotiations to resolve claims arising from alleged emissions from certain stacks at the Company's Trentwood facility in Spokane, Washington. The Company and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which on October 31, 1995, was lodged in United States District Court for the Eastern District of Washington for approval. If approved, the Consent Decree will settle the underlying disputes and require the Company to (i) pay a $.5 million civil penalty, (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with

    KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


the opacity standard in the SIP (as defined in the 10-K) by no later than February 28, 1997. The Company anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

Asbestos-related Litigation

     As previously and more fully stated in "Item 3. LEGAL PROCEEDINGS
- Asbestos-related Litigation" in the 10-K, the Company is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The portion of Note 3 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  Exhibits.

   Exhibit No.                       Exhibit
   -----------                       -------

      4.1 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among the Company, Kaiser, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

     27      Financial Data Schedule.

   (b)  Reports on Form 8-K.


   No report on Form 8-K was filed by the Company during the quarter ended September 30, 1995.


                              SIGNATURE
                              ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.


                               KAISER ALUMINUM & CHEMICAL CORPORATION


                                      /s/ John T. La Duc
                               By:-----------------------------
                                          John T. La Duc
                                        Vice President and
                                      Chief Financial Officer

Dated: November 13, 1995