Form 10-K
period 1995-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1996-03-28
CIK 54291

======================================================================



                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1995
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
             Cumulative (1985 Series B) Preference Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                              -----
No   -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                   -----

As of March 15, 1996, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of March 15, 1996, non-affiliates of the registrant held 599,845 shares of Cumulative (1985 Series A) Preference Stock and 97,106 shares of Cumulative (1985 Series B) Preference Stock of the registrant. The aggregate value of such Cumulative (1985 Series A) Preference Stock and the Cumulative (1985 Series B) Preference Stock, based upon the redemption price for such stock, is $34.8 million.


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


                          Corporate Secretary
                          Kaiser Aluminum & Chemical Corporation
                          6177 Sunol Boulevard
                          Pleasanton, California 94566-7769













                                 (i)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                           TABLE OF CONTENTS

                                                                  Page
                                                                  ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . .   1

   ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . .  13

   ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .  13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . . .  17

   ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . .  17

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF  OPERATIONS. . . . . . . .  18

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . .  26

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . .  57

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. .  57

   ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .   57

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT. . .  . . . . . . . . . . . . . . .  57

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .  57

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .  57

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .  59

EXHIBIT 21  SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . .  63



                                 (ii)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


PART  I

ITEM 1.  BUSINESS

Industry Overview
-----------------

Primary aluminum is produced by the refining of bauxite into alumina and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

Demand

The packaging, transportation and construction industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 20% of aluminum consumption in 1994, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and soft drink cans manufactured for the United States market are made of aluminum. Kaiser Aluminum & Chemical Corporation ("KACC" or the "Company") believes that growth in the packaging area is likely to continue through the 1990s due to general population increase and to further penetration of the beverage container market in Asia and Latin America, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States. The Company believes that growth in demand for can sheet in the United States will follow the growth in population, offset, in part, by the effects of the use of lighter gauge aluminum for can sheet and of plastic container production from newly installed capacity.

In the transportation industry, which accounted for approximately 28% of aluminum consumption in the United States, Japan, and Western
Europe in 1994, automotive manufacturers use aluminum instead of steel, ductile iron, or copper for an increasing number of components, including radiators, wheels, suspension components, and engines, in order to meet more stringent environmental, safety, and fuel efficiency requirements. The Company believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. In addition, the Company believes that consumption of aluminum in the construction industry will follow the cyclical growth pattern of that industry, and will benefit from higher growth in Asian and Latin American economies.

Supply

As of year-end 1995, Western world aluminum capacity from 107 smelting facilities was approximately 16.6 million tons* per year. Western world production of primary aluminum for 1995 increased approximately 1.8% compared to 1994. Net exports of aluminum from the former Sino Soviet bloc increased approximately 250% from 1990 levels during the period from 1991 through 1994 to approximately 2.2 million tons per year. These exports contributed to a significant increase in London Metal Exchange ("LME") stocks of primary aluminum which peaked in June 1994 at 2.7 million tons. By the end of 1995, LME stocks of primary aluminum had declined 2.1 million tons from this peak level and 1.1 million tons from the beginning of 1995. See "-Recent Industry Trends."

Based upon information currently available, the Company believes that moderate additions will be made during 1996-1998 to Western world alumina and primary aluminum production capacity. The increases in alumina capacity during 1996-1998 are expected to come from one new refinery which began operations in 1995 and incremental expansions of existing


----------
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES refineries. In addition, the Company believes that there is currently approximately .9 million tons of curtailed smelting capacity that could be restarted by aluminum producers. The increases in primary aluminum capacity during 1996-1998 are expected to come from one new smelter, which began operations in 1995 and is expected to reach its rated capacity of approximately 466,000 tons per year in 1996, and the remainder principally from incremental expansions of existing smelters.

Recent Industry Trends

Market fundamentals for aluminum improved significantly in 1994 as aluminum producers worldwide curtailed primary aluminum production, Western world consumption of aluminum grew strongly, and customers replenished inventories, particularly in the United States. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in LME inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. The Midwest U.S. transaction price for primary aluminum in 1995 averaged approximately 86 cents per pound, compared to a 1994 annual average of approximately 72 cents per pound. The Midwest U.S. transaction price for primary aluminum averaged approximately 79 cents per pound in December 1995.

Western world demand for alumina, and the price of alumina, declined in 1994 in response to the curtailment of Western world smelter production of primary aluminum, partially offset by increased usage of Western world alumina by smelters in the Commonwealth of Independent States (the "CIS") and in the People's Republic of China (the "PRC"). Increased Western world production of primary aluminum, as well as continued imports of Western world alumina by the CIS and the PRC, during 1995 resulted in higher demand for Western world alumina and significantly stronger alumina pricing. United States shipments of domestic fabricated aluminum products in 1995 were approximately at 1994 levels, although in 1995 demand for can sheet in the United States softened relative to 1994. Overall, the Company believes that the market fundamentals for aluminum will be good for the near future, barring prolonged economic recession, and that demand is likely to continue growing at levels sufficient to absorb the output from restarts of industry smelter capacity and from the limited additions of new supply under construction.

The Company
-----------

General

The Company is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and is an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the aluminum industry
- the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1995, the Company produced approximately 2,838,000 tons of alumina, of which approximately 72% was sold to third parties, and produced 413,600 tons of primary aluminum, of which approximately 66% was sold to third parties. The Company is also a major domestic supplier of fabricated aluminum products. In 1995, the Company shipped approximately 368,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments. A majority of the Company's fabricated products are sold to distributors or used by customers as components in the manufacture and assembly of finished end-use products. Note 11 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The following table sets forth total shipments and intracompany transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:


                                             Year Ended December 31,
                                          ----------------------------
                                              1995      1994      1993
                                           -------   -------   -------
                                             (in thousands of tons)
ALUMINA:
  Shipments to Third Parties               2,040.1   2,086.7   1,997.5
  Intracompany Transfers                     800.6     820.9     807.5
PRIMARY ALUMINUM:
  Shipments to Third Parties                 271.7     224.0     242.5
  Intracompany Transfers                     217.4     225.1     233.6
FABRICATED ALUMINUM PRODUCTS:
  Shipments to Third Parties                 368.2     399.0     373.2

Sensitivity to Prices and Hedging Programs

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on its hedging strategies. Fabricated aluminum prices, which vary considerably among products, are influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to six months. Changes in the market price of primary aluminum also affect the Company's production costs of fabricated products because they influence the price of aluminum scrap purchased by the Company and the Company's labor costs, to the extent such costs are indexed to primary aluminum prices. Through its variable cost structures, forward sales, and hedging programs, the Company has attempted to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum, and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends - Sensitivity to Prices and Hedging Programs" and Note 10 of the Notes to Consolidated Financial Statements.

Production Operations

The Company's operations are conducted through decentralized business units which compete throughout the aluminum industry.

    . The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1995. During 1995, the Company's third party shipments of bauxite represented approximately 21% of bauxite mined. In addition, the Company's third party shipments of alumina represented approximately 72% of alumina produced. The Company's share of total Western world alumina capacity was approximately 7% in 1995.

    . The primary aluminum products business unit operates two domestic smelters wholly owned by the Company and two foreign smelters in which the Company holds significant ownership interests. During 1995, the Company's third party shipments of primary aluminum represented approximately 66% of primary aluminum production. The Company's share of total Western world primary aluminum capacity was approximately 3% in 1995.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     . Fabricated aluminum products are manufactured by three business units - flat-rolled products, extruded products, and engineered components. The products include body, lid, and tab stock for beverage containers, sheet and plate products, heat-treated products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds, and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in the Company's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

Alumina
-------

The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1995:

                                                                      Annual
                                                                  Production         Total
                                                                    Capacity        Annual
                                                       Company  Available to    Production
Activity            Facility      Location           Ownership   the Company      Capacity
--------            --------      --------           ---------  ------------    ----------
                                                                      (tons)        (tons)
Bauxite Mining      KJBC(1)       Jamaica                  49%     4,500,000     4,500,000
                    Alpart(2)     Jamaica                  65%     2,275,000     3,500,000
                                                                   ---------     ---------
                                                                   6,775,000     8,000,000
                                                                   =========     =========

Alumina Refining    Gramercy      Louisiana               100%     1,000,000     1,000,000
                    Alpart        Jamaica                  65%       943,000     1,450,000
                    QAL           Australia              28.3%       934,000     3,300,000
                                                                   ---------     ---------
                                                                   2,877,000     5,750,000
                                                                   =========     =========


----------
(1) Although the Company owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

Bauxite mined in Jamaica by KJBC is refined into alumina at the Company's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted the Company a mining lease for the mining of bauxite sufficient to supply the Company's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties.

Alpart holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. The Company owns a 65% interest in Alpart, and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024. Alpart has entered into an agreement for the supply of substantially all of its fuel oil through 1996. The balance of Alpart's fuel oil requirements through 1996 will be purchased in the spot market.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The Company owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including the Company, purchase bauxite from another QAL stockholder under long-term supply contracts. The Company has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($88.9 million at December 31, 1995) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to the Company.

The Company's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. In 1995, the Company sold all of its bauxite to two customers, the largest of which accounted for approximately 74% of such sales. The Company also sold alumina to nine customers, the largest and top five of which accounted for approximately 23% and 90% of such sales, respectively. See "- Competition." The Company believes that among alumina producers it is now the world's second largest seller of alumina to third parties. The Company's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements under multi-year sales contracts.

Primary Aluminum Products
-------------------------

The following table lists the Company's primary aluminum smelting facilities as of December 31, 1995:

                                                  Annual Rated         Total          1995
                                                      Capacity        Annual       Average
                                     Company      Available to         Rated     Operating
Location            Facility       Ownership       the Company      Capacity          Rate
--------            --------       ---------      ------------      --------     ---------
                                                        (tons)        (tons)
Domestic
  Washington        Mead                100%           200,000       200,000           82%
  Washington        Tacoma              100%            73,000        73,000           82%
                                                       -------       -------
     Subtotal                                          273,000       273,000
                                                       -------       -------
International
  Ghana             Valco                90%           180,000       200,000           68%
  Wales, United     Anglesey             49%            55,000       112,000          119%
                                                       -------       -------
     Subtotal                                          235,000       312,000
                                                       -------       -------
       Total                                           508,000       585,000
                                                       =======       =======

The Company owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 71% of Mead's 1995 production was used at the Company's Trentwood fabricating facility and the balance was sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, the Company has converted to welded anode assemblies to increase energy efficiency, extended the anode life-cycle in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

Electric power represents an important production cost for the Company at its aluminum smelters. In 1995 electric power purchase agreements for the Company's facilities in the Pacific Northwest were successfully restructured, which the Company anticipates will result in significantly lower electric power costs in 1996 and beyond for the Mead and Tacoma, Washington, smelters and the Trentwood, Washington, rolling mill compared to 1995 electric power costs. From 1981 until 1995, electric power for the Company's Mead and Tacoma smelters was purchased exclusively from the Bonneville Power Administration (the "BPA") by the Company under a contract which expires in 2001. In April 1995 the BPA agreed to allow each of its direct service industrial customers (the "DSIs"), which include the Company, to purchase a portion of its requirement for electric power from sources other than the BPA beginning October 1, 1995.
In June 1995 the Company entered into an agreement with The Washington Water Power Company (the "WWP") to purchase up to 50 megawatts of electric power for its Northwest facilities for a five-year term beginning
October 1, 1995. The Company is receiving power under that contract, which power displaces a portion of the Company's interruptible power from the BPA. In addition, in 1995 the Company entered into a new power purchase contract with the BPA, which amends the existing BPA power contract and which contemplates reductions during 1996 in the amount of power which the Company is obligated to purchase from the BPA and which the BPA is obligated to sell to the Company, and the replacement of such power with power to be purchased from other suppliers. The Company is negotiating power purchase agreements for such power with suppliers other than the BPA. Contracts for the purchase of all power required by the Company's Mead and Tacoma smelters and Trentwood rolling mill for 1996, and for approximately one-half of such power for the period 1997-2000, have been finalized.
Two lawsuits were filed in December 1995 against the BPA by various parties, one of which petitions for a review of the BPA's "Record of Decision on Direct Service Industrial Customer Requirements Power
Sales Contract" issued on September 28, 1995, and one of which petitions for review of, and to set aside, suspend, or modify, the action of the BPA to decide to offer five-year "block" power sales to the DSIs. The effect of such lawsuits, if any, on the Company's new power purchase contract with the BPA is not known. Certain of the DSIs, including the Company, have intervened in the two lawsuits.

In 1995 the Company also entered into agreements with the BPA and with the WWP, with terms ending in 2001, under which the BPA and the WWP would provide to the Company transmission services for power purchased from sources other than the BPA. The term of the transmission services agreement with the BPA was subsequently extended for an additional fifteen years, which extension has been challenged. Four lawsuits have been filed against the BPA by various parties, which lawsuits either challenge the BPA's record of decision offering such an extension agreement to the DSIs or challenge the BPA's Business Plan Environmental Impact Statement record of decision in connection therewith. Certain of the DSIs, including the Company, have intervened in the four lawsuits.

The Company began operating its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity in January 1993, when three reduction potlines were removed from production (two at Mead and one at Tacoma) in response to a power reduction imposed by the BPA.
In March 1995, the BPA offered to its industrial customers, including the Company, surplus firm power at a discounted rate for the period April 1, 1995, through July 31, 1995, to enable such customers to restart idle industrial loads. In April 1995, the Company and the BPA entered into a contract for an amount of such power, and thereafter the Company restarted one-half of an idle potline (approximately 9,000 tons of annual capacity) at its Tacoma, Washington, smelter. The Tacoma smelter was returned to full production in October 1995. In 1995 the Company entered into a one-year power supply contract with the BPA, for a term ending September 30, 1996,

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES in connection with the restart of idled capacity at its Mead smelter. The Mead smelter returned to full production in December 1995.

The Company manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. The Company's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. Valco has entered into an agreement with the government of Ghana under which Valco has been assured (except in cases of force majeure) that it will receive sufficient electric power to operate at its current level of three and one-half potlines through December 31, 1996. The Company believes that, assuming normal rainfall during 1996, Valco should have available sufficient electric power to operate at its current level through 1996.

The Company owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

The Company has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized system that controls energy flow in the cells - enhances the Company's ability to compete more effectively with the industry's newer smelters. The Company is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ the Company's technical and managerial knowledge. See "-Research and Development."

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1995, the Company sold its primary aluminum production not utilized for internal purposes to approximately 35 customers, the largest and top five of which accounted for approximately 25% and 62% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of the Company who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

Fabricated Aluminum Products
----------------------------

The Company manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. In 1995, four domestic beverage container manufacturers were among the leading customers for the Company's fabricated products and accounted for approximately 12% of the Company's sales revenue.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The Company's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. The Company has focused its fabricated products operations on selected products in which the Company has production expertise, high-quality capability, and geographic and other competitive advantages.

Flat-Rolled Products - The flat-rolled products business unit, the largest of the Company's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is the Company's largest fabricating plant and accounted for approximately 64% of the Company's 1995 fabricated aluminum products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. During 1995, the Company successfully completed the two year restructuring of its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs by at least $50.0 million.

The Company's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides the Company with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which the Company competes. The Company believes that capital improvements at Trentwood have enhanced the quality of its products for the beverage container industry and the capacity and efficiency of its manufacturing operations, and that the Company is one of the highest quality producers of aluminum beverage can stock in the world.

In 1995, the flat-rolled products business unit had 31 domestic and foreign can stock customers, including the five major domestic beverage can manufacturers. The largest and top five of such customers accounted for approximately 14% and 41%, respectively, of the business unit's revenue. See "- Competition." In 1995, the business unit shipped products to approximately 150 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 13% of the business unit's revenue. The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to customers (including distributors) from eight sales offices located throughout the United States. International customers are served by sales offices in the Netherlands and Japan and by independent sales agents in Asia and Latin America.

Extruded Products - The extruded products business unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services.

The extruded products business unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. In 1995, the extruded products business unit had approximately 825 customers for its products, the largest and top five of which accounted for approximately 6% and 20%, respectively, of its revenue. See "- Competition." Sales are made directly from plants as well as marketing locations across the United States.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Engineered Components - The engineered components business unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio. The engineered components business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

In 1995, the engineered components business unit had approximately 250 customers, the largest and top five of which accounted for approximately 34% and 77%, respectively, of the business unit's revenue. See "- Competition." The engineered components business unit's headquarters is located in Erie, Pennsylvania, and there is a sales and engineering office located in Detroit, Michigan, which works with car makers and other customers, the Center for Technology (see "- Research and Development"), and plant personnel to create new automotive component designs and improve existing products.

Competition

Aluminum competes in many markets with steel, copper, glass, plastic, and numerous other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, the Company competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of the Company's competitors have greater financial resources than the Company. The Company's principal competitors in the sale of alumina include Alcoa Alumina and Chemicals LLC, Billiton Marketing and Trading BV, and Alcan Aluminium Limited. The Company competes with most aluminum producers in the sale of primary aluminum.

Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. The Company also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. The Company concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of its customers, including intermediaries, would not have a material adverse effect on the Company's financial condition or results of operations.

Research and Development

The Company conducts research and development activities principally at three facilities - the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; and the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana, refinery, which supports Kaiser Alumina Technical Services ("KATS") and the facilities of the alumina business unit. Net expenditures for Company-sponsored research and development activities were $18.5 million in 1995, $16.7 million in 1994, and $18.5 million in 1993.
The Company's research staff totaled 157 at December 31, 1995. The Company estimates that research and development net expenditures will be approximately $22.5 million in 1996.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

CFT performs research and development across a range of aluminum process and product technologies to support the Company's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the can stock, aircraft and automotive markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. The largest and most notable single project being developed at CFT is a strip-casting micromill process for producing can sheet. The conversion and capital costs of these micromills are expected to be significantly lower than conventional rolling mills and to result in improved economics compared with historical manufacturing and transportation costs for can stock. A pilot facility has been constructed and operated at CFT. The first micromill is being constructed in Nevada as a demonstration production facility, and the Company expects operational startup of the facility at the end of 1996. The Company currently intends to finance the cost of the construction of the Nevada micromill, estimated to be approximately
$45.0 million, from general corporate funds, including possible borrowings under the 1994 Credit Agreement (defined below), although the Company is in discussions with third parties which might provide some or all of such funding. DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports the Company's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements. KATS provides improved alumina process technology to the Company's facilities and technical support to new business ventures in cooperation with the Company's international business development group.

The Company is actively engaged in efforts to license its technology and sell technical and managerial assistance to other producers worldwide. The Company's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, and the United Kingdom. The Company's revenue from technology sales and technical assistance to third parties were $5.7 million in 1995, $10.0 million in 1994, and $12.8 million in 1993.

The Company has entered into agreements with respect to the Krasnoyarsk smelter in Russia under which the Company has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining Western-sourced technology and equipment to be used in such facility. These agreements were entered into in November 1990, and the services under them are expected to be completed in 1996. In addition, in 1993 the Company entered into agreements with respect to the Nadvoitsy smelter in Russia and the Korba smelter of the Bharat Aluminum Co. Ltd., in India, under which the Company has licensed certain of its technology for use in such facilities. Services under the Nadvoitsy agreement were completed in 1995, and the Company expects that services under the Korba agreement will be completed in 1996.

Operations in China

In 1994, the Company commenced efforts to increase its activities in certain countries that are expected to be important suppliers of aluminum and large customers for aluminum and alumina. The Company intends to use its technical skills, together with capital investments, to form joint ventures or acquire equity in facilities in such countries.

In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, was formed to participate in the privatization, modernization, expansion, and operation of aluminum smelting facilities in the PRC. KYRIL has entered into a Joint Venture Agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under PRC law (the "Joint Venture").

The Joint Venture Agreements include provisions for KYRIL to contribute up to $59.7 million to the Joint Venture in exchange for up to a 49% interest in the Joint Venture (the "Capital Contribution") and contemplate that such capital may be used to expand the annual production capacity of LAS from 85,000 to 115,000 tons, construct a dry Soderberg paste plant, install and upgrade pollution control equipment, and provide for general corporate purposes, including working capital. KYRIL contributed $9.0 million as a contribution to the capital of the Joint Venture in July 1995. The parties to

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The Joint Venture constitutes the first large-scale privatization in the Chinese aluminum smelting industry. The Joint Venture's assets and operations are located primarily in the industrial city of Lanzhou, the capital of Gansu Province in northwestern China, and in nearby Lianhai, a special economic zone also in Gansu Province. The smelter at Lanzhou is the fifth largest aluminum smelter in the PRC and produces approximately 55,000 tons of primary aluminum per year. The smelter at Lianhai produces approximately 30,000 tons of primary aluminum per year. LAS's capital contribution to the Joint Venture consisted primarily of the Lanzhou and Lianhai smelters.



The Joint Venture Agreements include provisions for KYRIL to contribute up to $59.7 million to the Joint Venture in exchange for up to a 49% interest in the Joint Venture (the "Capital Contribution") and contemplate that such capital may be used to expand the annual production capacity of LAS from 85,000 to 115,000 tons, construct a dry Soderberg paste plant, install and upgrade pollution control equipment, and provide for general corporate purposes, including working capital. KYRIL contributed $9.0 million as a contribution to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the amount, timing and other conditions relating to KYRIL's additional contributions to the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained.

The Company, through its extruded products business unit, has entered into contracts to form two small joint venture companies in the PRC. The Company will indirectly acquire equity interests of approximately 45% and 49%, respectively, in these two companies which will manufacture aluminum extrusions, in exchange for the contribution to those companies of certain used equipment, technology, services and cash. The majority equity interests in the two companies will be owned by affiliates of Guizhou Guang Da Construction Company.

Employees

During 1995, the Company employed an average of 9,546 persons, compared with an average of 9,744 employees in 1994, and 10,220 employees in 1993. At December 31, 1995, the Company's work force was 9,624, including a domestic work force of 5,946, of whom 4,010 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 74% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") expiring September 30, 1998. The Labor Contract covers the Company's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio. The Labor Contract replaced a contract that expired October 31, 1994, and was reached after an eight-day work stoppage by the USWA at these plants in February 1995.

The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, were raised again effective November 6, 1995, and will be raised an additional amount effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, the Company acquired up to $2,000 of preference stock held in a stock plan for the benefit of each of approximately 82% of the employees covered by the Labor Contract and in the first half of 1998 will acquire up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, a profitability test was satisfied and, therefore, the Company will acquire during 1996 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. The Company made and will make comparable acquisitions of preference stock held for the benefit of each of certain salaried employees.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

In February 1995, Alpart's employees engaged in a six-day work stoppage by its National Workers Union, which was settled by a new contract.

Management considers the Company's employee relations to be satisfactory.

Environmental Matters

The Company is subject to a wide variety of international, federal, state and local environmental laws and regulations (the "Environmental Laws"). From time to time the Environmental Laws are amended and new ones are adopted. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, the Company is subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

From time to time, the Company is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by the Company. See "Legal Proceedings." The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The Company, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. The Company's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, the Company has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While uncertainties are inherent in the final outcome of these matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company believes that the resolution of such uncertainties should not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Environmental capital spending was $9.2 million in 1995, $11.9 million in 1994, and $12.6 million in 1993. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $26.0 million in 1995, $23.1 million in 1994, and $22.4 million in 1993. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1996-1997 period, environmental capital spending will be within the range of $27.0 - $33.0 million per year, and operating costs for pollution control will be within the range of $28.0 - $29.0 million per year. In addition, $4.5 million in cash expenditures in 1995, $3.6 million in 1994, and $7.2 million in 1993 were charged to previously established reserves relating to environmental costs. Approximately $8.4 million is expected to be charged to such reserves in 1996.

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Contingencies." The portion of Note 9 of the Notes to Consolidated Financial Statements under the heading "Environmental Contingencies" is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 2.  PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in "Business - The Company - Production Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the Company's domestic aluminum smelters and alumina facility were initially designed early in the Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its domestic plants are cost competitive on an international basis. Due to the Company's variable cost structure, the plants' operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

The Company's obligations under the Credit Agreement entered into on February 17, 1994, as amended (the "1994 Credit Agreement") are secured by, among other things, mortgages on the Company's major domestic plants (other than the Gramercy alumina plant). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Structure."

ITEM 3.  LEGAL PROCEEDINGS

Aberdeen Pesticide Dumps Site Matter

The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's. The United States filed a cost recovery complaint (the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes the Company and a number of other defendants. The Complaint, as amended, seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA. The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") for the Sites in September 1991. The estimated cost of the major soil remediation remedy selected for the Sites is approximately $32 million. Other possible remedies described in the ROD would have estimated costs of approximately $53 million and $222 million, respectively. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5-$8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including the Company, to perform the soil remedial design and remedial action described in the ROD for three of the Sites. The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. A number of other companies are also named as respondents. The Company has entered into a PRP Participation Agreement with certain of the respondents (the "Aberdeen Site PRP Group" or the "Group") to participate jointly in responding to the Administrative Orders dated May 20, 1993, regarding soil remediation, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. By letter dated July 6, 1993, the Company has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law.
By letters dated December 30, 1993, the EPA notified the Company of its potential liability for, and requested that the Company, along with a number of other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. The ROD-selected remedy for the groundwater remediation selected by EPA includes a variety of techniques. The EPA has estimated the total present worth cost, including thirty years of operation and maintenance, at approximately $11.8 million. On June 22, 1994,

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES the EPA issued two unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including the Company, to undertake the groundwater remediation at three of the Sites. A PRP Participation Agreement with respect to groundwater remediation has been entered into by certain of the respondents, including the Company.

By letter dated March 6, 1996, the Company gave notice of withdrawal from the Aberdeen Site PRP Group pursuant to the provisions of the PRP Participation Agreement. The Company advised the Group and the EPA that even if it were liable for cleanup at the Sites, which it expressly denies, it had already contributed far more than its allocable potential share of response costs. The Company has advised the Group and the EPA that it has fully complied with the Unilateral Orders and that should additional evidence be presented which demonstrates the Company's liability in excess of the amount contributed to date, the Company would be willing to discuss the matter further at that time.



United States of America v. Kaiser Aluminum & Chemical Corporation

In February 1989, a civil action was filed by the United States Department of Justice (the "DOJ") at the request of the EPA against the Company in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at the Company's Trentwood facility in Spokane, Washington intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that the Company take all necessary action to achieve compliance with the SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

The Company and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires the Company to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the SIP by no later than February 28, 1997. The Company anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

Catellus Development Corporation v. Kaiser Aluminum & Chemical
Corporation and James L. Ferry & Son Inc.

In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States, Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to the Company for the purpose of shipbuilding activities conducted by the Company on behalf of the United States during World War II. The Plaintiffs sought recovery of response costs and natural resource damages under CERCLA. Certain of the Plaintiffs alleged they had incurred or expected to incur costs and damages of approximately $49 million. Catellus subsequently filed a third party complaint (the "Third Party Complaint") against the Company in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. Thereafter, the Plaintiffs filed a separate complaint against the Company, Case No. C-92-4176. The Plaintiffs settled their CERCLA and tort claims against the United States for $3.5 million plus thirty-five percent (35%) of future response costs.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

The trial involving this case commenced in March 1995. During the trial, Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.25 million. Subsequently, on June 2, 1995, the United States District Court for the Northern District of California issued an order on the remaining claims in that action. On December 7, 1995, the District Court issued the Final Judgment on those claims concluding that the Company is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property and certain fees and costs associated specifically with the claim by Catellus against the Company. In January 1996, Catellus filed a notice of appeal with respect to its indemnity judgment against the Company. The Company has since filed a notice of cross appeal as to the Court's decision adjudicating that the Company is obligated to indemnify Catellus. In February 1996, the Plaintiffs filed motions, which the Company intends to contest, seeking reimbursement of fees and costs from the Company in the aggregate amount of $2.76 million. Based on the Company's estimate of future costs of cleanup, resolution of the Catellus matter is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

Waste Inc. Superfund Site

On December 8, 1995, the EPA issued a unilateral Administrative Order for Remedial Design and Remedial Action under CERCLA to the Company and thirty-one other respondents for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana. This site was operated as a landfill from 1965 to 1982. The Company is alleged to have arranged for the disposal of waste from its formerly-owned plant at Wanatah, Indiana, during the period from 1964 to 1972. In its Record of Decision, the EPA estimated the cost of the work to be performed to have a present value of $15.7 million. The Company's share of the total waste sent to the site is unknown. A consultant retained by a group of PRPs estimated that the Company contributed 2.0% of the waste sent to the site by the forty-one largest contributors. The Company's ultimate exposure will depend on the number of PRPs that participate and the volume of waste properly allocable to the Company. Based on the EPA's cost estimate, the Company believes that its financial exposure for remedial design and remedial action at this site is less than $500,000. A PRP participation agreement is under negotiation.

Hammons v. Alcan Aluminum Corp. et al

On March 5, 1996, a class action complaint was filed in California against Kaiser, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, the Aluminum Association and others in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of state antitrust laws, to raise, stabilize and maintain the price of primary aluminum and aluminum products through cuts in production allegedly in connection with the ratification of a Memorandum of Understanding in 1994 by representatives of the authorities of Australia, Canada, the European Union, Norway, the Russian Federation and the United States. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion, before trebling.

Matheson et al v. Kaiser Aluminum Corporation et al

On September 11, 1995, Kaiser announced that it had appointed an independent committee of its Board of Directors to consider a possible recapitalization transaction. On February 5, 1996, Kaiser publicly announced that it had filed a preliminary proxy statement with the Securities and Exchange Commission relating to a proposed recapitalization. A special shareholders' meeting to consider the recapitalization was subsequently scheduled for April 10, 1996, and the definitive proxy statement was mailed to shareholders commencing on March 20, 1996.
See Note 7 of the Notes to Consolidated Financial Statements of Kaiser, under the heading Proposed Recapitalization, at pages 50-51 of Kaiser's 1995

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Annual Report to Shareholders, for a description of the proposed recapitalization. On March 19, 1996, a lawsuit was filed against MAXXAM, Kaiser and Kaiser's directors challenging and seeking to enjoin the recapitalization and the April 10, 1996, special shareholders' meeting.
The suit, which is entitled Matheson et al v. Kaiser Aluminum Corporation et al (No. 14900) and was filed in the Delaware Court of Chancery, purports to be a class action by persons who as of March 18, 1996 (the record date for the April 10, 1996, meeting) owned Kaiser's outstanding common stock and 8.255% PRIDES, Convertible Preferred Stock ("PRIDES"). Plaintiffs allege, among other things, breaches of fiduciary duties by certain defendants and that the proposed recapitalization violates Delaware law and the certificate of designation for the PRIDES. Plaintiffs seek injunctive relief, rescission, rescissory damages and other relief.
A hearing on the motion for injunctive relief is presently scheduled for April 8, 1996.

Asbestos-related Litigation

The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At December 31, 1995, the number of such claims pending was approximately 59,700, as compared with 25,200 at December 31, 1994.
In 1995, approximately 41,700 of such claims were received and 7,200 settled or dismissed. The Company has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending claims may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on the Company between June 30, 1995, and November 30, 1995, were filed in Texas prior to September 1, 1995. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Asbestos Contingencies." The portion of Note 9 of the Notes to Consolidated Financial Statements under the heading "Asbestos Contingencies" is incorporated herein by reference.

Other Proceedings

On August 24, 1994, the DOJ issued Civil Investigative Demand No. 11356 ("CID No. 11356") requesting information from Kaiser regarding
(i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Management believes that Kaiser's actions have at all times been appropriate, and Kaiser has submitted documents and interrogatory answers to the DOJ responding to CID No. 11356.

On March 27, 1995, the DOJ issued Civil Investigative Demand No. 12503 ("CID No. 12503"), as part of an industry-wide investigation, requesting information from the Company regarding (i) any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by the Company to produce can stock and the manner in which the Company's cost of acquiring aluminum scrap is factored into its can stock prices, and (iii) any communications with others regarding any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995.
The Company believes that its actions have at all times been appropriate, and the Company has submitted documents and interrogatory answers to the DOJ responding to CID No. 12503.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Various other lawsuits and claims are pending against the Company. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1995.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no established public trading market for the Company's common stock, which is held solely by Kaiser. The information in Note 8 of the Notes to Consolidated Financial Statements under the heading "Dividends on Common Stock" at page 46 of this Report, are incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

The Indentures and the 1994 Credit Agreement (Exhibits 4.1 through
4.11 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.11 to this Report, Note 4 of the Notes to Consolidated Financial Statements at pages 35-37 of this Report, and the information under the heading "Liquidity and Capital Resources - Capital Structure" at pages 20-21 of this Report, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report, to the table at page 18 of this Report, to the discussion under the heading "Results of Operations" at page 19 of this Report, to Note 1 of the Notes to Consolidated Financial Statements at pages 31-33 of this Report, and to pages 54-55 of this Report.

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

                                                                                          Year Ended December 31,
                                                                                       -----------------------------
(In millions of dollars, except shipments and prices)                                      1995       1994      1993
                                                                                       --------   --------  --------
Shipments: (000 tons)(1)
  Alumina                                                                               2,040.1    2,086.7   1,997.5
  Aluminum products:
   Primary aluminum                                                                       271.7      224.0     242.5
   Fabricated aluminum products                                                           368.2      399.0     373.2
                                                                                       --------   --------  --------
     Total aluminum products                                                              639.9      623.0     615.7
                                                                                       ========   ========  ========

Average realized sales price:
  Alumina (per ton)                                                                    $    208   $    169  $    169
  Primary aluminum (per pound)                                                              .81        .59       .56

Net sales:
  Bauxite and alumina:
   Alumina                                                                             $  424.8   $  352.8  $  338.2
   Other(2)(3)                                                                             89.4       79.7      85.2
                                                                                       --------   --------  --------
     Total bauxite and alumina                                                            514.2      432.5     423.4
                                                                                       --------   --------  --------

  Aluminum processing:
   Primary aluminum                                                                       488.0      292.0     301.7
   Fabricated aluminum products                                                         1,218.6    1,043.0     981.4
   Other(3)                                                                                17.0       14.0      12.6
                                                                                       --------   --------  --------
     Total aluminum processing                                                          1,723.6    1,349.0   1,295.7
                                                                                       --------   --------  --------

      Total net sales                                                                  $2,237.8   $1,781.5  $1,719.1
                                                                                       ========   ========  ========

Operating income (loss):
  Bauxite and alumina                                                                  $   54.0   $   19.8  $   (4.5)
  Aluminum processing                                                                     238.9       (8.4)    (46.3)
  Corporate                                                                               (81.8)     (67.3)    (72.3)
                                                                                       --------   --------  --------
   Total operating income (loss)                                                       $  211.1   $  (55.9) $ (123.1)
                                                                                       ========   ========  ========

Income (loss) before extraordinary loss and cumulative effect of changes
  in accounting principles                                                             $   65.3   $  (96.2) $ (117.6)

Extraordinary loss on early extinguishment of debt, net of tax benefit of $2.9 and
  $11.2 for 1994 and 1993, respectively                                                               (5.4)    (21.8)

Cumulative effect of changes in accounting principles, net of tax benefit of $237.7                           (507.9)
                                                                                       --------   --------  --------

Net income (loss)                                                                      $   65.3   $ (101.6) $ (647.3)
                                                                                       ========   ========  ========

Capital expenditures                                                                   $   79.4   $   70.0  $   67.7
                                                                                       ========   ========  ========

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations
---------------------

The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on its hedging strategies. See Note 10 of the Notes to Consolidated Financial Statements for an explanation of the Company's hedging strategies. The previous table provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1995, 1994, and 1993. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its facilities.

Net Sales
Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment was 19% higher in 1995 than in 1994 and 2% higher in 1994 than in 1993. Revenue from alumina increased 20% in 1995 from 1994, due to higher average realized prices partially offset by lower shipments. The remainder of the segment's sales revenues were from sales of bauxite and the portion of sales of alumina attributable to the minority interest in the Company's 65%-owned Alumina Partners of Jamaica ("Alpart") alumina refinery in Jamaica.

Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was 28% higher in 1995 than in 1994 and 4% higher in 1994 than in 1993. The bulk of the segment's sales represents Kaiser's primary aluminum and fabricated aluminum products, with the remainder representing the portion of sales of primary aluminum attributable to the minority interest in the Company's 90%- owned Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. Revenue from primary aluminum increased 67% in 1995 from 1994, due primarily to higher average realized prices and higher shipments. In 1995, the Company's average realized price from sales of primary aluminum was approximately $.81 per pound, compared to the average Midwest United States transaction price of approximately $.86 per pound during the year. The higher shipments of primary aluminum were due to increased production at the Company's smelters in the Pacific Northwest and Valco, and reduced intracompany consumption of primary metal at the Company's fabricated products units. The increase in revenue for 1995 was partially offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Revenue from primary aluminum decreased 3% in 1994 from 1993 as higher average realized prices were more than offset by lower shipments. Average realized prices in 1994 reflected the defensive hedging of primary aluminum prices in respect of 1994 shipments, which was initiated prior to then-recent improvements in metal prices. Shipments in 1994 reflected production curtailments at the Company's smelters in the Pacific Northwest and Valco. Shipments of primary aluminum to third parties were approximately 42% of total aluminum products shipments in 1995, compared with approximately 36% in 1994 and 39% in 1993. Revenue from fabricated aluminum products increased 17% in 1995 from 1994, due to higher average realized prices partially offset by lower shipments for most of these products. Revenue from fabricated aluminum products increased 6% in 1994 from 1993, principally due to increased shipments of most of these products.

Operating Income (Loss)
Improved operating results in 1995 were partially offset by expenses related to the Company's smelting joint venture in China, accelerated expenses on the Company's micromill technology, maintenance expenses as a result of an electrical lightning strike at the Company's Trentwood, Washington, facility, and a work slowdown at the Company's 49%-owned Kaiser Jamaica Bauxite Company prior to the signing of a new labor contract. The combined impact of these expenditures on the results for 1995 was approximately $6.0 million in the aggregate (on a pre-tax basis). Operating results in 1995 were further impacted by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at Alpart, and (iii) a four-day disruption of alumina production at Alpart

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


caused by a boiler failure. The combined impact of these events on the results for 1995 was approximately $17.0 million in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs. In 1993, the Company recorded a pre-tax charge of $35.8 million related to restructuring charges and a pre-tax charge of $19.4 million because of a reduction in the carrying value of its inventories caused principally by prevailing lower prices for alumina, primary aluminum, and fabricated aluminum products.

Bauxite and Alumina - This segment's operating income was $54.0 million in 1995, compared with $19.8 million in 1994 and a loss of $4.5 million in 1993. The increase in operating income in 1995 compared with 1994 was principally due to higher revenue, partially offset by the effect of the strike and boiler failure. In 1994, compared with 1993, operating income was favorably affected by increased shipments and lower manufacturing costs.

Aluminum Processing - This segment's operating income was $238.9 million in 1995, compared with losses of $8.4 million in 1994 and $46.3 million in 1993. Improvement in operating results in 1995 compared with 1994 was principally due to higher revenue, partially offset by the effect of the strike by the USWA. The decrease in operating loss in 1994 compared with 1993 was caused principally by the $35.8 million restructuring charges, increased shipments of fabricated aluminum products, and higher average realized prices of primary aluminum, partially offset by lower shipments of primary aluminum.

Corporate - Corporate operating expenses of $81.8 million, $67.3 million, and $72.3 million in 1995, 1994, and 1993, respectively, represented corporate general and administrative expenses that were not allocated to segments.

Net Income (Loss)
The Company reported net income of $65.3 million in 1995, compared with a net loss of $101.6 million in 1994 and a net loss of $647.3 million in 1993. The principal reason for the improvement in 1995 compared to 1994 was the improvement in operating results previously described, partially offset by other charges, principally related to the establishment of additional litigation reserves. The principal reasons for the reduced net loss in 1994 compared with 1993 were the reduction in the operating loss previously described and the cumulative effect of changes in accounting principles of $507.9 million related to adoption of Statement of Financial Accounting Standards No. 106, 109, and 112 as of January 1, 1993. See Note 1 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

Capital Structure
On February 17, 1994, the Company and Kaiser entered into a credit agreement with BankAmerica Business Credit, Inc. and certain other lenders (as amended, the "1994 Credit Agreement"). The 1994 Credit Agreement consists of a $325.0 million five-year secured, revolving line of credit, scheduled to mature in 1999. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. As of February 29, 1996, $174.9 million (of which $72.4 million could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement. The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of the Company. The 1994 Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's and Kaiser's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The 1994 Credit Agreement is secured by, among other things, (i) mortgages on the Company's major domestic plants (excluding the Company's Gramercy alumina plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

In 1993, Kaiser issued 19,382,950 of its $.65 Depositary Shares (the "Depositary Shares"), each representing one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"). On September 19, 1995, Kaiser redeemed all 1,938,295 Series A Shares, which resulted in the simultaneous redemption of all Depositary Shares, in exchange for (i) 13,126,521 shares of Kaiser's common stock and (ii) $2.8 million in cash comprised of (a) an amount equal to all accrued and unpaid dividends up to and including the day immediately prior to redemption date, and (b) cash in lieu of any fractional shares of common stock that would have otherwise been issuable.

In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of its 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). The net proceeds from the sale of the shares of PRIDES were approximately $100.1 million. On February 17, 1994, the Company issued $225.0 million of its 9-7/8% Senior Notes due 2002 (the "Senior Notes").

The obligations of the Company with respect to the Senior Notes and the 12-3/4% Notes (see Note 4 of the Notes to Consolidated Financial Statements) are guaranteed, jointly and severally, by certain subsidiaries of the Company. The indentures governing the Senior Notes and the 12-3/4% Notes restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends.

Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the 1994 Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, management believes that operating cash flows, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

See Note 4 of the Notes to Consolidated Financial Statements.

Operating Activities
Cash provided by operations was $119.5 million in 1995, compared with cash used for operations of $21.3 million in 1994 and cash provided by operations of $38.0 million in 1993. The improvement in cash flows from operations in 1995 compared with 1994 was primarily due to higher earnings and a refund of margin deposits of $50.5 million under certain hedging contracts.

At December 31, 1995, the Company had working capital of $324.5 million, compared with working capital of $239.5 million at December 31, 1994. The increase in working capital was due primarily to an increase in Receivables and Inventories and a decrease in Other accrued liabilities, partially offset by a decrease in Prepaid expenses and other current assets (principally due to a refund of margin deposits related to hedging activities) and an increase in Accounts payable and Accrued salaries, wages, and related expense.

Postretirement benefits other than pensions are provided through contracts with various insurance carriers. The Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by operations.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Investing Activities
The Company's capital expenditures of $217.1 million (of which $25.2 million was funded by the Company's minority partners in certain foreign joint ventures) during the three years ended December 31, 1995, were made primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures were $79.4 million in 1995, compared with $70.0 million in 1994 and $67.7 million in 1993 (of which $8.3, $7.5, and $9.4 million were funded by the minority partners in certain foreign joint ventures in 1995, 1994, and 1993, respectively). Total consolidated capital expenditures (of which approximately 10% is expected to be funded by the minority partners in certain foreign joint ventures) are expected to be between $123.0 and $143.0 million per year in the years 1996-1998, subject to necessary approvals, if required, from the lenders under the 1994 Credit Agreement.

The Company has developed a unique micromill for the production of can sheet from molten metal based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot rolling and cold rolling mills. The first micromill will be constructed in Nevada in 1996 as a demonstration production facility. The Company currently intends to finance the cost of the construction of the Nevada micromill, estimated to be $45.0 million, from general corporate funds, including possible borrowings under the 1994 Credit Agreement, although the Company is in discussions with third parties which might provide some or all of such funding.

In 1995, Kaiser Yellow River Investment Limited ("KYRIL") was formed to participate in the privatization, modernization, and operation of aluminum smelting facilities in the People's Republic of China (the "PRC"). KYRIL has entered into a Joint Venture Agreement and related agreements with the Lanzhou Aluminum Smelters of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under the laws of the PRC (the "Joint Venture"). KYRIL contributed $9.0 million as a contribution to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussion concerning the amount, timing, and other conditions relating to KYRIL's additional contributions to the Joint Venture. Governmental approval in the PRC will be necessary in order to implement certain arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained.

Financing Activities
The declaration and payment of dividends by the Company and Kaiser on shares of their common stock are subject to certain covenants contained in the 1994 Credit Agreement and, in the case of the Company, the Senior Note Indenture and the 12-3/4% Note Indenture. The 1994 Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock. The declaration and payment of dividends by Kaiser on the PRIDES is expressly permitted by the terms of the 1994 Credit Agreement to the extent Kaiser receives payments on certain intercompany notes or certain other permitted distributions from the Company.

Environmental Contingencies
The Company and Kaiser are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1995, the balance of such accruals, which are primarily included in Long-term liabilities, was $38.9 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 million for the years 1996 through 2000 and an aggregate of approximately $10.0 million thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $23.0 million and that the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. See Note 9 of the Notes to Consolidated Financial Statements for further description of these contingencies.

Asbestos Contingencies
The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At December 31, 1995, the number of such claims pending was approximately 59,700, as compared with 25,200 at December 31, 1994. In 1995, approximately 41,700 of such claims were received and 7,200 settled or dismissed. The Company has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending claims may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on the Company between June 30, 1995, and November 30, 1995, were filed in Texas prior to September 1, 1995.

Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $160.1 million, before consideration of insurance recoveries, is included primarily in Long-term liabilities at December 31, 1995. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 million for each of the years 1996 through 2000, and an aggregate of approximately $78.0 million thereafter through 2008. While the Company does not presently believe there is a reasonable basis for

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $137.9 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1995.

While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. See Note 9 of the Notes to Consolidated Financial Statements for further description of this contingency.

Trends
------

Sensitivity to Prices and Hedging Programs
The Company enters into primary aluminum hedging transactions in the normal course of business. The prices realized by the Company under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products, as well as the costs incurred by the Company for certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary aluminum hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize. The Company has employed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In respect of its 1996 anticipated net exposure, at December 31, 1995, the Company had purchased approximately 53,300 tons of primary aluminum at fixed prices as a partial hedge against approximately 161,100 tons of fabricated aluminum products sold to customers at fixed or capped prices and had sold forward 15,750 tons of primary aluminum at fixed prices.

In addition, as of December 31, 1995, the Company had sold approximately 75% and 45% of the alumina available to it in excess of its projected internal smelting requirements for 1996 and 1997, respectively. Approximately 56% of such alumina sold for 1996 and all of such alumina sold for 1997 has been sold at prices linked to the future prices of primary aluminum as a percentage of the price of primary aluminum ("Variable Price Contracts"), and approximately 44% of such alumina sold for 1996 has been sold at fixed prices ("Fixed Price Contracts"). The average realized prices of alumina sold under Variable Price Contracts will depend on future prices of primary aluminum, and the average realized prices of alumina sold under Fixed Price Contracts will substantially exceed the Company's manufacturing cost of alumina.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At December 31, 1995, the Company had net forward foreign exchange contracts totaling approximately $102.8 million for the purchase of 142.4 million Australian dollars through April 30, 1997.

The Company has established margin accounts with its counterparties related to forward aluminum sales and option contracts. The Company is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts. At December 31, 1995, the Company had nil, compared with $50.5 million at December 31, 1994, on deposit with counterparties in respect of such contracts. These amounts are recorded in Prepaid expenses and other current assets.

Since December 31, 1995, the Company has entered into:

     . Additional hedge positions in respect of its anticipated 1996, 1997, and 1998 production. As of February 29, 1996, the Company had sold forward an additional 19,500 metric tons of primary aluminum at fixed prices, had purchased 20,150 metric tons of primary aluminum under forward purchase contracts at fixed prices, and had purchased put options to establish a minimum price for 45,000 metric tons of primary aluminum.

     . Additional forward foreign exchange contracts totaling approximately $12.8 million for the purchase of 18.0 million Australian dollars from March 1996 through December 1997 in respect of its commitments for 1996 and 1997 expenditures denominated in Australian dollars.

At February 29, 1996, the net unrealized gain on the Company's position in aluminum forward sales and option contracts, based on an average price of $1,747 per metric ton ($.79 per pound) of primary aluminum, and forward foreign exchange contracts was $13.3 million.

Income Tax Matters
------------------

The Company's net deferred income tax assets as of December 31, 1995, were $291.5 million, net of valuation allowances of $128.5 million. Approximately $97.4 million of these net deferred income tax assets relate to the benefit of loss and credit carryforwards, net of valuation allowances. The Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized despite the operating losses incurred in recent years. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

Recent Accounting Pronouncements
--------------------------------

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt SFAS 121 no later than January 1, 1996. The Company does not expect that the adoption of SFAS 121 will have a material impact on the Company's consolidated financial statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and provides for alternative methods for an employer to recognize stock-based compensation costs. Under the first method, an employer may continue to account for compensation costs for stock, stock options, and other equity instruments issued to employees, as it has historically, using the "intrinsic value based method" (as described in SFAS 123), and such compensation costs would be the excess, if any, of the quoted market price of the stock subject to an option at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The intrinsic value based method generally would not result in the recognition of compensation costs upon the grant of stock options. Under the second method, an employer may adopt the "fair value based method" (as described in SFAS 123). Under the fair value based method, such compensation costs would be valued using an option-pricing model, and such amount would be charged to expense over the option's vesting period. Employers which elect to continue to account for stock-based compensation under the intrinsic value based method will be required by SFAS 123 to disclose in the notes to their financial statements the amount of net income and the earnings per share which would have been reported had the employer elected to use the fair value based method. The Company has elected to continue to account for stock-based compensation under the intrinsic value based method, and will comply with the disclosure requirement of SFAS 123 as of January 1, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                  ----

Report of Independent Public Accountants . . . . . . . . . . . .    27

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .    28

Statements of Consolidated Income (Loss) . . . . . . . . . . . .    29

Statements of Consolidated Cash Flows. . . . . . . . . . . . . .    30

Notes to Consolidated Financial Statements . . . . . . . . . . .    31

Five-Year Financial Data . . . . . . . . . . . . . . . . . . . .    54

Quarterly Financial Data (Unaudited) . . . . . . . . . . . . . .    56

Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum & Chemical Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Arthur Andersen LLP
San Francisco, California
February 16, 1996

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                          -------------------
(In millions of dollars, except share amounts)                                                1995       1994
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                               $   21.7   $   12.0
  Receivables:
    Trade, less allowance for doubtful receivables of $5.0 in 1995 and $4.2 in 1994          222.9      150.7
    Other                                                                                     87.3       49.8
  Inventories                                                                                525.7      468.0
  Prepaid expenses and other current assets                                                   76.6      158.0
                                                                                          --------   --------
    Total current assets                                                                     934.2      838.5

Investments in and advances to unconsolidated affiliates                                     178.2      169.7
Property, plant, and equipment - net                                                       1,109.6    1,133.2
Deferred income taxes                                                                        268.8      271.0
Other assets                                                                                 323.5      281.2
                                                                                          --------   --------
    Total                                                                                 $2,814.3   $2,693.6
                                                                                          ========   ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                        $  184.5   $  152.1
  Accrued interest                                                                            32.0       32.6
  Accrued salaries, wages, and related expenses                                              105.3       77.7
  Accrued postretirement medical benefit obligation - current portion                         46.8       47.0
  Other accrued liabilities                                                                  126.2      171.7
  Payable to affiliates                                                                       95.3       85.2
  Long-term debt - current portion                                                             8.9       11.5
  Note payable to parent - current portion                                                    10.7       21.2
                                                                                          --------   --------
    Total current liabilities                                                                609.7      599.0

Long-term liabilities                                                                        548.5      495.5
Accrued postretirement medical benefit obligation                                            734.0      734.9
Long-term debt                                                                               749.2      751.1
Note payable to parent                                                                         8.6       23.5
Minority interests                                                                            91.4       85.4
Redeemable preference stock - aggregate liquidation value of $36.9 in 1995
and $45.6 in 1994                                                                             29.6       29.0
Stockholders' equity (deficit):
  Redeemable preference stock - cumulative and convertible, par value $100, authorized
    1,000,000 shares; issued and outstanding, 22,214 and 23,436 in 1995 and 1994               1.7        1.8
  Common stock, par value 33-1/3 cents, authorized 100,000,000 shares; issued and
    outstanding, 46,171,365 in 1995 and 1994                                                  15.4       15.4
  Additional capital                                                                       1,730.7    1,626.3
  Accumulated deficit                                                                       (210.9)    (271.5)
  Additional minimum pension liability                                                       (13.8)      (9.1)
  Note payable to parent                                                                  (1,479.8)  (1,387.7)
                                                                                          --------   --------

   Total stockholders' equity (deficit)                                                       43.3      (24.8)
                                                                                          --------   --------

   Total                                                                                  $2,814.3   $2,693.6
                                                                                          ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

                                                                                          Year Ended December 31,
                                                                                       ------------------------------
(In millions of dollars)                                                                   1995       1994       1993
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $2,237.8   $1,781.5   $1,719.1
                                                                                       --------   --------   --------

Costs and expenses:
  Cost of products sold                                                                 1,798.4    1,625.5    1,587.7
  Depreciation                                                                             94.3       95.4       97.1
  Selling, administrative, research and development, and general                          134.0      116.5      121.6
  Restructuring of operations                                                                                    35.8
                                                                                       --------   --------   --------
    Total costs and expenses                                                            2,026.7    1,837.4    1,842.2
                                                                                       --------   --------   --------

Operating income (loss)                                                                   211.1      (55.9)    (123.1)

Other expense:
  Interest expense                                                                        (93.9)     (88.6)     (84.2)
  Other - net                                                                             (14.1)      (7.3)      (1.5)
                                                                                       --------   --------   --------

Income (loss) before income taxes, minority interests, extraordinary loss, and
  cumulative effect of changes in accounting principles                                   103.1     (151.8)    (208.8)

(Provision) credit for income taxes                                                       (37.4)      54.0       86.9

Minority interests                                                                          (.4)       1.6        4.3
                                                                                       --------   --------   --------

Income (loss) before extraordinary loss and cumulative effect of changes in
  accounting principles                                                                    65.3      (96.2)    (117.6)

Extraordinary loss on early extinguishment of debt, net of tax benefit of $2.9
  and $11.2 for 1994 and 1993, respectively                                                           (5.4)     (21.8)

Cumulative effect of changes in accounting principles, net of tax benefit of $237.7                            (507.9)
                                                                                       --------   --------   --------

Net income (loss)                                                                      $   65.3   $ (101.6)  $ (647.3)
                                                                                       ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                     -----------------------------
(In millions of dollars)                                                                1995      1994        1993
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                  $  65.3   $(101.6)  $  (647.3)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
      Depreciation                                                                      94.3      95.4        97.1
      Amortization of excess investment over equity in unconsolidated affiliates        11.4      11.6        11.9
      Amortization of deferred financing costs and discount on long-term debt            5.4       6.2        11.2
      Equity in (income) losses of unconsolidated affiliates                           (19.2)      1.9         3.3
      Restructuring of operations                                                                             35.8
      Minority interests                                                                  .4      (1.6)       (4.3)
      Extraordinary loss on early extinguishment of debt - net                                     5.4        21.8
      Cumulative effect of changes in accounting principles - net                                            507.9
      (Increase) decrease in receivables                                              (110.0)     36.2        (6.2)
      (Increase) decrease in inventories                                               (57.7)    (41.1)       13.0
      Decrease (increase) in prepaid expenses and other assets                          82.9     (60.6)       (5.2)
      Increase (decrease) in accounts payable                                           32.4      25.8       (10.3)
      (Decrease) increase in accrued interest                                            (.6)      9.3        19.2
      Increase in payable to affiliates and accrued liabilities                         10.6      51.6        76.4
      Decrease in accrued and deferred income taxes                                     (7.2)    (69.2)      (96.4)
      Other                                                                             11.5       9.4        10.1
                                                                                     -------   -------   ---------
        Net cash provided by (used for) operating activities                           119.5     (21.3)       38.0
                                                                                     -------   -------   ---------

Cash flows from investing activities:
  Net proceeds from disposition of property and investments                              8.6       4.1        13.1
  Capital expenditures                                                                 (79.4)    (70.0)      (67.7)
  Investments in joint ventures                                                         (9.0)
                                                                                     -------   -------   ---------
        Net cash used for investing activities                                         (79.8)    (65.9)      (54.6)
                                                                                     -------   -------   ---------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                            (537.7)   (345.1)   (1,134.5)
  Borrowings of long-term debt, including revolving credit                             532.3     378.9     1,068.1
  Borrowings from MAXXAM Group Inc. (see supplemental disclosure below)                                       15.0
  Tender premiums and other costs of early extinguishment of debt                                            (27.1)
  Net short-term debt repayments                                                                   (.5)       (4.3)
  Net (payments to) borrowings from parent                                             (15.5)     13.2        31.5
  Incurrence of financing costs                                                          (.8)    (19.2)      (12.7)
  Dividends paid                                                                         (.7)      (.7)       (1.0)
  Capital contribution                                                                   1.2      66.9        81.5
  Redemption of preference stock                                                        (8.8)     (8.5)       (4.2)
                                                                                     -------   -------   ---------
        Net cash (used for) provided by financing activities                           (30.0)     85.0        12.3
                                                                                     -------   -------   ---------

Net increase (decrease) in cash and cash equivalents during the year                     9.7      (2.2)       (4.3)
Cash and cash equivalents at beginning of year                                          12.0      14.2        18.5
                                                                                     -------   -------   ---------
Cash and cash equivalents at end of year                                             $  21.7   $  12.0   $    14.2
                                                                                     =======   =======   =========

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                         $  88.8   $  73.1   $    53.7
  Income taxes paid                                                                     35.7      16.0        13.5
  Tax allocation payments to Kaiser Aluminum Corporation                                 3.2
  Tax allocation payments from MAXXAM Inc.                                                        (3.8)

Supplemental disclosure of non-cash financing activities:
  Contribution to capital of the borrowings from MAXXAM Group Inc.                                       $    15.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


1.  Summary of Significant Accounting Policies
----------------------------------------------

Principles of Consolidation
The consolidated financial statements include the statements of Kaiser Aluminum & Chemical Corporation (the "Company" or "KACC") and its majority-owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser Aluminum Corporation ("Kaiser") which is a subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the aluminum industry--the mining of bauxite (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note
11).

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amount of revenues and expenses during the reporting period. Uncertainties, with respect to such estimates and assumptions, are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operation.

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

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as of January 1, 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." The asset and liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle reduced the Company's results of operations by $2.9. The adoption of SFAS 109 required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


amounts originally recorded in connection with the acquisition by MAXXAM in October 1988. As a result of restating these assets and liabilities, the loss before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles for the year ended December 31, 1993, was increased by $9.3.

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

                                                             December 31,
                                                           ----------------
                                                             1995      1994
---------------------------------------------------------------------------
Finished fabricated products                               $ 91.5    $ 49.4
Primary aluminum and work in process                        195.9     203.1
Bauxite and alumina                                         119.6     102.3
Operating supplies and repair and maintenance parts         118.7     113.2
                                                           ------    ------
                                                           $525.7    $468.0
                                                           ======    ======

Depreciation
Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives by class of assets are:

----------------------------------------------------------------------
Land improvements                                        8 to 25 years
Buildings                                               15 to 45 years
Machinery and equipment                                 10 to 22 years

Stock-Based Compensation
The Company applies Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations in accounting for a stock-based compensation plan. Accordingly, no compensation cost has been recognized for this plan (see Note 6).

Other Expense
Other expense in 1995, 1994, and 1993 includes $17.8, $16.5, and $17.9 of pre-tax charges related principally to establishing additional: (i) litigation reserves for asbestos claims, and (ii) environmental reserves for potential soil and ground water remediation matters, each pertaining to operations which were discontinued prior to the acquisition of the Company by MAXXAM in 1988.

Deferred Financing Costs
Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Amortization of deferred financing costs of $5.3, $6.0, and $11.2 for the years ended December 31, 1995, 1994, and 1993, respectively, are included in interest expense.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Foreign Currency
The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments
Gains and losses arising from the use of derivative financial instruments are reflected in the Company's operating results concurrently with the consummation of the underlying hedged transactions. Deferred gains or losses as of December 31, 1995, are included in Prepaid expenses and other current assets and Other accrued liabilities. The Company does not hold or issue derivative financial instruments for trading purposes (see Note 10).

Fair Value of Financial Instruments
The following table presents the estimated fair value of the Company's financial instruments, together with the carrying amounts of the related assets or liabilities. Unless otherwise noted, the carrying amount of all financial instruments is a reasonable estimate of fair value.

                                       December 31, 1995         December 31, 1994
                                    ----------------------     ---------------------
                                    Carrying     Estimated     Carrying    Estimated
                                      Amount    Fair Value       Amount   Fair Value
------------------------------------------------------------------------------------
Debt                                  $758.1        $806.3       $762.6       $747.6
Foreign currency contracts                             1.9                       3.5

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Debt - The quoted market prices were used for the Senior Notes and 12-3/4% Notes (see Note 4). The fair value of all other debt is based on discounting the future cash flows using the current rate for debt of similar maturities and terms.

Foreign Currency Contracts - The fair value generally reflects the estimated amounts that the Company would receive to enter into similar contracts at the reporting date, thereby taking into account unrealized gains or losses on open contracts (see Note 10).

2. Investments In and Advances To Unconsolidated Affiliates
-----------------------------------------------------------

Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey Aluminium Limited ("Anglesey") (49.0% owned), and Kaiser Jamaica Bauxite Company (49.0% owned). The equity in earnings (losses) before income taxes of such operations is treated as a reduction (increase) in cost of products sold. At December 31, 1995 and 1994, the Company's net receivables from these affiliates were not material.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Summary of Combined Financial Position

                                                          December 31,
                                                       ------------------
                                                          1995       1994
-------------------------------------------------------------------------
Current assets                                         $ 429.0    $ 342.3
Property, plant, and equipment - net                     330.8      349.4
Other assets                                              39.3       42.4
                                                       -------    -------
  Total assets                                         $ 799.1    $ 734.1
                                                       =======    =======

Current liabilities                                    $ 125.4    $ 122.4
Long-term debt                                           331.8      307.6
Other liabilities                                         35.6       31.0
Stockholders' equity                                     306.3      273.1
                                                       -------    -------
  Total liabilities and stockholders' equity           $ 799.1    $ 734.1
                                                       =======    =======

Summary of Combined Operations
                                                         Year Ended December 31,
                                                       ---------------------------
                                                          1995      1994      1993
----------------------------------------------------------------------------------
Net sales                                              $ 685.9   $ 489.8   $ 510.3
Costs and expenses                                      (618.7)   (494.8)   (527.2)
(Provision) credit for income taxes                      (18.7)     (6.3)      1.9
                                                       -------   -------   -------
Net income (loss)                                      $  48.5   $ (11.3)  $ (15.0)
                                                       =======   =======   =======

Company's equity in income (loss)                      $  19.2   $  (1.9)  $  (3.3)
                                                       =======   =======   =======

The Company's equity in income (loss) differs from the summary net income (loss) due to various percentage ownerships in the entities and equity method accounting adjustments. At December 31, 1995, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $54.9. The Company is amortizing this amount over a 12-year period, which results in an annual amortization charge of approximately $11.4.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as financing, management, and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $284.4, $219.7, and $206.6 in the years ended December 31, 1995, 1994, and 1993, respectively. Dividends of $8.1, nil, and nil were received from investees in the years ended December 31, 1995, 1994, and 1993, respectively.

In 1995, a subsidiary of the Company invested $9.0 in a foreign joint venture. This amount is included in Investments in and advances to unconsolidated affiliates.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


3.  Property, Plant, and Equipment
----------------------------------

The major classes of property, plant, and equipment are as follows:

                                                 December 31,
                                             --------------------
                                                 1995        1994
-----------------------------------------------------------------
Land and improvements                        $  151.8    $  153.5
Buildings                                       198.5       196.8
Machinery and equipment                       1,337.6     1,285.0
Construction in progress                         59.6        45.0
                                             --------    --------
                                              1,747.5     1,680.3
Accumulated depreciation                        637.9       547.1
                                             --------    --------
  Property, plant, and equipment - net       $1,109.6    $1,133.2
                                             ========    ========

4.  Long-Term Debt
------------------

Long-term debt and its maturity schedule are as follows:

                                                                                                     December 31,
                                                                                            2001   ---------------
                                                                                             and     1995     1994
                                                   1996    1997    1998    1999    2000    After    Total    Total
------------------------------------------------------------------------------------------------------------------
1994 Credit Agreement (9.00% at December 31,
 1995)                                                                    $13.1                    $ 13.1   $  6.7
9-7/8% Senior Notes, net                                                                  $223.8    223.8    223.6
Pollution Control and Solid Waste Disposal
  Facilities Obligations (6.00% - 7.75%)          $ 1.2   $ 1.3   $ 1.4      .2   $  .2     32.6     36.9     38.1
Alpart CARIFA Loan (fixed and variable rates)                                               60.0     60.0     60.0
Alpart Term Loan (8.95%)                            6.3     6.2                                      12.5     18.7
12-3/4% Senior Subordinated Notes                                                          400.0    400.0    400.0
Other borrowings (fixed and variable rates)         1.4     1.4     7.7      .3      .2       .8     11.8     15.5
                                                  -----   -----   -----   -----   -----   ------   ------   ------
Total                                             $ 8.9   $ 8.9   $ 9.1   $13.6   $  .4   $717.2    758.1    762.6
                                                  =====   =====   =====   =====   =====   ======
Less current portion                                                                                  8.9     11.5
                                                                                                   ------   ------
  Long-term debt                                                                                   $749.2   $751.1
                                                                                                   ======   ======

1994 Credit Agreement
On February 17, 1994, the Company and Kaiser entered into a credit agreement with BankAmerica Business Credit, Inc. and certain other lenders (as amended, the "1994 Credit Agreement"). The 1994 Credit Agreement consists of a $325.0 five-year secured, revolving line of credit, scheduled to mature in 1999. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $325.0 or a borrowing base relating to eligible accounts receivable plus eligible inventory. The Company recorded a pre-tax extraordinary loss of $8.3 ($5.4 after taxes) in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the previous credit agreement. As of December 31, 1995, $259.3 (of which $72.4 could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement. The 1994 Credit Agreement is unconditionally guaranteed by the Company and by certain significant subsidiaries of the Company. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at the Company's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. As of December 31, 1995, the financial test permitted a reduction of 1-1/2% per annum in margins effective January 1, 1996.

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

Senior Notes
Concurrent with the offering by Kaiser of its 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES") (see Note 8), the Company issued $225.0 of its 9-7/8% Senior Notes due 2002 (the "Senior Notes"). The net proceeds of the offering of the Senior Notes were used to reduce outstanding borrowings under the revolving credit facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

Gramercy Solid Waste Disposal Revenue Bonds
In December 1992, the Company entered into an installment sale agreement (the "Sale Agreement") with the Parish of St. James, Louisiana (the "Louisiana Parish"), pursuant to which the Louisiana Parish issued $20.0 aggregate principal amount of its 7-3/4% Bonds due August 1, 2022 (the "Bonds") to finance the construction of certain solid waste disposal facilities at the Company's Gramercy plant. The proceeds from the sale of the Bonds were deposited into a construction fund and may be withdrawn, from time to time, pursuant to the terms of the Sale Agreement and the Bond indenture. At December 31, 1995, $3.8 remained in the construction fund. The Sale Agreement requires the Company to make payments to the Louisiana Parish in installments due on the dates and in the amounts required to permit the Louisiana Parish to satisfy all of its payment obligations under the Bonds.

Alpart CARIFA Loan
In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA") under which CARIFA loaned Alpart the proceeds from the issuance of CARIFA's industrial revenue bonds. The terms of the loan parallel the bonds' repayment terms. The $38.0 aggregate principal amount of Series A bonds matures on June 1, 2008. Substantially all of the Series A bonds bear interest at a floating rate of 87% of the applicable LIBID Rate (LIBOR less 1/8 of 1%). The $22.0 aggregate principal amount of Series B bonds matures on June 1, 2007, and bears interest at a fixed rate of 8.25%.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Senior Subordinated Notes
On February 1, 1993, the Company issued $400.0 of its 12-3/4% Senior Subordinated Notes due 2003 (the "12-3/4% Notes"). The net proceeds from the sale of the 12-3/4% Notes were used to retire the 14-1/4% Senior Subordinated Notes due 1995 (the "14-1/4% Notes"), to prepay $18.0 of the term loan, and to reduce outstanding borrowings under the revolving credit facility of the 1989 Credit Agreement. These transactions resulted in a pre-tax extraordinary loss of $33.0 in the first quarter of 1993, consisting primarily of the write-off of unamortized discount and deferred financing costs related to the 14-1/4% Notes.

The obligations of the Company with respect to the Senior Notes and the 12-3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of the Company. The indentures governing the Senior Notes and the 12-3/4% Notes (the "Indentures") restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that the Company must offer to purchase the Senior Notes and the 12-3/4% Notes, respectively, upon the occurrence of a Change of Control (as defined therein), and the 1994 Credit Agreement provides that the occurrence of a Change in Control (as defined therein) shall constitute an Event of Default thereunder.

Capitalized Interest
Interest capitalized in 1995, 1994, and 1993 was $2.8, $2.7, and $3.4, respectively.

5.  Income Taxes
----------------

Income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles by geographic area is as follows:

                                           Year Ended December 31,
                                        ----------------------------
                                          1995       1994       1993
--------------------------------------------------------------------
Domestic                                $(55.4)   $(168.1)   $(232.3)
Foreign                                  158.5       16.3       23.5
                                        ------    -------    -------
  Total                                 $103.1    $(151.8)   $(208.8)
                                        ======    =======    =======

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The (provision) credit for income taxes on income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles consists of:

                                     Federal   Foreign     State     Total
--------------------------------------------------------------------------
1995  Current                        $  (4.3)  $ (40.2)  $   (.1)  $ (44.6)
      Deferred                          15.0      (4.9)     (2.9)      7.2
                                     -------   -------   -------   -------
        Total                        $  10.7   $ (45.1)  $  (3.0)  $ (37.4)
                                     =======   =======   =======   =======

1994  Current                                  $ (18.0)  $   (.1)  $ (18.1)
      Deferred                       $  71.4        .6        .1      72.1
                                     -------   -------   -------   -------
        Total                        $  71.4   $ (17.4)            $  54.0
                                     =======   =======   =======   =======

1993  Current                        $  12.5   $  (7.9)  $   (.1)  $   4.5
      Deferred                          68.6      12.0       1.8      82.4
                                     -------   -------   -------   -------
        Total                        $  81.1   $   4.1   $   1.7   $  86.9
                                     =======   =======   =======   =======

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

A reconciliation between the (provision) credit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effect of changes in accounting principles is as follows:

                                                                                       Year Ended December 31,
                                                                                     --------------------------
                                                                                       1995      1994      1993
---------------------------------------------------------------------------------------------------------------
Amount of federal income tax (provision) credit based on the statutory rate          $(36.1)   $ 53.1    $ 73.1
Percentage depletion                                                                    4.2       5.6       6.4
Revision of prior years' tax estimates and other changes in valuation allowances        1.5        .5       3.9
Foreign taxes, net of federal tax benefit                                              (5.4)     (5.3)     (2.6)
Increase in net deferred income tax assets due to tax rate change                                 1.8       3.4
Other                                                                                  (1.6)     (1.7)      2.7
                                                                                     ------    ------    ------
(Provision) credit for income taxes                                                  $(37.4)   $ 54.0    $ 86.9
                                                                                     ======    ======    ======

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

The Company adopted SFAS 109 as of January 1, 1993, as discussed in
Note 1. The components of the Company's net deferred income tax assets are as follows:

                                                                         December 31,
                                                                      ------------------
                                                                         1995       1994
----------------------------------------------------------------------------------------
Deferred income tax assets:
  Postretirement benefits other than pensions                         $ 289.9    $ 293.7
  Loss and credit carryforwards                                         155.8      187.4
  Other liabilities                                                     107.8      109.6
  Pensions                                                               56.0       51.0
  Foreign and state deferred income tax liabilities                      30.8       28.1
  Property, plant, and equipment                                         22.9       23.1
  Inventories                                                             1.8
  Other                                                                  10.7        3.5
  Valuation allowances                                                 (128.5)    (133.9)
                                                                      -------    -------
    Total deferred income tax assets - net                              547.2      562.5
                                                                      -------    -------
Deferred income tax liabilities:
  Property, plant, and equipment                                       (179.8)    (203.2)
  Investments in and advances to unconsolidated affiliates              (66.4)     (63.8)
  Inventories                                                                       (8.3)
  Other                                                                  (9.5)      (6.4)
                                                                      -------    -------
    Total deferred income tax liabilities                              (255.7)    (281.7)
                                                                      -------    -------

Net deferred income tax assets                                        $ 291.5    $ 280.8
                                                                      =======    =======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


The valuation allowances listed above relate primarily to loss and credit carryforwards and postretirement benefits other than pensions. As of December 31, 1995, approximately $97.4 of the net deferred income tax assets listed above relate to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes, based on the cyclical nature of its business, its history of prior operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided. The remaining portion of the Company's net deferred income tax assets at December 31, 1995, is approximately $194.1. A principal component of this amount is the tax benefit associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30- to 40-year period. If such deductions create or increase a net operating loss in any one year, the Company has the ability to carry forward such loss for 15 taxable years. For these reasons, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized, despite the operating losses incurred in recent years.

As of December 31, 1995 and 1994, $53.5 and $37.9, respectively, of the net deferred income tax assets listed above are included on the Consolidated Balance Sheets in the caption entitled Prepaid expenses and other current assets. Certain other portions of the deferred income tax assets and liabilities listed above are included on the Consolidated Balance Sheets in the captions entitled Other accrued liabilities and Long-term liabilities.

The Company and its subsidiaries (collectively, the "KACC Subgroup") were included in the consolidated federal income tax returns of MAXXAM for the period from October 28, 1988, through June 30, 1993. As a consequence of the issuance of the Depositary Shares on June 30, 1993, as discussed in Note 8, the KACC Subgroup is no longer included in the consolidated federal income tax returns of MAXXAM. The KACC Subgroup has become a member of a new consolidated return group of which Kaiser is the common parent corporation (the "New Kaiser Tax Group"). The New Kaiser Tax Group files consolidated federal income tax returns for taxable periods beginning on or after July 1, 1993.

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

The following table presents the Company's tax attributes for federal income tax purposes as of December 31, 1995, under the terms of the New KACC Tax Allocation Agreement. The utilization of certain of these tax attributes is subject to limitations:

                                                                    Expiring
                                                                     Through
----------------------------------------------------------------------------
Regular tax attribute carryforwards:
  Net operating losses                                   $ 32.9         2007
  General business tax credits                             28.4         2008
  Foreign tax credits                                      89.4         2000
  Alternative minimum tax credits                          19.4   Indefinite
Alternative minimum tax attribute carryforwards:
  Net operating losses                                   $ 17.1         2002
  Foreign tax credits                                      83.3         2000

6.Employee Benefit and Incentive Plans
--------------------------------------

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


The funded status of the employee pension benefit plans and the corresponding amounts that are included in the Company's Consolidated Balance Sheets are as follows:

                                                                                           Plans with Accumulated
                                                                                        Benefits Exceeding
Assets(1)
                                                                                                December 31,
                                                                                        --------------------------
                                                                                             1995             1994
------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation:
  Vested employees                                                                        $ 753.0          $ 663.9
  Nonvested employees                                                                        28.7             41.1
                                                                                          -------          -------
  Accumulated benefit obligation                                                            781.7            705.0
Additional amounts related to projected salary increases                                     34.2             30.0
                                                                                          -------          -------
Projected benefit obligation                                                                815.9            735.0
Plan assets (principally common stocks and fixed income obligations) at fair value         (592.3)          (524.6)
                                                                                          -------          -------
Plan assets less than projected benefit obligation                                          223.6            210.4
Unrecognized net losses                                                                     (54.7)           (42.5)
Unrecognized net obligations                                                                  (.5)             (.8)
Unrecognized prior-service cost                                                             (28.2)           (30.9)
Adjustment required to recognize minimum liability                                           49.8             42.9
                                                                                          -------          -------
Accrued pension obligation included in the Consolidated Balance Sheets
  (principally in Long-term liabilities)                                                  $ 190.0          $ 179.1
                                                                                          =======          =======

(1) Includes plans with assets exceeding accumulated benefits by approximately $.1 and $.3 in 1995 and 1994, respectively.

As required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded an after-tax credit (charge) to equity of $(4.7) and $12.5 at December 31, 1995 and 1994, respectively, for the reduction (excess) of the minimum liability over the unrecognized net obligation and prior-service cost. These amounts were recorded net of the related income tax (provision) credit of $2.8 and $(7.3) as of December 31, 1995 and 1994, respectively, which approximated the federal and state statutory rates.

The components of net periodic pension cost are:

                                                         Year Ended December 31,
                                                        --------------------------
                                                          1995      1994      1993
----------------------------------------------------------------------------------
Service cost -benefits earned during the period        $  10.0   $  11.2   $  10.8
Interest cost on projected benefit obligation             59.8      57.3      59.2
Return on assets:
  Actual gain                                           (112.2)      (.8)    (70.3)
  Deferred gain (loss)                                    64.6     (53.0)     15.9
Net amortization and deferral                              4.2       4.1       2.3
                                                       -------   -------   -------
Net periodic pension cost                              $  26.4   $  18.8   $  17.9
                                                       =======   =======   =======

Assumptions used to value obligations at year-end, and to determine the net periodic pension cost in the subsequent year are:

                                                  1995    1994    1993
---------------------------------------------------------------------
Discount rate                                     7.5%    8.5%    7.5%
Expected long-term rate of return on assets       9.5%    9.5%    10.0
Rate of increase in compensation levels           5.0%    5.0%    5.0%

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Postretirement Benefits Other Than Pensions
The Company and its subsidiaries provide postretirement health care and life insurance benefits to eligible retired employees and their dependents. Substantially all employees may become eligible for those benefits if they reach retirement age while still working for the Company or its subsidiaries. These benefits are provided through contracts with various insurance carriers. The Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by operations. The Company adopted SFAS 106 to account for postretirement benefits other than pensions as of January 1, 1993, as discussed in Note 1.

In 1995, the Company adopted the Kaiser Aluminum Medicare Program ("KAMP"). KAMP is mandatory for all salaried retirees over 65 and for USWA retirees who retire after December 31, 1995, when they become 65, and voluntary for other hourly retirees of the Company's operations in the states of California, Louisiana, and Washington. The USWA contract, ratified on February 28, 1995, also contained changes to the retiree health benefits. These changes included increased retirees' copayments, deductibles, and coinsurance, and restricted Medicare Part B premium reimbursement to the 1995 level for employees retiring after November 1, 1994. These changes will lower the Company's expenses for retiree medical care.

The Company's accrued postretirement benefit obligation is composed of the following:

                                                              December 31,
                                                            ----------------
                                                              1995      1994
----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                  $557.6    $566.2
  Active employees eligible for postretirement benefits       30.7      30.2
  Active employees not eligible for postretirement benefits   61.1      98.7
                                                            ------    ------
  Accumulated postretirement benefit obligation              649.4     695.1
Unrecognized net gains                                        20.5      55.0
Unrecognized gains related to prior-service costs            110.9      31.8
                                                            ------    ------
Accrued postretirement benefit obligation                   $780.8    $781.9
                                                            ======    ======

The components of net periodic postretirement benefit cost are:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1995     1994     1993
----------------------------------------------------------------------------
Service cost                                         $ 4.5    $ 8.2    $ 7.1
Interest cost                                         52.3     56.9     58.5
Amortization of prior service cost                    (8.9)    (3.2)
                                                     -----    -----    -----
Net periodic postretirement benefit cost             $47.9    $61.9    $65.6
                                                     =====    =====    =====

The 1996 annual assumed rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) are 8.0% and 7.5% for retirees under 65 and over 65, respectively, and are assumed to decrease gradually to 5.0% in 2007 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $68.7 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $7.8. The weighted average discount rate used to determine the accumulated postretirement benefit obligation at December 31, 1995 and 1994, was 7.5% and 8.5%, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Postemployment Benefits
The Company provides certain benefits to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 to account for postemployment benefits as of January 1, 1993, as discussed in Note 1.

Incentive Plans
Effective January 1, 1989, the Company and Kaiser adopted an unfunded Long-Term Incentive Plan (the "LTIP") for certain key employees of the Company, Kaiser, and their consolidated subsidiaries. All compensation vested as of December 31, 1992, under the LTIP, as amended in 1991 and 1992, has been paid to the participants in cash or common stock of Kaiser as of December 31, 1993. Under the LTIP, as amended, 764,092 restricted shares were distributed to six Company executives during 1993 for benefits generally earned but not vested as of December 31, 1992. These shares generally will vest at the rate of 25% per year. The Company will record the related expense of $6.5 over the four-year period ending December 31, 1996. In 1993, the Company adopted the Kaiser 1993 Omnibus Stock Incentive Plan. A total of 2,500,000 shares of Kaiser common stock were reserved for awards or for payment of rights granted under the Plan, of which 544,839 shares were available to be awarded at December 31, 1995. Under the Kaiser 1993 Omnibus Stock Incentive Plan, 102,564 restricted shares were distributed to two Company executives during 1994, which will vest at the rate of 25% per year. The Company will record the related expense of $1.0 over the four-year period ending December 31, 1998.

In 1993 and 1994, the Compensation Committee of the Board of Directors approved the award of "nonqualified stock options" to members of management other than those participating in the LTIP. These options to acquire Kaiser's common stock generally will vest at the rate of 20-25% per year. Information relating to nonqualified stock options is shown below:

                                                                                  1995        1994      1993
------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                             1,119,680     664,400
Granted                                                                                    494,800   664,400
Exercised (at $7.25 and $9.75 per share)                                      (155,500)     (6,920)
Expired or forfeited                                                           (38,095)    (32,600)
                                                                             ---------   ---------   -------
Outstanding at end of year (prices ranging from $7.25 to $12.75 per share)     926,085   1,119,680   664,400
                                                                             =========   =========   =======

Exercisable at end of year                                                     211,755     120,180
                                                                             =========   =========

In 1995, the Company adopted the Kaiser Aluminum Total Compensation System, an unfunded incentive compensation program. The program provides incentive pay based on performance against plan over a three-year period. the Company also has a supplemental savings and retirement plan for salaried employees, under which the participants contribute a percentage of their base salaries.

The Company's expense for the above plans was $11.9, $6.1, and $5.3 for the years ended December 31, 1995, 1994, and 1993, respectively.

7.  Redeemable Preference Stock
-------------------------------

In March 1985, the Company entered into a three-year agreement with the USWA whereby shares of a new series of "Cumulative (1985 Series A) Preference Stock" would be issued to an employee stock ownership plan in exchange for certain elements of wages and benefits. Concurrently, a similar plan was established for certain nonbargaining employees which provided for the issuance of "Cumulative (1985 Series B) Preference Stock." Series A Stock and Series B Stock

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


("Series A and B Stock") each have a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any.

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

                                            1995         1994        1993
-------------------------------------------------------------------------
Shares:
  Beginning of year                      912,167    1,081,548   1,163,221
  Redeemed                              (174,804)    (169,381)    (81,673)
                                        --------    ---------   ---------
  End of year                            737,363      912,167   1,081,548
                                        ========    =========   =========

No additional Series A or B Stock will be issued. While held by the plan trustee, Series B Stock is entitled to cumulative annual dividends, when and as declared by the Board of Directors, payable in stock or in cash at the option of the Company on or after March 1, 1991, in respect to years commencing January 1, 1990, based on a formula tied to the Company's income before tax from aluminum operations. When distributed to plan participants (generally upon separation from the Company), the Series A and B Stocks are entitled to an annual cash dividend of $5 per share, payable quarterly, when and as declared by the Board of Directors.

Redemption fund agreements require the Company to make annual payments by March 31 each year based on a formula tied to consolidated net income until the redemption funds are sufficient to redeem all Series A and B Stock. On an annual basis, the minimum payment is $4.3 and the maximum payment is $7.3. In March 1994 and 1995, the Company contributed $4.3 for each of the years 1993 and 1994, and will contribute $4.3 in March 1996 for 1995.

Under the USWA labor contract effective November 1, 1994, the Company is obligated to offer to purchase up to 40 shares of Series A Stock from each active participant in 1995 at a price equal to its redemption value of $50 per share. The Company also agreed to offer to purchase up to an additional 80 shares from each participant in 1998. In addition, a profitability test was satisfied for 1995; therefore, the Company will offer to purchase from each active participant an additional 20 shares of such preference stock held in the stock ownership plan for the benefit of substantially the same employees in 1996. The employees could elect to receive their shares, accept cash, or place the proceeds into the Company's 401(k) savings plan. The Company will provide comparable purchases of Series B Stock from active participants.

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

The Series A and B Stock is entitled to the same voting rights as the Company's common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with other Company preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Series A and B Stock restricts the ability of the Company to redeem or pay dividends on common stock if the Company is in default on any dividends payable on the Series A and B Stock.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


8.  Stockholders' Equity
------------------------

Changes in stockholders' equity were:

                                                                                        Retained  Additional        Note
                                                                                        Earnings     Minimum  Receivable
                                                     Preference  Common  Additional (Accumulated     Pension        From
                                                          Stock   Stock     Capital     Deficit)   Liability      Parent
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                               $  2.0   $15.4    $1,255.6     $  487.9      $ (6.7)  $(1,185.8)
  Net loss                                                                                (647.3)
  Interest on note receivable from parent                                     115.7                               (115.7)
  Contribution for LTIP shares                                                  3.4
  Conversions (1,967 preference shares into cash)           (.2)
  Capital contribution                                                         96.5
  Preference stock dividends                                                                (1.0)
  Redeemable preference stock accretion                                                     (4.8)
  Additional minimum pension liability                                                                 (14.9)
                                                          -----   -----    --------     --------      ------   ---------
BALANCE, DECEMBER 31, 1993                                  1.8    15.4     1,471.2       (165.2)      (21.6)   (1,301.5)
  Net loss                                                                                (101.6)
  Interest on note receivable from parent                                      86.2                                (86.2)
  Contribution for LTIP shares                                                  2.0
  Capital contribution                                                         66.9
  Preference stock dividends                                                                 (.7)
  Redeemable preference stock accretion                                                     (4.0)
  Reduction of minimum pension liability                                                                12.5
                                                          -----   -----    --------     --------      ------   ---------
BALANCE, DECEMBER 31, 1994                                  1.8    15.4     1,626.3       (271.5)       (9.1)   (1,387.7)
  Net income                                                                                65.3
  Interest on note receivable from parent                                      92.1                                (92.1)
  Contribution for LTIP shares                                                  1.4
  Capital contribution                                                         10.9
  Conversions (1,222 preference shares into cash)           (.1)
  Dividends                                                                                  (.8)
  Redeemable preference stock accretion                                                     (3.9)
  Additional minimum pension liability                                                                  (4.7)
                                                          -----   -----    --------     --------      ------   ---------
BALANCE, DECEMBER 31, 1995                                $ 1.7   $15.4    $1,730.7     $ (210.9)     $(13.8)  $(1,479.8)
                                                          =====   =====    ========     ========      ======   =========

Preference Stock
The Company's Cumulative Convertible Preference Stock, $100 par value ("$100 Preference Stock"), restricts acquisition of junior stock and payment of dividends. At December 31, 1995, such provisions were less restrictive as to the payment of cash dividends than the 1994 Credit Agreement provisions. The Company has the option to redeem the $100 Preference Stocks at par value plus accrued dividends. The Company does not intend to issue any additional shares of the $100 Preference Stocks.

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

                                                December 31,
                                             ------------------
                                               1995        1994
---------------------------------------------------------------
4-1/8%                                        3,237       3,657
4-3/4% (1957 Series)                          2,342       2,605
4-3/4% (1959 Series)                         13,162      13,534
4-3/4% (1966 Series)                          3,473       3,640

Preferred Stock
Series A Convertible - In 1993, Kaiser issued 19,382,950 of its $.65 Depositary Shares (the "Depositary Shares"), each representing one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"). On September 19, 1995, Kaiser redeemed all 1,938,295 Series A Shares, which resulted in the simultaneous redemption of all Depositary Shares in exchange for (i) 13,126,521 shares of Kaiser's common stock and (ii) $2.8 in cash comprised of (a) an amount equal to all accrued and unpaid dividends up to and including the day immediately prior to redemption date and
(b) cash in lieu of any fractional shares of common stock that would have otherwise been issuable.

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

Dividends on Common Stock
The indentures governing the Senior Notes, the 12-3/4% Notes, and the 1994 Credit Agreement restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Under the most restrictive of these covenants, the Company currently is not permitted to pay dividends on its common stock.

9.  Commitments and Contingencies
---------------------------------

Commitments
The Company has financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The aggregate minimum amount of required future principal payments at December 31, 1995, is $88.9, of which $26.7 is due in 1997 and the rest is due in 2002. The Company's share of payments, including operating costs and certain other expenses under the agreement, was $77.5, $85.6, and $86.7 for

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


the years ended December 31, 1995, 1994, and 1993, respectively. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 1995, are as follows: years ending December 31, 1996 - $22.7; 1997 - $21.6; 1998 - $24.6; 1999 - $29.7; 2000 - $27.3; thereafter - $187.0.
The future minimum rentals receivable under noncancelable subleases was $67.0 at December 31, 1995.

Rental expenses were $29.0, $26.8, and $29.0 for the years ended
December 31, 1995, 1994, and 1993, respectively.

Environmental Contingencies
The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 1995, 1994, and 1993:

                                              1995     1994     1993
--------------------------------------------------------------------
Balance at beginning of period               $40.1    $40.9    $46.4
Additional amounts                             3.3      2.8      1.7
Less expenditures                             (4.5)    (3.6)    (7.2)
                                             -----    -----    -----
Balance at end of period                     $38.9    $40.1    $40.9
                                             =====    =====    =====

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 1996 through 2000 and an aggregate of approximately $10.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $23.0 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Asbestos Contingencies
The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years.

The following table presents the changes in number of such claims pending for the years ended December 31, 1995, 1994, and 1993.

                                                   1995     1994     1993
-------------------------------------------------------------------------
Number of claims at beginning of period          25,200    23,400   13,500
Claims received                                  41,700    14,300   11,400
Claims settled or dismissed                      (7,200)  (12,500)  (1,500)
                                                 ------   -------   ------
Number of claims at end of period                59,700    25,200   23,400
                                                 ======   =======   ======

The Company has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending claims may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on the Company between June 30, 1995, and November 30, 1995, were filed in Texas prior to September 1, 1995.

Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $160.1, before consideration of insurance recoveries, is included primarily in Long-term liabilities at December 31, 1995. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $137.9, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1995.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Other Contingencies
The Company is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

10.  Derivative Financial Instruments and Related Hedging Programs
------------------------------------------------------------------

The Company enters into a number of financial instruments in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina, primary aluminum, and fabricated aluminum products prices, and the cost of purchased commodities.

The Company has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose the Company to certain exchange rate risks. In order to mitigate its exposure, the Company periodically enters into forward foreign exchange and currency option contracts in Australian dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At December 31, 1995, the Company had net forward foreign exchange contracts totaling approximately $102.8 for the purchase of 142.4 Australian dollars through April 30, 1997.

To mitigate its exposure to declines in the market prices of alumina, primary aluminum, and fabricated aluminum products, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i) varying quantities of the Company's anticipated production are sold forward at fixed prices; (ii) call options are purchased to allow the Company to participate in certain higher market prices, should they materialize, for a portion of the Company's primary aluminum and alumina sold forward; (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its primary aluminum and alumina; and (iv) put options are purchased to establish minimum prices the Company will receive for a portion of its primary aluminum and alumina. In this regard, in respect of its 1996 anticipated production, as of December 31, 1995, the Company had sold forward 15,750 metric tons of primary aluminum at fixed prices.

In addition, the Company enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, the Company may enter into forward and option contracts. In this regard, at December 31, 1995 the Company had purchased 53,300 metric tons of primary aluminum under forward purchase contracts at fixed prices that expire at various times through December 1996.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


At December 31, 1995, the net unrealized gain on the Company's position in aluminum forward sales and option contracts, based on an average price of $1,721 per metric ton ($.78 per pound) of aluminum, and forward foreign exchange contracts was $4.1.

The Company is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but the Company does not anticipate non-performance by any of these counterparties, given their creditworthiness. When appropriate, the Company arranges master netting agreements.

11.  Segment and Geographical Area Information
----------------------------------------------

Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The aggregate foreign currency gain included in determining net income was $5.3, $.8, and $4.9 for the years ended December 31, 1995, 1994, and 1993, respectively.

Sales of more than 10% of total revenue to a single customer were nil in 1995 and were $58.2 and $40.7 of bauxite and alumina and $147.7 and $145.7 of aluminum processing for the years ended December 31, 1994, and 1993, respectively.

Export sales were less than 10% of total revenue during the years ended December 31, 1995, 1994, and 1993, respectively.

Geographical area information relative to operations is summarized as follows:

                                  Year Ended                                    Other
                                December 31,   Domestic  Caribbean   Africa   Foreign Eliminations       Total
--------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers     1995   $1,589.5     $191.7   $239.4   $ 217.2                $ 2,237.8
                                        1994    1,263.2      169.9    180.0     168.4                  1,781.5
                                        1993    1,177.8      155.4    207.5     178.4                  1,719.1

Sales and transfers among               1995                $ 79.6            $ 191.5      $(271.1)
   geographic areas                     1994                  98.7              139.4       (238.1)
                                        1993                  88.2               79.6       (167.8)

Equity in income (losses) of            1995   $    (.2)                      $  19.4                $    19.2
  unconsolidated affiliates             1994         .2                          (2.1)                    (1.9)
                                        1993                                     (3.3)                    (3.3)

Operating income (loss)                 1995   $   32.5     $  9.8   $ 83.5   $  85.3                $   211.1
                                        1994     (128.5)       9.9     18.3      44.4                    (55.9)
                                        1993     (145.6)     (11.8)    21.9      12.4                   (123.1)

Investment in and advances to           1995   $    1.2     $ 27.1            $ 149.9                $   178.2
  unconsolidated affiliates             1994        1.2       28.8              139.7                    169.7

Identifiable assets                     1995   $2,019.0     $381.9   $196.5   $ 216.9                $ 2,814.3
                                        1994    1,929.3      364.8    200.0     199.5                  2,693.6

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Financial information by industry segment at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993, is as follows:

                                        Year Ended  Bauxite &     Aluminum
                                      December 31,    Alumina   Processing  Corporate       Total
-------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers           1995     $514.2     $1,723.6               $2,237.8
                                              1994      432.5      1,349.0                1,781.5
                                              1993      423.4      1,295.7                1,719.1

Intersegment sales                            1995     $159.7                            $  159.7
                                              1994      146.8                               146.8
                                              1993      129.4                               129.4

Equity in income (losses) of                  1995     $  3.6     $   15.8     $  (.2)   $   19.2
  unconsolidated affiliates                   1994       (4.7)         2.6         .2        (1.9)
                                              1993       (2.5)         (.8)                  (3.3)

Operating income (loss)                       1995     $ 54.0     $  238.9     $(81.8)   $  211.1
                                              1994       19.8         (8.4)     (67.3)      (55.9)
                                              1993       (4.5)       (46.3)     (72.3)     (123.1)

Effect of changes in accounting principles
  on operating income (loss)
     SFAS 106                                 1993     $ (2.0)    $  (16.1)    $ (1.1)   $  (19.2)
     SFAS 109                                 1993       (7.7)        (7.8)        .3       (15.2)

Depreciation                                  1995     $ 31.1     $   60.4     $  2.8    $   94.3
                                              1994       33.5         59.1        2.8        95.4
                                              1993       35.3         59.9        1.9        97.1

Capital expenditures                          1995     $ 27.3     $   44.0     $  8.1    $   79.4
                                              1994       28.9         39.9        1.2        70.0
                                              1993       35.3         31.2        1.2        67.7

Investment in and advances to                 1995     $129.9     $   47.1     $  1.2    $  178.2
  unconsolidated affiliates                   1994      136.6         31.9        1.2       169.7

Identifiable assets                           1995     $746.0     $1,341.2     $727.1    $2,814.3
                                              1994      749.6      1,242.3      701.7     2,693.6

12.  Subsidiary Guarantors
--------------------------

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance
Corporation ("KFC"), Kaiser Jamaica Corporation ("KJC"), and Alpart Jamaica Inc. ("AJI") (collectively referred to as the "Subsidiary
Guarantors") are domestic wholly owned (directly or indirectly) subsidiaries of the Company that have provided subordinated guarantees of the Senior Notes and the 12-3/4% Notes (see Note 4).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


KAAC, KJC, and AJI are wholly owned subsidiaries, which serve as holding companies for the Company's investments in QAL and Alpart. KFC is a wholly owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries. Summary of combined financial information for the Subsidiary Guarantors as of December 31, 1995 and 1994, is as follows:


Summary of Combined Financial Position

                                                                December 31,
                                                            -------------------
                                                                1995       1994
-------------------------------------------------------------------------------
Assets
Current assets                                              $  108.0   $   84.2
Due from the Company                                           705.4      683.4
Investments in and advances to unconsolidated affiliates       102.8      107.8
Property, plant, and equipment - net                           262.4      258.0
Other assets                                                    23.4       28.0
                                                            --------   --------
  Total                                                     $1,202.0   $1,161.4
                                                            ========   ========

Liabilities and Stockholders' Equity
Current liabilities                                         $  180.9   $  163.2
Due to the Company                                             272.5      281.8
Other long-term liabilities                                     51.8       49.6
Long-term debt - net of current maturity                        66.3       72.5
Minority interest                                               73.6       70.1
Stockholders' equity                                           556.9      524.2
                                                            --------   --------
  Total                                                     $1,202.0   $1,161.4
                                                            ========   ========

Summary of Combined Operations

                                                                            Year Ended December 31,
                                                                           ------------------------
                                                                             1995     1994     1993
---------------------------------------------------------------------------------------------------
Net sales                                                                  $401.4   $354.7   $326.3
Costs and expenses                                                          366.7    321.4    348.0
                                                                           ------   ------   ------
Operating income (loss)                                                      34.7     33.3    (21.7)
Other income (expense):
  Interest and other income (expense)                                        37.2    (28.0)    26.0
  Interest expense                                                          (29.9)   (22.3)   (20.4)
                                                                           ------   ------   ------
Income (loss) before income taxes, minority interests, and cumulative
  effect of change in accounting principle                                   42.0    (17.0)   (16.1)
(Provision) credit for income taxes                                         (14.8)    (6.9)     3.8
Minority interest                                                             5.5      6.7      7.6
                                                                           ------   ------   ------
Income (loss) before cumulative effect of change in accounting principle     32.7    (17.2)    (4.7)
Cumulative effect of change in accounting principle                                           (11.3)
                                                                           ------   ------   ------
Net income (loss)                                                          $ 32.7   $(17.2)  $(16.0)
                                                                           ======   ======   ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In millions of dollars, except share amounts)
----------------------------------------------------------------------


Notes to Summary of Combined Financial Information for the Subsidiary
Guarantors

Income Taxes - The Subsidiary Guarantors were included in the consolidated federal income tax returns of MAXXAM through June 30, 1993. Effective July 1, 1993, the Subsidiary Guarantors became members of the consolidated federal income tax return group of which Kaiser is the common parent corporation. The taxable income (loss) of the Subsidiary Guarantors for periods beginning on or after July 1, 1993, is included in the consolidated federal income tax returns of Kaiser. The (provision) credit for income taxes is computed as if each Subsidiary Guarantor filed returns on a separate company basis.

Effective January 1, 1993, the Subsidiary Guarantors adopted SFAS 109, which required the restatement of certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988. The cumulative effect of the change in accounting principle, as of January 1, 1993, reduced the Subsidiary Guarantors' results of operations by $11.3. Included in Other assets and Other long-term liabilities at December 31, 1995, are $20.9 and $51.8 of deferred income tax assets and liabilities, respectively.

Receivables and Payables - At December 31, 1995, receivables from and payables to the Company include $690.6 and $260.9 of interest bearing loans, respectively. The similar amounts at December 31, 1994 were $663.8 and $272.9.

Inventory Valuation - Inventories are stated at first-in, first-out
(FIFO) cost, not in excess of market.

Investments - At December 31, 1995 KAAC held a 28.3% interest in QAL. This investment is accounted for by the equity method. The equity in QAL's loss before income taxes of $3.6 and $4.7 in 1995 and 1994, respectively, is included in the Company's cost of products sold.

Foreign Currency - The functional currency of the Subsidiary
Guarantors is the United States dollar, and accordingly, translation gains (losses) included in net income (loss) were $14.1, $(42.4), and $5.6 for the years ended December 31, 1995, 1994, and 1993, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                 -----------------------------------------------------
(In millions of dollars)                                              1995       1994       1993       1992       1991
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                      $    21.7  $    12.0  $    14.2  $    18.5  $    15.5
  Receivables                                                        310.2      200.5      236.0      271.1      219.0
  Inventories                                                        525.7      468.0      426.9      439.9      498.6
  Prepaid expenses and other current assets                           76.6      158.0       60.7       37.0       84.0
                                                                 ---------  ---------  ---------  ---------  ---------
    Total current assets                                             934.2      838.5      737.8      766.5      817.1

Investments in and advances to unconsolidated affiliates             178.2      169.7      183.2      150.1      161.9
Property, plant, and equipment - net                               1,109.6    1,133.2    1,163.7    1,066.8    1,014.5
Deferred income taxes                                                268.8      271.0      210.3
Other assets                                                         323.5      281.2      233.2      190.4      145.2
                                                                 ---------  ---------  ---------  ---------  ---------
    Total                                                        $ 2,814.3  $ 2,693.6  $ 2,528.2  $ 2,173.8  $ 2,138.7
                                                                 =========  =========  =========  =========  =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accruals                                  $   448.0  $   434.1  $   339.6  $   351.3  $   461.3
  Accrued postretirement benefit obligation - current portion         46.8       47.0       47.6
  Payable to affiliates                                               95.3       85.2       62.4       78.5       87.1
  Long-term debt - current portion                                     8.9       11.5        8.7       25.9       26.3
  Notes payable to parent - current portion                           10.7       21.2       12.6
                                                                 ---------  ---------  ---------  ---------  ---------
    Total current liabilities                                        609.7      599.0      470.9      455.7      574.7

Long-term liabilities                                                548.5      495.5      501.7      281.7      212.9
Accrued postretirement benefit obligation                            734.0      734.9      713.1
Long-term debt                                                       749.2      751.1      720.2      765.1      681.5
Notes payable to parent                                                8.6       23.5       18.9
Minority interests                                                    91.4       85.4       69.7       70.1       71.9
Redeemable preferred stock                                            29.6       29.0       33.6       32.8       34.8
Stockholders' equity (deficit):
  Preference stock                                                     1.7        1.8        1.8        2.0        2.2
  Common stock                                                        15.4       15.4       15.4       15.4       15.4
  Additional capital                                               1,730.7    1,626.3    1,471.2    1,255.6    1,118.4
  Retained earnings (accumulated deficit)                           (210.9)    (271.5)    (165.2)     487.9      476.2
  Additional minimum pension liability                               (13.8)      (9.1)     (21.6)      (6.7)
  Less:  Note receivable from parent                              (1,479.8)  (1,387.7)  (1,301.5)  (1,185.8)  (1,049.3)
                                                                 ---------  ---------  ---------  ---------  ---------
    Total stockholders' equity (deficit)                              43.3      (24.8)        .1      568.4      562.9
                                                                 ---------  ---------  ---------  ---------  ---------
    Total                                                        $ 2,814.3  $ 2,693.6  $ 2,528.2  $ 2,173.8  $ 2,138.7
                                                                 =========  =========  =========  =========  =========

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
(In millions of dollars)                                             1995      1994      1993      1992      1991
-----------------------------------------------------------------------------------------------------------------
Net sales                                                        $2,237.8  $1,781.5  $1,719.1  $1,909.1  $2,000.8
                                                                 --------  --------  --------  --------  --------

Costs and expenses:
  Cost of products sold                                           1,798.4   1,625.5   1,587.7   1,619.3   1,594.2
  Depreciation                                                       94.3      95.4      97.1      80.3      73.2
  Selling, administrative, research and development,
    and general                                                     134.0     116.5     121.6     119.3     117.6
  Restructuring of operations                                                            35.8
                                                                 --------  --------  --------  --------  --------
    Total costs and expenses                                      2,026.7   1,837.4   1,842.2   1,818.9   1,785.0

Operating income (loss)                                             211.1     (55.9)   (123.1)     90.2     215.8

Other income (expense):
  Interest expense                                                  (93.9)    (88.6)    (84.2)    (78.7)    (82.7)
  Other - net                                                       (14.1)     (7.3)     (1.5)     16.9      16.4
                                                                 --------  --------  --------  --------  --------
Income (loss) before income taxes, minority interests,
  extraordinary loss, and cumulative effect of changes in
  accounting principles                                             103.1    (151.8)   (208.8)     28.4     149.5

(Provision) credit for income taxes                                 (37.4)     54.0      86.9      (5.3)    (32.4)

Minority interests                                                    (.4)      1.6       4.3       6.5       7.6
                                                                 --------  --------  --------  --------  --------

Income (loss) before extraordinary loss and cumulative
  effect of changes in accounting principles                         65.3     (96.2)   (117.6)     29.6     124.7

Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $2.9 and $11.2 for 1994 and 1993, respectively                (5.4)    (21.8)

Cumulative effect of changes in accounting principles,
  net of tax benefit of $237.7                                                         (507.9)
                                                                 --------  --------  --------  --------  --------
Net income (loss)                                                $   65.3  $ (101.6) $ (647.3) $   29.6  $  124.7
                                                                 ========  ========  ========  ========   =======









KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES



QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                          Quarter Ended
                                       --------------------------------------------

(In millions of dollars)               March 31   June 30  September 30 December 31
-----------------------------------------------------------------------------------
1995
  Net sales                              $513.0    $583.4        $550.3      $591.1
  Operating income                         32.7      63.7          53.4        61.3
  Net income                                4.8      24.5          13.8        22.2

1994
  Net sales                              $415.1    $459.5        $461.1      $445.8
  Operating loss                           25.6      14.1           6.8         9.4
  Net loss                                 33.5      22.1          19.5        26.5(1)


(1) Includes pre-tax charges of approximately $10.3, principally related to establishing additional litigation and environmental reserves in the fourth quarter of 1994.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)  Index to Financial Statements and Schedules

     1.  Financial Statements . . . . . . . . . . . . . . . . .   Page
         --------------------                                     ----

         Report of Independent Public Accountants . . . . . . .     27

         Consolidated Balance Sheets. . . . . . . . . . . . . .     28

         Statements of Consolidated Income (Loss) . . . . . . . .   29

         Statements of Consolidated Cash Flows. . . . . . . . . .   30

         Notes to Consolidated Financial Statements . . . . . . .   31

         Five-Year Financial Data . . . . . . . . . . . . . . . .   54

         Quarterly Financial Data . . . . . . . . . . . . . . . .   56

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



                               KAISER ALUMINUM & CHEMICAL CORPORATION
     Date:  March 27, 1996           George T. Haymaker, Jr.
                               ---------------------------------------
                                     George T. Haymaker, Jr.
                                    Chairman of the Board and
                                     Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  March 27, 1996           George T. Haymaker, Jr.
                               ---------------------------------------
                                     George T. Haymaker, Jr.
                                    Chairman of the Board and
                                     Chief Executive Officer
                                   (Principal Executive Officer)

     Date:  March 27, 1996                John T. La Duc
                               ---------------------------------------
                                          John T. La Duc
                                  Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)

Date:  March 27, 1996                  Arthur S. Donaldson
                               ---------------------------------------
                                       Arthur S. Donaldson
                                            Controller
                                   (Principal Accounting Officer)

     Date:  March 27, 1996             Robert J. Cruikshank
                               ---------------------------------------
                                       Robert J. Cruikshank
                                             Director

     Date:  March 27, 1996              Charles E. Hurwitz
                               ---------------------------------------
                                        Charles E. Hurwitz
                                             Director

     Date:  March 27, 1996                 Ezra G. Levin
                               ---------------------------------------
                                           Ezra G. Levin
                                             Director

     Date:  March 27, 1996                 Robert Marcus
                               ---------------------------------------
                                           Robert Marcus
                                             Director

     Date:  March 27, 1996                Robert J. Petris
                               ---------------------------------------
                                          Robert J. Petris
                                             Director

                           INDEX OF EXHIBITS

Exhibit
Number                     Description
-------                    -----------

   3.1 Restated Certificate of Incorporation of Kaiser Aluminum & Chemical Corporation (the "Company" or "KACC"), dated July 25, 1989 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, dated August 25, 1989, filed by KACC, Registration No. 33-30645).

   3.2 Certificate of Retirement of KACC, dated February 7, 1990 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1989, filed by KACC, File No. 1-3605).

   3.3 By-laws of KACC, amended and restated as of December 15, 1994 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-K for the period ended December 31, 1994, filed by



         KACC, File No. 1-3605).

   4.1 Indenture, dated as of February 1, 1993, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC's 12 % Senior Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

   4.2 First Supplemental Indenture, dated as of May 1, 1993, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  *4.3 Second Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 1, 1993.

   4.4 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 9 7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit
         4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-9447).

  *4.5 First Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 17, 1994.

   4.6 Credit Agreement, dated as of February 17, 1994, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-
         9447).

   4.7 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 17, 1994, among Kaiser, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

   4.8 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among Kaiser, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-9447).

Exhibit
Number                     Description
-------                    -----------

   4.9 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit
         4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1995, filed by Kaiser, File No. 1-9447).

  4.10 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit
         4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995, filed by Kaiser, File No. 1-9447).


 *4.11 Fifth Amendment to Credit Agreement, dated as of December 11, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business
         Credit, Inc., as Agent.

  4.12 Certificate of Designations of Series A Mandatory Conversion Premium Dividend Preferred Stock of Kaiser, dated June 28, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by Kaiser, File No. 1-9447).

  4.13   Deposit Agreement between Kaiser and The First National
         Bank of Boston, dated as of June 30, 1993 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by Kaiser, File No. 1-9447).

  4.14 Intercompany Note between Kaiser and KACC (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

  4.15 Senior Subordinated Intercompany Note between KACC and a subsidiary of MAXXAM, dated December 15, 1992 (incorporated by reference to Exhibit 4.10 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-9447).

  4.16 Certificate of Designations of 8.255% PRIDES, Convertible Preferred Stock of Kaiser, dated February 17, 1994
         (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-9447).

  4.17 Senior Subordinated Intercompany Note between Kaiser and KACC dated February 15, 1994 (incorporated by reference to Exhibit
         4.22 to the Report on Form 10-K for the  period ended
         December 31, 1993, filed by Kaiser, File No. 1-9447).

  4.18 Senior Subordinated Intercompany Note between Kaiser and KACC dated March 17, 1994 (incorporated by reference to Exhibit
         4.23 to the Report on Form 10-K for the  period ended
         December 31, 1993, filed by Kaiser, File No. 1-9447).

  4.19 Senior Subordinated Intercompany Note between Kaiser and KACC dated June 30, 1993 (incorporated by reference to Exhibit
         4.24 to the Report on Form 10-K for the  period ended
         December 31, 1993, filed by Kaiser, File No. 1-9447).

Exhibit
Number                      Description
-------                     -----------

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

  10.1 Form of indemnification agreement with officers and directors (incorporated by reference to Exhibit (10)(b) to the Registration Statement of Kaiser on Form S-4, File No.
         33-12836).

  10.2   Tax Allocation Agreement between MAXXAM and KACC
         (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration No. 33-30645).

  10.3   Tax Allocation Agreement between Kaiser and MAXXAM
         (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by Kaiser, Registration No. 33-37895).

  10.4 Tax Allocation Agreement, dated as of June 30, 1993, between KACC and Kaiser (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  10.5   Assumption Agreement, dated as of October 28, 1988
         (incorporated by reference to Exhibit HHH to the Final
         Amendment to the Schedule 13D of MAXXAM Group Inc. and others in respect of the Common Stock of KAC, par value $.33-1/3 per share).

  10.6   Agreement, dated as of June 30, 1993, between Kaiser and
         MAXXAM (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

             Executive Compensation Plans and Arrangements
                  [Exhibits 10.7 - 10.20, inclusive]

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

  10.9   Kaiser 1995 Employee Incentive Compensation Program
         (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1995, filed by Kaiser, File No. 1-9447).

 10.10   Kaiser 1995 Executive Incentive Compensation Program
         (incorporated by reference to Exhibit 99 to the Proxy
         Statement, dated April 26, 1995, filed by Kaiser, File No. 1-
         9447).

 10.11 Employment Agreement, dated April 1, 1993, among Kaiser, KACC, and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by Kaiser, File No. 1-
         9447).

Exhibit
Number                     Description
-------                    -----------

 10.12 Promissory Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC (incorporated by reference to Exhibit 10.54 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

 10.13 Promissory Note, dated February 1, 1989, by Anthony R. Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit 10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

 10.14 Promissory Note, dated July 19, 1990, by Anthony R. Pierno to MAXXAM (incorporated by reference to Exhibit 10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

 10.15   Promissory Note, dated July 20, 1993, between MAXXAM and
         Byron L. Wade (incorporated by reference to Exhibit 10.59 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

 10.16 Employment Agreement, dated August 20, 1993, between KACC and Robert E. Cole (incorporated by reference to Exhibit 10.63 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

 10.17 Compensation Agreement, dated July 18, 1994, between KACC and Larry L. Watts (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

 10.18 Compensation Agreement, dated July 18, 1994, between KACC and Geoff S. Smith (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

 10.19 Letter Agreement, dated January 1995, between Kaiser and Charles E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-
         9447).

 10.20 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC common stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-9447).

   *21   Significant Subsidiaries of KACC.

   *27   Financial Data Schedule.

----------

     *      Filed herewith

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

                                                           Place of
                                                          Incorporation
     Name                                                 or Organization
     ----                                                 ---------------
     Alpart Jamaica Inc. . . . . . . . . . . . . . .      Delaware
     Alumina Partners of Jamaica (partnership) . . .      Delaware
     Anglesey Aluminium Limited. . . . . . . . . . .      United Kingdom
     Kaiser Alumina Australia Corporation. . . . . .      Delaware
     Kaiser Aluminium International, Inc.. . . . . .      Delaware
     Kaiser Aluminum & Chemical of Canada Limited. .      Ontario
     Kaiser Bauxite Company. . . . . . . . . . . . .      Nevada
     Kaiser Finance Corporation. . . . . . . . . . .      Delaware
     Kaiser Jamaica Bauxite Company (partnership). .      Jamaica
     Kaiser Jamaica Corporation. . . . . . . . . . .      Delaware
     Queensland Alumina Limited. . . . . . . . . . .      Queensland
     Volta Aluminium Company Limited . . . . . . . .      Ghana

Domestic          California                                              Pennsylvania
Operations        ----------                                              ------------
(Partial List)      Los Angeles (City of Commerce)                          Erie
                      Extruded Products                                       Forgings Plant and Offices
                    Los Angeles (Santa Fe Springs)                        South Carolina
                      Extruded Products Fabricating                       --------------
                    Oxnard                                                  Greenwood
                      Forgings                                                Forgings
                    Pleasanton                                              Greenwood
                      R&D at the Center for Technology;                       Machine Shop
                      Administrative Offices                              Tennessee
                  Florida                                                 ---------
                  -------                                                   Jackson
                    Mulberry                                                  Extruded Products
                      Sodium Silicofluoride, Potassium Silicofluoride     Texas
                  Louisiana                                               -----
                  ---------                                                 Dallas
                    Baton Rouge                                               Extruded Products Offices
                      Alumina, Kaiser Alumina Technical Services,           Houston
                      International Business Development, and                 Kaiser Aluminum Corporation Headquarters
                      Environmental Offices                                 Sherman
                    Gramercy                                                  Extruded Products
                      Alumina                                             Washington
                  Michigan                                                ----------
                  --------                                                  Mead
                    Detroit (Southfield)                                      Primary Aluminum;
                      Automotive Product Development and Sales                Division Technology Center
                  Ohio                                                      Richland
                  ----                                                        Extruded Products
                    Canton                                                  Tacoma
                      Castings                                                Primary Aluminum
                    Newark                                                  Trentwood
                      Extruded Products                                       Flat-Rolled Products Plant and Offices
                    Newark
                      Extruded Products
                  Oklahoma
                  --------
                    Tulsa
                      Aluminum and Magnesium Extruded Products; Anodes

-------------------------------------------------------------------------------------------------------------------

Worldwide         Australia                                               Japan
Operations        ---------                                               -----
(Partial List)      Queensland Alumina Limited (28.3% owned)                Furukawa Kaiser Forged Products Company
                      Alumina                                               (47.5%)
                  Canada                                                       Sales Office
                  ------                                                  The Netherlands
                    Kaiser Aluminum & Chemical of Canada Limited          ---------------
                    (100%)                                                  Kaiser Aluminum Mill Products Inc. (100%)
                      Extruded Products                                       Sales Office
                  Ghana                                                   Russia
                  -----                                                   ------
                    Volta Aluminium Company Limited (90%)                   Kaiser Aluminium Russia, Inc. (100%)
                      Primary Aluminum                                        International Business Development
                  Jamaica                                                 Wales, United Kingdom
                  -------                                                 ----------------------
                    Alumina Partners of Jamaica (65%)                       Anglesey Aluminium Limited (49%)
                      Bauxite; Alumina                                        Primary Aluminum
                    Kaiser Jamaica Bauxite Company (49%)
                      Bauxite