Form 10-Q
period 1996-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1996-05-06
CIK 54291

===========================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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

     At April 30, 1996, the registrant had 46,171,365 shares of common stock outstanding.



===========================================================================

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)
                                                                             March 31,    December 31,
                                                                                  1996            1995
                                                                           ---------------------------
                                                                           (Unaudited)
                              Assets
                              ------
Current assets:
  Cash and cash equivalents                                                   $   14.1        $   21.7
  Receivables                                                                    302.3           310.2
  Inventories                                                                    570.2           525.7
  Prepaid expenses and other current assets                                       93.8            76.6
                                                                              ------------------------
    Total current assets                                                         980.4           934.2

Investments in and advances to unconsolidated affiliates                         181.9           178.2
Property, plant, and equipment - net                                           1,104.3         1,109.6
Deferred income taxes                                                            268.6           268.8
Other assets                                                                     340.0           323.5
                                                                              ------------------------
    Total                                                                     $2,875.2        $2,814.3
                                                                              ========================

                Liabilities & Stockholders' Equity
                ----------------------------------
Current liabilities:
  Accounts payable                                                            $  163.7        $  184.5
  Accrued interest                                                                14.0            32.0
  Accrued salaries, wages, and related expenses                                   95.3           105.3
  Accrued postretirement medical benefit obligation - current portion             46.8            46.8
  Other accrued liabilities                                                      135.3           126.2
  Payable to affiliates                                                           93.9            95.3
  Long-term debt - current portion                                                12.0             8.9
  Note payable to parent - current portion                                        10.7            10.7
                                                                              ------------------------
    Total current liabilities                                                    571.7           609.7

Long-term liabilities                                                            554.8           548.5
Accrued postretirement medical benefit obligation                                731.9           734.0
Long-term debt                                                                   836.5           749.2
Note payable to parent                                                             6.4             8.6
Minority interests                                                                92.0            91.4
Redeemable preference stock                                                       28.3            29.6
Stockholders' equity:
  Preference stock                                                                 1.7             1.7
  Common stock                                                                    15.4            15.4
  Additional capital                                                           1,755.3         1,730.7
  Accumulated deficit                                                           (200.8)         (210.9)
  Additional minimum pension liability                                           (13.8)          (13.8)
  Less:  Note receivable from parent                                          (1,504.2)       (1,479.8)
                                                                              ------------------------
    Total stockholders' equity                                                    53.6            43.3
                                                                              ------------------------

    Total                                                                     $2,875.2        $2,814.3
                                                                              ========================

  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
                          (In millions of dollars)

                                                                        Quarter Ended
                                                                          March 31,
                                                                      -----------------
                                                                        1996       1995
                                                                      -----------------
Net sales                                                             $531.1     $513.0
                                                                      -----------------
Costs and expenses:
  Cost of products sold                                                433.7      426.7
  Depreciation                                                          24.0       23.7
  Selling, administrative, research and development, and general        32.8       29.9
                                                                      -----------------
    Total costs and expenses                                           490.5      480.3
                                                                      -----------------

Operating income                                                        40.6       32.7

Other expense:
  Interest expense                                                     (22.7)     (23.6)
  Other - net                                                            (.3)       (.7)
                                                                      -----------------
Income before income taxes and minority interests                       17.6        8.4

Provision for income taxes                                              (6.6)      (2.9)

Minority interests                                                        .1        (.7)
                                                                      -----------------

Net income                                                            $ 11.1     $  4.8
                                                                      =================


  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                     ----------------
                                                                                       1996      1995
                                                                                     ----------------
Cash flows from operating activities:
  Net income                                                                         $ 11.1    $  4.8
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation                                                                       24.0      23.7
    Amortization of excess investment over equity in net assets of unconsolidated
      affiliates                                                                        2.9       2.9
    Amortization of deferred financing costs and discount on long-term debt             1.4       1.3
    Equity in income of unconsolidated affiliates                                      (7.0)     (1.8)
    Minority interests                                                                  (.1)       .7
    Decrease (increase) in receivables                                                  3.9     (69.6)
    Increase in inventories                                                           (44.5)    (35.1)
    (Increase) decrease in prepaid expenses and other assets                          (24.4)     45.5
    Decrease in accounts payable                                                      (20.8)     (7.0)
    Decrease in accrued interest                                                      (18.0)    (18.6)
    Increase (decrease) in payable to affiliates and accrued liabilities                1.8       (.7)
    Decrease in accrued and deferred income taxes                                      (3.6)     (3.5)
    Other                                                                               1.4       2.1
                                                                                     ----------------
      Net cash used for operating activities                                          (71.9)    (55.3)

Cash flows from investing activities:
  Net proceeds from disposition of property and investments                              .4       1.1
  Capital expenditures                                                                (19.8)    (13.7)
  Redemption fund for preference stock                                                 (2.3)     (1.2)
                                                                                     ----------------
      Net cash used for investing activities                                          (21.7)    (13.8)

Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                            (89.4)   (126.5)
  Borrowings of long-term debt, including revolving credit                            179.8     200.2
  Payments to parent                                                                   (2.1)     (5.3)
  Incurrence of financing costs                                                                   (.7)
  Dividends paid                                                                        (.3)      (.2)
  Redemption of preference stock                                                       (2.0)     (3.1)
                                                                                     ----------------
      Net cash provided by financing activities                                        86.0      64.4

Net decrease in cash and cash equivalents during the period                            (7.6)     (4.7)
Cash and cash equivalents at beginning of period                                       21.7      12.0
                                                                                     ----------------

Cash and cash equivalents at end of period                                           $ 14.1    $  7.3
                                                                                     ================

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                         $ 39.2    $ 40.9
  Income taxes paid                                                                     6.1       3.8
  Tax allocation payments to Kaiser Aluminum Corporation                                2.7



  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (In millions of dollars, except prices)

1.   General
- ------------

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

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Operating results for the first quarter of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  Inventories
- ---------------

     The classification of inventories is as follows:

                                                            March 31,  December 31,
                                                                 1996          1995
                                                            -----------------------
     Finished fabricated aluminum products                     $105.6        $ 91.5
     Primary aluminum and work in process                       219.8         195.9
     Bauxite and alumina                                        129.9         119.6
     Operating supplies and repair and maintenance parts        114.9         118.7
                                                               --------------------
       Total                                                   $570.2        $525.7
                                                               ====================

     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.  Contingencies
- -----------------

     Environmental Contingencies - The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1996, the balance of such accruals, which is primarily included in Long-term liabilities, was $37.6. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $10.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     Asbestos Contingencies - The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At March 31, 1996, the number of such lawsuits pending was approximately 66,200, as compared to 59,700 at December 31, 1995. In 1995, approximately 41,700 of such claims were received and 7,200 settled or dismissed and, during the first quarter of 1996, approximately 8,800 of such claims were received and 2,300 settled or dismissed. The Company has been advised by its regional counsel that, although there can be no assurance, the increase in pending claims during 1995 may have been attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, was designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on the Company between June 30, 1995, and November 30, 1995, were filed in Texas prior to September 1, 1995.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $160.9, before consideration of insurance recoveries, is included primarily in Long-term liabilities at March 31, 1996. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While the Company does not presently believe there is a reasonable basis for estimating such

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $138.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 1996.


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

4.   Derivative Financial Instruments and Related Hedging Programs
- ------------------------------------------------------------------

     The Company enters into primary aluminum hedging transactions in the normal course of business. The prices realized by the Company under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products, as well as the costs incurred by the Company on certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary aluminum hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. The Company has employed strategies which include forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In respect of its 1996, 1997, and 1998 anticipated net exposure, at March 31, 1996, the Company had sold forward 105,750 tons* of primary aluminum at fixed prices, had purchased 53,025 tons of primary aluminum under forward purchase contracts at fixed prices, and had purchased put options to establish a minimum price for 96,000 tons of primary aluminum.

     In addition, as of March 31, 1996, the Company had sold approximately 80% and 57% of the alumina available to it in excess of its projected internal smelting requirements for 1996 and 1997, respectively.

- ---------------------------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Approximately 53% of such alumina sold for 1996 and all of such alumina sold for 1997 has been sold at prices linked to the future prices of primary aluminum as a percentage of the price of primary aluminum ("Variable Price Contracts"), and approximately 47% of such alumina sold for 1996 has been sold at fixed prices ("Fixed Price Contracts"). The average realized prices of alumina sold under Variable Price Contracts will depend on future prices of primary aluminum, and the average realized prices of alumina sold under Fixed Price Contracts will substantially exceed the Company's manufacturing cost of alumina.

     The Company also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At March 31, 1996, the Company had net forward foreign exchange contracts totaling approximately $93.7 for the purchase of
130.5 Australian dollars from April 1996 through December 1997, in respect of its commitments for 1996 and 1997 expenditures denominated in Australian dollars.

     At March 31, 1996, the net unrealized gain on the Company's position in aluminum forward sales and option contracts, based on an average price of $1,717 per ton ($.78 per pound) of primary aluminum, and forward foreign exchange contracts, was $13.1.

     See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1995.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (In millions of dollars, except shipments and --------------------- prices)

     The following should be read in conjunction with the response to Item 1, Part I, of this Report.

Results of Operations
- ---------------------

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. See Note 4 of the Notes to Interim Consolidated Financial Statements for an explanation of the Company's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1996 and 1995. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION


                                               Quarter Ended
                                                 March 31,
                                             ----------------
                                               1996      1995
                                             ----------------
Shipments:(1)
  Alumina                                     476.2     446.5

  Aluminum products:
    Primary aluminum                           74.8      47.7
    Fabricated aluminum products               77.2      94.5
                                             ----------------
      Total aluminum products                 152.0     142.2
                                             ================

Average realized sales price:
  Alumina (per ton)                          $  208    $  197
  Primary aluminum (per pound)                  .72       .81

Net sales:
  Bauxite and alumina:
    Alumina                                  $ 99.0    $ 87.9
    Other(2)(3)                                24.4      19.1
                                             ----------------
      Total bauxite and alumina               123.4     107.0
                                             ----------------

  Aluminum processing:
    Primary aluminum                          119.1      85.0
    Fabricated aluminum products              284.9     316.2
    Other(3)                                    3.7       4.8
                                             ----------------
      Total aluminum processing               407.7     406.0
                                             ----------------

      Total net sales                        $531.1    $513.0
                                             ================

Operating income (loss):
  Bauxite and alumina                        $  9.8    $  1.4
  Aluminum processing                          48.5      49.3
  Corporate                                   (17.7)    (18.0)
                                             ----------------
    Total operating income                   $ 40.6    $ 32.7
                                             ================

Net income                                   $ 11.1    $  4.8
                                             ================

Capital expenditures                         $ 19.8    $ 13.7
                                             ================

- ------------------------------------
(1)  In thousands of tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Net Sales

     Bauxite and Alumina - Net sales to third parties for the bauxite and alumina segment was 15% higher in the first quarter of 1996 than in the first quarter of 1995. Net sales from alumina increased 13% in the first quarter of 1996 from the first quarter of 1995, due to higher average realized prices and higher shipments.

     Aluminum Processing - Net sales to third parties for the aluminum processing segment in the first quarter of 1996 was approximately the same as the first quarter of 1995. Net sales from primary aluminum increased 40% in the first quarter of 1996 from the first quarter of 1995, due primarily to higher shipments, partially offset by lower average realized prices. Net sales for the first quarter of 1995 were adversely affected by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 49% of total aluminum products shipments in the first quarter of 1996, compared with approximately 34% in the first quarter of 1995. Net sales from fabricated aluminum products decreased 10% in the first quarter of 1996 from the first quarter of 1995, due to lower shipments for most of these products, partially offset by higher average realized prices for most of these products.

Operating Income (Loss)

     Operating results for the first quarter of 1995 were negatively impacted by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at the Company's 65%-owned Alpart alumina refinery in Jamaica ("Alpart"), and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on results for the first quarter of 1995 was approximately $17.0 in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

     Bauxite and Alumina - This segment's operating income was $9.8 in the first quarter of 1996, compared with $1.4 in the first quarter of 1995, principally due to higher revenue. Operating results for the first quarter of 1995 were negatively impacted by the effect of the strikes and boiler failure.

     Aluminum Processing - This segment's operating income was $48.5 in the first quarter of 1996, compared with $49.3 in the first quarter of 1995, as revenue remained approximately the same in the respective periods. Operating results for the first quarter of 1995 were negatively impacted by the effect of the strike by the USWA.

     Corporate - Corporate operating expenses represented corporate general and administrative expenses which are not allocated to the Company's segments.

Net Income

     The Company reported net income of $11.1 for the first quarter of 1996, compared with net income of $4.8 for the first quarter of 1995. The principal reason for this change was the improvement in operating income previously described.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


Liquidity and Capital Resources
- -------------------------------

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

Operating Activities

     At March 31, 1996, the Company had working capital of $408.7, compared with working capital of $324.5 at December 31, 1995. The increase in working capital was due primarily to an increase in Inventories and Prepaid expenses and other current assets and a decrease in Accounts payable, Accrued interest, and Accrued salaries, wages, and related benefits, partially offset by an increase in Other accrued liabilities.

Investing Activities

     Cash used for investing activities in the first quarter of 1996 consisted primarily of capital expenditures to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities.

Financing Activities

     At March 31, 1996, the Company had long-term debt of $836.5, compared with $749.2 at December 31, 1995. At March 31, 1996, $166.8 (of which
$71.5 could have been used for letters of credit) was available to the Company under the 1994 Credit Agreement.

     Loans under the 1994 Credit Agreement bear interest at a rate per annum, at the Company's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. As of December 31, 1995, the financial test permitted a reduction of 1-1/2% per annum in margins effective January 1, 1996, which reduction is continuing.


                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Sons Inc.

     As previously and more fully stated in Item 3. "LEGAL PROCEEDINGS - Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Sons Inc." in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K"), on December 7, 1995, the United States District Court for the Northern District of California issued the Final Judgment on the remaining claims in that action concluding that the Company is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


up certain parts of the Property (as defined in the Form 10-K), and certain fees and costs associated specifically with the claim by Catellus against the Company. The Company has now paid the City of Richmond $1.8 million in partial satisfaction of such judgment.

Hammons v. Alcan Aluminium Corp. et al

     As previously stated in Item 3. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminium Corp. et al" in the Form 10-K, on March 5, 1996, a class action complaint was filed against Kaiser, Alcan Aluminium Corp., Aluminum Company of America, Alumax, Inc., Reynolds Metals Company and the Aluminum Association in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code Sections 16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States in 1994, to restrict the production of primary aluminum causing consequent rises in prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion.

     On April 2, 1996 the case was removed to and is currently pending in the United States District Court for the Central District of California. The Court has granted defendants until May 9, 1996, to file contemplated motions to dismiss.

Matheson et al v. Kaiser Aluminum Corporation et al

     As previously and more fully stated in Item 3. "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" in the Form 10-K, on March 19, 1996, a lawsuit was filed against MAXXAM, Kaiser and Kaiser's directors challenging and seeking to enjoin a proposed recapitalization and the April 10, 1996, special stockholders' meeting at which the proposed recapitalization was to be considered. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined Kaiser from implementing the proposed recapitalization. On April 10, 1996, the meeting was adjourned to May 1, 1996, without taking a vote on the proposed recapitalization. On April 19, 1996, the Delaware Supreme Court granted defendants' motion to consider, on an expedited basis, defendants' appeal of the preliminary injunction, and has scheduled oral argument on the appeal for May 21, 1996. On May 1, 1996, defendants stockholders approved the proposed recapitalization; however, it will not be implemented pending the outcome of defendants' appeal.

Asbestos-related Litigation

     As previously and more fully stated in Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Form 10-K, the Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The portion of Note 3 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  (a)  Exhibits.

  Exhibit No.                   Exhibit
  -----------                   --------

      27   Financial Data Schedule.

  (b)  Reports on Form 8-K.

   No report on Form 8-K was filed by the Company during the quarter ended March 31, 1996.


                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.


                                    KAISER ALUMINUM & CHEMICAL CORPORATION

                                            /s/  John T. La Duc
                                    By:-------------------------------
                                                 John T. La Duc
                                               Vice President and
                                             Chief Financial Officer


Dated: May 6, 1996