Form 10-Q
period 1996-09-30
KAISER ALUMINUM & CHEMICAL CORP
filed 1996-11-07
CIK 54291

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                       Commission file number 1-9447




                   KAISER ALUMINUM & CHEMICAL CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                           94-0928288
        (State of incorporation)     (I.R.S. Employer Identification No.)


               6177 SUNOL BOULEVARD, PLEASANTON, CA    94566-7769
          (Address of principal executive offices)     (Zip Code)


                               (512) 462-1122
            (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x        No

     At October 31, 1996, the registrant had 46,171,365 shares of common stock outstanding.


      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)



                                                  September 30,    December 31,
                                                           1996            1995
                                               ---------------- ---------------
                    ASSETS                          (Unaudited)
Current assets:
     Cash and cash equivalents                   $        21.5   $         21.7
     Receivables                                         264.3            310.2
     Inventories                                         545.5            525.7
     Prepaid expenses and other current assets           111.7             76.6
                                                 --------------- --------------
          Total current assets                           943.0            934.2

Investments in and advances to unconsolidated
     affiliates                                          174.6            178.2
Property, plant, and equipment - net                   1,126.4          1,109.6
Deferred income taxes                                    284.4            268.8
Other assets                                             343.1            323.5
                                                 --------------- --------------
               Total                             $     2,871.5   $      2,814.3
                                                 =============== ==============

      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                            $       160.5   $        184.5
     Accrued interest                                     13.6             32.0
     Accrued salaries, wages, and related
          expenses                                        64.9            105.3
     Accrued postretirement medical benefit
obligation - current portion                              46.8             46.8
     Other accrued liabilities                           150.9            126.2
     Payable to affiliates                                96.4             95.3
     Long-term debt - current portion                      8.9              8.9
     Notes payable to parent - current portion             8.6             10.7
                                                 --------------- --------------
          Total current liabilities                      550.6            609.7

Long-term liabilities                                    558.3            548.5
Accrued postretirement medical benefit
     obligation                                          727.7            734.0
Long-term debt                                           858.4            749.2
Note payable to parent                                     2.1              8.6
Minority interests                                        91.0             91.4
Redeemable preference stock                               26.7             29.6
Stockholders' equity:
     Preference stock                                      1.7              1.7
     Common stock                                         15.4             15.4
     Additional capital                                1,804.7          1,730.7
     Accumulated deficit                                (198.1)          (210.9)
     Additional minimum pension liability                (13.8)           (13.8)
     Less: Note receivable from parent                (1,553.2)        (1,479.8)
                                                 --------------- --------------
          Total stockholders' equity                      56.7             43.3
                                                 --------------- --------------
               Total                             $      2,871.5  $      2,814.3
                                                 =============== ==============



           The accompanying notes to interim consolidated financial statements are an integral part of these statements.



      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
             (In millions of dollars, except per share amounts)



                                            Quarter Ended                 Nine Months Ended
                                            September 30,                   September 30,
                                   ------------------------------  ------------------------------
                                        1996            1995            1996            1995
                                   ------------------------------  ------------------------------
Net sales                          $        553.4  $        550.3  $      1,652.1  $      1,646.7
                                   ------------------------------  ------------------------------

Costs and expenses:
     Cost of products sold                  485.0           439.3         1,394.8         1,329.8
     Depreciation                            24.3            23.7            72.5            71.1
     Selling, administrative,
          research and development,
          and general                        32.7            33.9            96.0            96.0
                                   ------------------------------  ------------------------------
               Total costs and
                    expenses                542.0           496.9         1,563.3         1,496.9
                                   ------------------------------  ------------------------------

Operating income                             11.4            53.4            88.8           149.8

Other income (expense):
     Interest expense                       (22.6)          (23.9)          (68.3)          (71.3)
     Other - net                              2.2            (7.8)            3.1            (9.8)
                                   ------------------------------  ------------------------------


Income before income taxes and
     minority interests                      (9.0)           21.7            23.6            68.7

Credit (provision) for income taxes           3.8            (7.8)           (8.4)          (24.6)

Minority interests                             .4             (.1)             .5            (1.0)
                                   ------------------------------  ------------------------------
Net income (loss)                  $         (4.8) $         13.8  $         15.7  $         43.1
                                   ==============================  ==============================


           The accompanying notes to interim consolidated financial statements are an integral part of these statements.


      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)





                                                           Nine Months Ended
                                                             September 30,
                                                    ------------------------------
                                                         1996            1995
                                                    ------------------------------
Cash flows from operating activities:
     Net income                                     $         15.7  $         43.1
     Adjustments to reconcile net income to net
          cash provided by (used for) operating
          activities:
          Depreciation                                        72.5            71.1
          Amortization of excess investment over
               equity in net assets of
               unconsolidated affiliates                       8.7             8.7
          Amortization of deferred financing costs
               and discount on long-term debt                  4.1             4.1
          Equity in income of unconsolidated
               affiliates                                     (7.5)          (17.2)
          Minority interests                                   (.4)            1.0
          Decrease (increase) in receivables                  36.6           (86.7)
          Increase in inventories                            (19.8)          (62.6)
          (Increase) decrease in prepaid expenses
               and other assets                              (38.1)           70.5
          Decrease in accounts payable                       (24.1)           (5.2)
          Decrease in accrued interest                       (18.4)          (18.0)
          (Decrease) increase in payable to
               affiliates and accrued liabilities            (18.8)           12.3
          Decrease in accrued and deferred income
               taxes                                         (18.6)           (8.5)
          Other                                                3.7             8.2
                                                    ------------------------------
               Net cash (used for) provided by
                    operating activities                      (4.4)           20.8
                                                    ------------------------------

Cash flows from investing activities:
     Net proceeds from disposition of property and
          investments                                          1.6             6.9
     Expenditures for property, plant, and
          equipment                                          (90.8)          (44.2)
     Investments in unconsolidated affiliates                  (.3)           (9.0)
     Redemption fund for preference stock                     (1.3)            (.2)
                                                    ------------------------------
               Net cash used for investing
                    activities                               (90.8)          (46.5)
                                                    ------------------------------

Cash flows from financing activities:
     Borrowings (repayments) under revolving credit
          facility, net                                      118.1            55.6
     Repayments of long-term debt                             (9.0)           (8.5)
     Payments to parent                                       (8.6)          (13.4)
     Incurrence of financing costs                                             (.8)
     Dividends paid                                            (.6)            (.5)
     Redemption of preference stock                           (5.2)           (8.8)
     Capital contribution                                       .3             1.2
                                                    ------------------------------
               Net cash provided by financing
                    activities                                95.0            24.8
                                                    ------------------------------

Net decrease in cash and cash equivalents during
     the period                                                (.2)            (.9)
Cash and cash equivalents at beginning of period              21.7            12.0
                                                    ------------------------------

Cash and cash equivalents at end of period          $         21.5  $         11.1
                                                    ==============================

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest     $         82.7  $         85.2
     Income taxes paid                                        22.4            23.6
     Tax allocation payments to Kaiser Aluminum
          Corporation                                          2.7             3.0
     Tax allocation payments to MAXXAM Inc.                    1.1


           The accompanying notes to interim consolidated financial statements are an integral part of these statements.



             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of dollars, except prices and per share amounts)

1.   GENERAL

     Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 62% of the Kaiser's common stock, assuming the conversion of each outstanding share of 8.255% PRIDES, Convertible Preferred Stock into one share of Kaiser's common stock, with the remaining approximately 38% publicly held.

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

     Operating results for the quarter and the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   INVENTORIES

     The classification of inventories is as follows:





                                              September 30,    December 31,
                                                       1996            1995
                                             --------------- --------------
Finished fabricated aluminum products        $        108.4  $         91.5
Primary aluminum and work in process                  190.0           195.9
Bauxite and alumina                                   122.5           119.6
Operating supplies and repair and maintenance
     parts                                            124.6           118.7
                                             --------------- --------------
     Total                                   $        545.5  $        525.7
                                             =============== ==============




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

     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1996, the balance of such accruals, which is primarily included in Long-term liabilities, was $32.9. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $7.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $26.5 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved in early 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     Asbestos Contingencies - The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At September 30, 1996, the number of such lawsuits pending was approximately 75,900, as compared to 59,700 at December 31, 1995. During the year 1995, approximately 41,700 of such claims were received and 7,200 were settled or dismissed. During the quarter and nine months ended September 30, 1996, approximately 4,600 and 20,000 of such claims were received and 600 and 3,800 were settled or dismissed, respectively.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $160.0, before consideration of insurance recoveries, is included primarily in Long-term liabilities at September 30, 1996. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.

     A substantial portion of the asbestos-related claims that were filed and served on the Company during 1995 and 1996 were filed in Texas. The Company has been advised by its counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently exempt from certain aspects of the Texas tort reform legislation, management has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation, relating to the doctrine of forum non conveniens, as well as other developments in the legislative and legal environment in Texas, may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance in 1996, albeit at a somewhat reduced rate.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $142.3, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at September 30, 1996.

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


4.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. The Company enters into primary aluminum hedging transactions from time to time in the normal course of business. Primary aluminum hedging transactions are designed to mitigate the Company's exposure to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. The Company has employed strategies which include forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. At September 30, 1996, the Company had sold forward, at fixed prices, approximately 69,000 and 93,600 tons* of primary aluminum in excess of its projected 1997 and 1998 internal fabrication requirements respectively, and had purchased put options to establish a minimum price for 66,000 and 45,000 tons of such 1997 and 1998 surplus, respectively. During October 1996, the Company purchased put options to establish a minimum price for an additional 126,000 tons of primary aluminum in excess of its projected 1997 internal fabrication requirements and entered into option contracts that established a price range for an additional 48,000 tons of the Company's 1998 surplus.

---------------
* All references to tons is this report refer to metric tons of 2,204.6 pounds.

     In addition, at September 30, 1996, the Company had sold forward approximately 73% and 85% of the alumina available to it in excess of its projected internal smelting requirements for 1997 and 1998, respectively. Virtually all of such 1997 and 1998 sales were made at prices indexed to future prices of primary aluminum.

     From time to time, the Company also enters into forward purchase and option transactions to limit its exposure to increases in natural gas and fuel oil costs. As of September 30, 1996, the Company had option contracts for the purchase of approximately 40,000 MMBtu of natural gas per day during the first quarter of 1997, and a combination of fixed price purchase and option contracts for 20,000 MMBtu of natural gas per day for the period April 1997 to December 1998. At September 30, 1996, the Company also held option contracts for 54,000 barrels of fuel oil per month for the period January 1997 through December 1998.

     The Company also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At September 30, 1996, the Company had net forward foreign exchange contracts totaling approximately $81.6 for the purchase of
110.0 Australian dollars from January 1997 through June 1998, in respect of its commitments for 1997 and 1998 expenditures denominated in Australian dollars.

     At September 30, 1996, the net unrealized gain on the Company's position in aluminum forward sales and option contracts, based on an average price of $1,481 per ton ($.67 per pound) of primary aluminum, natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $46.4.

     See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1995.

5.   SUBSEQUENT EVENTS

     On October 23, 1996, (the "Issuance Date"), the Company completed an offering (the "Offering") of $175.0 principal amount of 10-7/8% Senior Notes due 2006 (the "10-7/8% Senior Notes") at 99.5% of their principal amount to yield 10.96% at maturity. The 10-7/8% Senior Notes were not registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 10-7/8% Senior Notes rank pari passu with outstanding indebtedness under the Company's Credit Agreement dated as of February 15, 1994, as amended (the "Credit Agreement") and the Company's 9-7/8% Senior Notes due 2002 (the 9-7/8% Senior Notes) in right and priority of payment and are guaranteed on a senior, unsecured basis by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). Net proceeds from the Offering on the Issuance Date, after estimated expenses, were approximately $168.9, of which $91.7 were utilized to reduce the outstanding borrowings under the revolving credit facility of the Credit Agreement to zero. The remaining net proceeds (approximately $77.2) were invested in short-term investments pending their application for working capital and general corporate purposes, including capital projects. Pursuant to an agreement with the initial purchasers of the 10-7/8% Senior Notes, the Company and the Subsidiary Guarantors agreed to file a registration statement (the "Registration Statement") with the Securities & Exchange Commission within 30 days of the Issuance Date with respect to a registered offer to exchange the 10-7/8% Senior Notes for new notes with substantially identical terms (the "Exchange Offer"), and to use their reasonable best efforts to have the Registration Statement declared effective within 90 days of the Issuance Date and the Exchange Offer consummated within 130 days of the Issuance Date. The Exchange Offer will be made only by means of a prospectus.

     On a pro forma basis, at September 30, 1996, after giving effect to the Offering and the application of proceeds therefrom, the Company's total consolidated indebtedness would have increased from $878.0 to $920.9, borrowing capacity of $273.1 would have been available for use under the Credit Agreement and the Company would have had available additional cash proceeds from the Offering of $37.7.

     During October 1996, the Credit Agreement was amended to, among other things, provide for the Offering of the 10-7/8% Senior Notes discussed above and to modify certain of the financial covenants contained in the Credit Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following should be read in conjunction with the response to Item 1, Part I, of this Report.

     Management's Discussion & Analysis of Financial Condition and Results of Operations, ("MD&A") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in the MD&A and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying MD&A identifies important factors that could cause such differences.

RESULTS OF OPERATIONS

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. See Note 4 of the Notes to Interim Consolidated Financial Statements for an explanation of the Company's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and nine month periods ended September 30, 1996 and 1995. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)





                                             Quarter Ended                 Nine Months Ended
                                             September 30,                   September 30,
                                    ------------------------------  ------------------------------

                                         1996            1995            1996            1995
                                    ------------------------------  ------------------------------
                           (In millions of dollars, except shipments, prices, and per share amounts)
Shipments: (1)
     Alumina                                 598.6           471.5         1,506.7         1,494.6

     Aluminum products:
          Primary aluminum                    88.1            73.0           262.9           184.5
          Fabricated aluminum
               products                       83.1            90.4           245.4           284.3
                                    ------------------------------  ------------------------------
               Total aluminum
                    products                 171.2           163.4           508.3           468.8
                                    ==============================  ==============================

Average realized sales price:
     Alumina (per ton)              $          187  $          206  $          199  $          203
     Primary aluminum (per pound)              .67             .83             .69             .82

Net sales:
     Bauxite and alumina:
          Alumina                   $        111.7  $         97.2  $        300.2  $        303.8
          Other (2) (3)                       25.8            22.3            77.2            65.3
                                    ------------------------------  ------------------------------
               Total bauxite and
                    alumina                  137.5           119.5           377.4           369.1
                                    ------------------------------  ------------------------------

     Aluminum processing:
          Primary aluminum                   130.6           133.4           402.8           335.0
          Fabricated aluminum
               products                      282.4           293.0           861.4           929.0
          Other (3)                            2.9             4.4            10.5            13.6
                                    ------------------------------  ------------------------------
               Total aluminum
                    processing               415.9           430.8         1,274.7         1,277.6
                                    ------------------------------  ------------------------------
                  Total net sales   $        553.4  $        550.3  $      1,652.1  $      1,646.7
                                    ==============================  ==============================

Operating income (loss):
     Bauxite and alumina            $         (2.1) $         14.8  $          8.8  $         36.4
     Aluminum processing                      29.1            58.9           127.8           170.9
     Corporate                               (15.6)          (20.3)          (47.8)          (57.5)
                                    ------------------------------  ------------------------------
          Total operating income    $         11.4  $         53.4  $         88.8  $        149.8
                                    ==============================  ==============================
Net income (loss)                   $         (4.8) $         13.8  $         15.7  $         43.1
                                    ==============================  ==============================

Capital expenditures:
     Property, plant, and equipment $         39.1  $         17.1  $         90.8  $         44.2

     Investments in unconsolidated
          affiliates                            .1             9.0              .3             9.0
                                    ------------------------------  ------------------------------
          Total capital
               expenditures         $         39.2  $         26.1  $         91.1  $         53.2
                                    ==============================  ==============================


------------------------------
(1)  In thousands of tons.
(2)  Includes net sales of bauxite.
(3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.



Recent Trends and Developments

     During 1995, the average Midwest U.S. transaction price (the "AMT Price") for primary aluminum was approximately $.86 per pound compared to $.72 and $.54 per pound in 1994 and 1993, respectively. The significant improvement in prices during 1994 and 1995 resulted from strong growth in Western world consumption of aluminum and the curtailment of production in response to lower prices in prior periods by many producers worldwide. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in London Metal Exchange ("LME") inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. This trend has continued throughout the first ten months of 1996 as the supply of primary aluminum exceeded demand during this period. Net reported primary aluminum inventories have increased by approximately 230,000 tons in 1996 based upon recent reports of the LME (through November 1, 1996) and the International Primary Aluminum Institute (through August 31, 1996), following substantial declines of 764,000 and 1,153,000 tons in 1994 and 1995, respectively. The AMT Price for primary aluminum for the week ended November 1, 1996, was approximately $.68 per pound.

     Increased production of primary aluminum due to restarts of certain previously idled capacity, the commissioning of a major new smelter in South Africa, and the continued high level of exports from the Commonwealth of Independent States have contributed to increased supplies of primary aluminum to the Western world in 1996. While the economies of the major aluminum consuming regions -- the United States, Japan, Western Europe, and Asia -- are performing relatively well, the Company believes that the reduction of aluminum inventories by consumers, as prices have continued to decline, has suppressed the growth in primary aluminum demand that normally accompanies growth in economic and industrial activity. In addition to these supply/demand dynamics, the Company believes the recent decline in primary aluminum prices may have been influenced by a recent major decline in copper prices on the LME.

Fourth Quarter Results

     The Company expects to continue to sustain net losses in the fourth quarter of 1996 due principally to lower average realized prices for alumina and primary aluminum, as compared to prices realized in the fourth quarter of 1995, and due to increased raw material, energy, and operational costs associated with the production of alumina at the Company's Gramercy alumina refinery and 65% owned Alpart alumina refinery in Jamaica, as compared to amounts incurred in the fourth quarter of 1995. Such losses could substantially exceed the loss for the third quarter of 1996 if the price of primary aluminum does not increase from current levels.

Profit Enhancement and Cost Cutting Initiative

     The Company has set a goal of achieving significant cost reductions and other profit improvements during 1997, with the full effect planned to be realized in 1998. The initiative is based on the Company's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits the Company considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. To achieve this goal, the Company plans reductions in production costs, improvements in operating efficiencies, decreases in corporate selling, general and administrative expenses, and enhancements to product mix. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.
Quarter and Nine Months Ended September 30, 1996 Compared to Quarter and Nine Months Ended September 30, 1995

Summary - The Company reported a net loss of $4.8 million for the third quarter of 1996, compared to net income of $13.8 million for the same period of 1995. Net sales in the third quarter of 1996 totaled $553.4 million compared to $550.3 million in the third quarter of 1995. For the first nine months of 1996, the Company's net income was $15.7 million compared to net income of $43.1 million in the first nine months of 1995. Net sales for the first nine months of 1996 were $1,652.1 million, compared to $1,646.7 million for the same period in 1995.

Results for the third quarter and nine months ended September 30, 1996, reflect the substantial reduction in market prices for primary aluminum more fully discussed above. Alumina prices, which are significantly influenced by changes in primary aluminum prices, also declined from period to period. The decrease in product prices more than offset the positive impact of increases in shipments in several segments of the Company's business, as more fully discussed below.

Results for the first nine months of 1995 include approximately $17.0 million of first-quarter 1995 pre-tax expenses associated with an eight-day strike at five major U.S. locations, a six-day strike at the Company's Alpart alumina refinery, and a four-day disruption of alumina production at Alpart caused by a boiler failure.

Bauxite and Alumina - Net sales for this segment increased by 15% for the quarter ended September 30, 1996, from the comparable period in the prior year, as increased shipments of alumina (27%) more than offset a 9% decline in prices realized from the sale of alumina. Net segment sales for the nine months ended September 30, 1996, were basically unchanged from the same period in 1995 as, on a year to date basis, nominal alumina price declines were offset by a modest increase in alumina shipments. The reduction in prices realized, particularly for the quarter ended September 30, 1996, reflects the substantial decline in primary aluminum prices experienced in 1996 discussed above, as well as the impact of certain short term sales of previously uncommitted alumina production.

Operating income (loss) for this segment of the Company's business declined significantly from prior year periods as a result of: (1) reduced gross margins from alumina sales resulting from the previously discussed price declines; (2) high operating costs associated with disruptions in the power supply at the Company's Alpart alumina refinery; and (3) increased natural gas costs at the Company's Gramercy, Louisiana alumina refinery. Operating income for the nine months ended September 30, 1996, was also unfavorably impacted by a temporary raw material quality problem experienced at the Company's Gramercy facility during the second quarter of 1996.

Aluminum Processing - Net sales of primary aluminum declined by only 2% for the quarter ended September 30, 1996, from the comparable prior year period as a 19% reduction in prices realized was substantially offset by a 21% increase in shipments. For the first nine months of 1996 increases in shipments of 42.5% more than offset a 16% decline in product prices from period to period. The increases in shipments during the quarter and the nine months ended September 30, 1996, are the result of increased shipments of primary aluminum to third parties as a result of a decline in intracompany transfers.

Net sales of fabricated aluminum products were down 4% and 7% for the quarter and the nine months ended September 30, 1996, respectively, as compared to prior year periods as a result of a decrease in shipments (primarily related to can sheet activities) resulting from reduced growth in demand and the reduction of consumer inventories. The impact of reduced product shipments was to a limited degree offset by 5% and 7% increases in prices realized from the sale of fabricated aluminum products for the quarter and nine months ended September 30, 1996, respectively, resulting from a shift in product mix (to higher-end value added products), due to reduced can sheet shipments.

Corporate - Corporate operating expenses represent normal and recurring corporate general and administrative expenses which are not allocated to the Company's business segments.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

     On October 23, 1996, the Company completed the Offering of $175.0 million principal amount of the 10-7/8% Senior Notes at 99.5% of their principal amount to yield 10.96% at maturity. The 10-7/8% Senior Notes rank pari passu with outstanding indebtedness under the Credit Agreement and the 9-7/8% Senior Notes in right and priority of payment and are guaranteed on a senior, unsecured basis by the Subsidiary Guarantors. Net proceeds from the Offering on the Issuance Date, after estimated expenses, were approximately $168.9 million, of which $91.7 million were utilized to reduce the outstanding borrowings under the revolving credit facility of the Credit Agreement to zero. The remaining net proceeds (approximately $77.2 million) were invested in short-term investments pending their application for working capital and general corporate purposes, including capital projects.

Operating Activities

     At September 30, 1996, the Company had working capital of $392.4 million, compared with working capital of $324.5 million at December 31, 1995. The increase in working capital was due primarily to an increase in Inventories and Prepaid expenses and other current assets and a decrease in Accounts payable and Accrued salaries, wages, and related expenses, partially offset by a decrease in Receivables and an increase in Other accrued liabilities.

Investing Activities

     Capital expenditures during the first nine months of 1996 were $91.1 million, which were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities, including the Company's first micromill which is nearing completion in Nevada as a full-scale demonstration and production facility.

     Total consolidated capital expenditures (of which approximately 6% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $130.0 and $160.0 million per annum in each of 1996 through 1998. Management continues to evaluate numerous projects all of which require substantial capital, including the Company's micromill project and other potential opportunities both in the United States and overseas. In response to lower aluminum and alumina prices, management may consider deferring certain non-essential capital expenditures and/or raising investment capital (including through joint ventures), in order to conserve a portion of the Company's available cash resources to meet incremental capital and operating requirements and to take advantage of new investment opportunities.

     During July 1996, the directors of Yellow River Aluminum Industry Company Limited (the "Joint Venture"), a Sino-foreign joint equity enterprise organized under the law of the People's Republic of China between Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, and Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metal Industry Corporation, KYRIL and LAS reached an agreement
(i) that extended until early 1997 the time for KYRIL to make a second capital contribution to the Joint Venture, and (ii) that KYRIL would continue to explore various methods of financing any future capital contributions to the Joint Venture, including financing that could be obtained from third-party investors.

Financing Activities and Liquidity

     At September 30, 1996, the Company had long-term debt of $858.4 million, compared with $749.2 million at December 31, 1995. At September 30, 1996, $141.9 million (of which $73.1 million could have been used for letters of credit) was available to KACC under the Credit Agreement. On a pro forma basis, after giving effect to the Offering and the application of proceeds therefrom, as of September 30, 1996, the Company would have had long-term debt of $901.3 million, $273.1 million of borrowing capacity would have been available for use under the Credit Agreement, and the Company would have had additional available cash proceeds from the Offering of $37.7 million.

     During the nine months ended September 30, 1996, total borrowings and repayments under the revolving credit facility of the Credit Agreement were $468.7 million and $350.6 million, respectively. During the nine months ended September 30, 1995, total borrowing and repayments under the revolving credit facility of the Credit Agreement were $481.9 million and $426.3 million, respectively.

     Loans under the Credit Agreement bear interest at a rate per annum, at the Company's election, equal to a Reference Rate (as defined) plus a margin of 0% to 1.50% or LIBO Rate (Reserve Adjusted) (as defined) plus a margin of 1.75% to 3.25%. The interest rate margins applicable to borrowings under the Credit Agreement are based on a financial test, determined quarterly. During the first two quarters of 1996, the Company paid interest at a rate per annum of the Reference Rate plus 0% or LIBO Rate plus 1.75%. During the third quarter of 1996, the per annum interest rates increased by .5% to the Reference Rate plus .5% or LIBO Rate plus 2.25%. Effective October 1, 1996, the interest rate the Company will pay increased another .5% per annum based on the financial test.

     Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next year. Additionally, with respect to long-term liquidity, management believes that operating cash flows, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

Environmental Proceedings

Aberdeen Pesticide Dumps Site Matter

     In May 1996, the Environmental Protection Agency (the "EPA") urged the Company to rejoin the respondents who are parties to a PRP Participation Agreement (the "Group") and indicated that it would consider seeking penalties against the Company if it did not. On October 10, 1996, the EPA notified the Company that it deems the Company to be in violation of Administrative Orders issued by the EPA under Section 106(a) of CERCLA ordering the respondents, including the Company, to perform the soil remedial design and remedial action described in the Record of Decision for the Aberdeen Pesticide Dumps Site (the "Sites"). The Company and certain members of the Group have entered into an agreement with the United States Department of Justice to engage in a mediation process regarding an appropriate allocation of responsibility for response costs at the Sites. The Company has also agreed to fund a portion of the costs associated with certain work at the Sites during the mediation process. See Part I, Item
3. "LEGAL PROCEEDINGS - Aberdeen Pesticide Dumps Site Matter" in the Company's Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc.

     On July 8, 1996, the United States District Court for the Northern District of California issued an order awarding the City of Richmond, et al. (the "Plaintiffs") nominal costs, which amount has been paid. The order also awarded Catellus Development Corporation ("Catellus") de minimis costs. Catellus has filed a notice of appeal. On August 12, 1996, the Court issued an order granting the Catellus motion for attorneys' fees in the amount of approximately $.9 million. The Company and Catellus have filed notices of appeal with respect to the attorneys' fees award. Based on the Company's estimate of future costs of cleanup, resolution of the Catellus matter is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity. See Part I, Item 3. "LEGAL PROCEEDINGS - Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc." in the Company's Form 10-K and Part II, Item 1. "LEGAL PROCEEDINGS - Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc." in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "First Quarter 10-Q").

Waste Inc. Superfund Site

     The Company has now entered into a Participation Agreement with thirteen of the respondents to perform the work required under the unilateral Administrative Order for Remedial Design and Remedial Action issued by the EPA under CERCLA to thirty-two respondents, including KACC, for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana. See Part I, Item 3. "LEGAL PROCEEDINGS - Waste Inc. Superfund Site" in the Company's Form 10-K.

Other Proceedings

Matheson et al v. Kaiser Aluminum Corporation et al.

     On August 29, 1996, the Delaware Supreme Court upheld the preliminary injunction and remanded the case to the Court of Chancery. On September
24, 1996, the plaintiffs filed a motion to make permanent the temporary injunction issued on April 8, 1996. On September 27,1996, Kaiser's Board of Directors adopted a resolution abandoning the Proposed Recapitalization. On October 2, 1996, Kaiser filed a motion in the Delaware Court of Chancery to dismiss the shareholder litigation relating to the Proposed Recapitalization on the ground of mootness and filed a response to plaintiffs' motion for entry of a permanent injunction. The Court has not ruled on either motion. See Part I, Item 3. "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" in the Company's Form 10-K, Part II, Item 1. "LEGAL PROCEEDINGS -Matheson et al v. Kaiser Aluminum Corporation et al" in the Company's First Quarter 10-Q and Part II, Item 1. "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 10-Q").

Hammons v. Alcan Aluminum Corp. et al

     On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit appealing the summary judgement granted by the United States District Court for the Central District of California in favor of the Company and other defendants and the Court's dismissal of the complaint as to all defendants. See Part I, Item
3. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminum Corp. et al" in the Company's Form 10-K, Part II, Item 1. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminum Corp. et al" in the Company's First Quarter 10-Q and Part II, Item
1. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminum Corp. et al" in the Company's Second Quarter 10-Q.

Asbestos-related Litigation

     The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The portion of Note 3 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Form 10-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits.

     Exhibit No.              Exhibit
     ----------               -------

     4.1 Sixth Amendment to Credit Agreement, dated as of October 1, 1996,amending the Credit Agreement, dated as of February 15,
1994, as amended, among Kaiser, the Company, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

     4.2 Indenture, dated as of October 23, 1996, among the Company, as issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica
Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation,
Kaiser Micromill
Holdings, LLC, Kaiser Sierra Micromills, LLC,Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as subsidiary guarantors
(the "Subsidiary Guarantors"), and First Trust National Association, as Trustee regarding the Company's 10 7/8% Senior Notes due 2006.

     4.3 Registration Rights Agreement, dated as of October 23, 1996, among KACC, the Subsidiary Guarantors and the initial purchasers of KACC's 10 7/8% Senior Notes due 2006.

     10   Employment Agreement made and entered into as of September 1,
1996, by and between the Company and Jack A. Hockema.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended September 30, 1996.


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

                                   KAISER ALUMINUM & CHEMICAL
                                   CORPORATION


                                        /s/  John T. La Duc
                                   By:________________________
                                        John T. La Duc
                                      Vice President and
                                    Chief Financial Officer


                                      /s/    Arthur S. Donaldson
                                   By:________________________
                                        Arthur S. Donaldson
                                             Controller


Dated: November 7, 1996