Form 10-K
period 1996-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1997-03-31
CIK 54291

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996
Commission file number 1-3605

                   KAISER ALUMINUM & CHEMICAL CORPORATION
           (Exact name of registrant as specified in its charter)

                    DELAWARE                    94-0928288
             (State of Incorporation)(I.R.S. Employer Identification No.)

          6177 SUNOL BOULEVARD, PLEASANTON, CALIFORNIA 94566-7769
          (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code:  (510) 462-1122

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 14, 1997, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of March 14, 1997, non-affiliates of the registrant held 535,432 shares of Cumulative (1985 Series A) Preference Stock and 77,865 shares of Cumulative (1985 Series B) Preference Stock of the registrant. The aggregate value of such Cumulative (1985 Series A) Preference Stock and the Cumulative (1985 Series
B) Preference Stock, based upon the redemption price for such stock, is $30.7 million.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

                                     NOTE



Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only
Exhibit 21 of the exhibits listed on pages 54 - 57 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:


                              Corporate Secretary
                              Kaiser Aluminum & Chemical Corporation
                              6177 Sunol Boulevard
                              Pleasanton, California 94566-7769




















                                    (i)
                              TABLE OF CONTENTS

                                                                       Page

PART I                                                                    1

     ITEM 1.   BUSINESS                                                   1

     ITEM 2.   PROPERTIES                                                11

     ITEM 3.   LEGAL PROCEEDINGS                                         12

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

PART II                                                                  15

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                            15

     ITEM 6.   SELECTED FINANCIAL DATA                                   15

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF  OPERATIONS                   16

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               23

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                    51

PART III                                                                 51

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        51

     ITEM 11.  EXECUTIVE COMPENSATION                                    51

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                          51

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            51

PART IV                                                                  51

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K                                     51

SIGNATURES                                                               53

INDEX OF EXHIBITS                                                        54

EXHIBIT 21     SUBSIDIARIES                                              58



                                    (ii)

PART I

ITEM 1.   BUSINESS

This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Industry Overview;" "Business - The Company - Profit Enhancement and Cost Reduction Initiative," "- Production Operations," "- Competition," "- Research and Development," "- Business Development," and "Environmental Matters," and
Item 3. "Legal Proceedings"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. Other sections of this Report identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

INDUSTRY OVERVIEW

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

Demand

The packaging, transportation and construction industries are the principal consumers of aluminum in the United States, Japan, Germany, France, Italy, and the United Kingdom. In the packaging industry, which accounted for an estimated 21% of aluminum consumption in 1996 in the previously referenced countries, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and soft drink cans manufactured for the United States market are made of aluminum. Kaiser Aluminum & Chemical Corporation ("KACC" or the "Company") believes that growth in the packaging area is likely to continue through the 1990s due to general population increase and to further penetration of the beverage container market in emerging markets. The Company believes that growth in demand for can sheet in the United States will follow the growth in population, offset, in part, by the effects of the use of lighter gauge aluminum for can sheet and by plastic container production.

In the transportation industry, which accounted for an estimated 30% of aluminum consumption in the United States, Japan, Germany, France, Italy and the United Kingdom in 1996, automotive manufacturers use aluminum instead of steel, ductile iron, or copper for an increasing number of components, including radiators, wheels, suspension components, and engines, in order to meet more stringent environmental, safety, and fuel efficiency standards. The Company believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. In addition, the Company believes that consumption of aluminum in the construction industry will follow the cyclical growth pattern of that industry, and will benefit from higher growth in Asian and Latin American economies.

Supply

As of year-end 1996, estimated world aluminum capacity from 179 smelting facilities was approximately 22.9 million tons* per year. World production of primary aluminum for 1996 increased approximately 4.5% compared to 1995. Net exports of aluminum from the former Sino Soviet bloc increased approximately 200% from 1990 levels to an estimated 1.9 million tons per year as of year-end 1996. In addition, one smelter continued to increase production following its start-up in 1995, and a number of producers restarted idled capacity in late 1995 and early 1996. These exports, as well as new and restarted capacity, contributed to an
__________
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

ITEM 1.   BUSINESS (CONTINUED)

increase in London Metal Exchange ("LME") stocks of primary aluminum which peaked in October 1996 at 970,000 tons. At the end of 1996, LME stocks of primary aluminum had declined 18,725 tons from this peak level to 951,275 tons. See "- Industry Trends."

Based upon information currently available, the Company believes that moderate additions will be made during 1997-1999 to world alumina and primary aluminum production capacity. The increases in alumina capacity during 1997-1999 are expected to come from one new refinery, which began operations in 1996, and incremental expansions of existing refineries. In addition, the Company believes that there is currently an estimated 1.6 million tons of unutilized world smelting capacity. The increases in world primary aluminum capacity during 1997-1999 are expected to come from two new smelters which may begin operations in 1997, two relocated smelters that are expected to resume operations in 1998, and the remainder principally from incremental expansions of existing smelters.

Industry Trends

Primary aluminum prices have historically been subject to significant cyclical price fluctuations. During the first half of 1996, the average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable in the $.75 per pound range. However, during the second half of the year the AMT Price fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During 1996, the AMT Price for primary aluminum was approximately $.72 per pound, compared to $.86, $.72 and $.54 per pound in 1995, 1994 and 1993, respectively. The AMT Price for primary aluminum for the week ended March 14, 1997, was approximately $.81 per pound.

The significant improvement in prices during 1994 and 1995 resulted from strong growth in Western world consumption of aluminum and the curtailment of production in response to lower prices in prior periods by many producers worldwide. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in LME inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. This trend continued throughout most of 1996. Net reported primary aluminum inventories increased by approximately 62,000 tons in 1996 based upon reports of the LME and the International Primary Aluminium Institute ("IPAI"), following substantial declines of 764,000 and 1,153,000 tons in 1994 and 1995, respectively. However, since year-end 1996, LME stocks of primary aluminum have continued to decline from their October 1996 peak level.

Increased production of primary aluminum due to restarts of certain previously idled capacity, the continued increase in production of a smelter in South Africa following its start-up in 1995, and the continued high level of exports from the Commonwealth of Independent States ("CIS") contributed to increased supplies of primary aluminum to the Western world in 1996. While the economies of the major aluminum consuming regions - the United States, Japan, Western Europe, and Asia - are, in the aggregate, performing relatively well, the Company believes that the reduction of aluminum inventories by customers, as prices have continued to decline, has mitigated the growth in primary aluminum demand that normally accompanies growth in economic and industrial activity.

Western world demand for alumina, and the price of alumina, declined in 1994 in response to the curtailment of Western world smelter production of primary aluminum, partially offset by increased usage of Western world alumina by smelters in the CIS and in the People's Republic of China ("PRC"). Increased Western world production of primary aluminum, as well as continued imports of Western world alumina by the CIS and the PRC, during 1995 resulted in higher demand for Western world alumina and significantly stronger alumina pricing. In 1996, however, the alumina market softened, primarily as a result of increased alumina production and decreased alumina exports to the CIS and the PRC, resulting in lower alumina prices. However, increases in primary aluminum production as well as reductions in alumina production during the second half of 1996 resulted in stronger alumina pricing in late 1996.

United States shipments of domestic fabricated aluminum products in 1995 were approximately at 1994 levels, although in 1995 demand for can sheet in the United States softened relative to 1994. United States shipments of domestic fabricated aluminum products in 1996 are estimated to be approximately at 1995 levels, although in 1996 demand for can sheet in the United States softened relative to 1995.

THE COMPANY

General

The Company is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and is an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1996, the Company produced approximately 2,838,000 tons of alumina, of which approximately 73% was sold to third parties, and produced approximately 473,200 tons of primary aluminum, of which approximately 75% was sold to third parties. The Company is also a major domestic supplier of fabricated aluminum products. In 1996, the Company shipped approximately 327,100 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of the total tonnage of United States domestic shipments. A majority of the Company's fabricated products are sold to distributors or used by customers as components in the manufacture and assembly of finished end-use products. Note 11 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

The following table sets forth total shipments and intracompany transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:


                                                            Year Ended December 31,
                                                ----------------------------------------------
                                                          1996            1995            1994
                                                -------------   -------------   -------------

                                                            (in thousands of tons)

ALUMINA:
     Shipments to Third Parties                       2,073.7         2,040.1         2,086.7
     Intracompany Transfers                             912.4           800.6           820.9
PRIMARY ALUMINUM:
     Shipments to Third Parties                         355.6           271.7           224.0
     Intracompany Transfers                             128.3           217.4           225.1
FABRICATED ALUMINUM PRODUCTS:
     Shipments to Third Parties                         327.1           368.2           399.0



Sensitivity to Prices and Hedging Programs

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on its hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business the Company enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less
(ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively lock-in or fix the price that the Company will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for its anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. See Notes 1 and 10 of the Notes to Consolidated Financial Statements.




ITEM 1.   BUSINESS (CONTINUED)

Profit Enhancement and Cost Reduction Initiative
In October 1996, the Company established a goal of achieving significant cost reduction and other profit improvements by the end of 1997, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. To achieve this goal the Company plans reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.

Production Operations

The Company's operations are conducted through decentralized business units which compete throughout the aluminum industry.

     - The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 7% of total produced alumina in 1996 as reported by the IPAI. During 1996, the Company's third party shipments of bauxite represented approximately 25% of bauxite mined. In addition, the Company's third party shipments of alumina represented approximately 73% of alumina produced. The Company's share of total world alumina capacity as reported by the IPAI was approximately 6% in 1996.

     - The primary aluminum products business unit operates two wholly-owned domestic smelters and two foreign smelters in which the Company holds significant ownership interests. During 1996, the Company's third party shipments of primary aluminum represented approximately 75% of its primary aluminum production. The Company's share of total world primary aluminum capacity as reported by the IPAI was approximately 2% in 1996.

     - Fabricated aluminum products are manufactured by two business units - flat-rolled products and engineered products. The products include heat-treated products, body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds, and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in the Company's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

Alumina
The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1996:



                                                                             Annual
                                                                         Production           Total
                                                                           Capacity          Annual
                                                            Company    Available to      Production
Activity             Facility        Location             Ownership     the Company        Capacity
----------           --------------  --------------  --------------  --------------  --------------
                                                                             (tons)          (tons)
Bauxite Mining       KJBC(1)         Jamaica                    49%      4,500,000       4,500,000
                     Alpart(2)       Jamaica                    65%      2,275,000       3,500,000
                                                                     -------------   -------------
                                                                         6,775,000       8,000,000
                                                                     =============    =============

Alumina Refining     Gramercy        Louisiana                 100%      1,050,000       1,050,000
                     Alpart          Jamaica                    65%        942,500       1,450,000
                     QAL             Australia                28.3%        973,500       3,440,000
                                                                     -------------   -------------
                                                                         2,966,000       5,940,000
                                                                     =============   =============

____________
(1) Although the Company owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.


ITEM 1.   BUSINESS (CONTINUED)

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

Alpart holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. The Company owns a 65% interest in Alpart, and Hydro Aluminum as ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024.

The Company owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including the Company, purchase bauxite from another QAL stockholder under long-term supply contracts. The Company has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($94.4 million at December 31, 1996) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

The Company's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and reduction-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of the Company's third-party sales of bauxite in 1996 were made to two customers, the largest of which accounted for approximately 79% of such sales. The Company also sold alumina to 15 customers, the largest and top five of which accounted for approximately 21% and 79% of such sales, respectively. See "- Competition." The Company believes that among alumina producers it is the world's second largest seller of alumina to third parties. The Company's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements under multi-year sales contracts. See also "- Sensitivity to Prices and Hedging Programs."

Primary Aluminum Products

The following table lists the Company's primary aluminum smelting facilities as of December 31, 1996:


                                                                      Annual Rated           Total            1996
                                                                          Capacity          Annual         Average
                                                           Company    Available to           Rated       Operating
Location                            Facility             Ownership     the Company        Capacity            Rate
-------------------------           --------------  --------------  --------------  --------------  --------------
                                                                            (tons)          (tons)
Domestic
     Washington                     Mead                      100%        200,000         200,000             106%
     Washington                     Tacoma                    100%         73,000          73,000             100%
                                                                    -------------   -------------
          Subtotal                                                        273,000         273,000
                                                                    -------------   -------------
International
     Ghana                          Valco                      90%        180,000         200,000              68%
     Wales, United Kingdom          Anglesey                   49%         55,000         112,000             118%
                                                                    -------------   -------------
          Subtotal                                                        235,000         312,000
                                                                    -------------   -------------
               Total                                                      508,000         585,000
                                                                    =============   =============


ITEM 1.   BUSINESS (CONTINUED)

The Company owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 53% of Mead's 1996 production was used at KACC's Trentwood fabricating facility and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. The Company has also commenced the modernization and expansion of the carbon baking furnace at its Mead smelter at an estimated cost of approximately $52.0 million. The project is expected to lower costs, enhance safety, and improve the environmental performance of the facility, and is expected to be completed in late 1998.

Electric power represents an important production cost for the Company at its aluminum smelters. In 1995, the Company successfully restructured electric power purchase agreements for its facilities in the Pacific Northwest, which resulted in significantly lower electric power costs in 1996 for the Mead and Tacoma, Washington, smelters compared to 1995 electric power costs. The Company expects to continue to benefit from these savings in electric power costs at these facilities in 1997 and beyond. However, a number of lawsuits challenging the restructuring have been filed and the effect, if any, of such lawsuits on the Company's power purchase and transmission arrangements is not known at this time.

The Company manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants.
The Company's share of the primary aluminum is sold to third parties.
Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. The Volta River Authority has allocated to Valco sufficient electric power to operate at 80% of its annual rated capacity through December 31, 1997.

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

The Company has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized system that controls energy flow in the cells - has significantly contributed to increased and more efficient production of primary aluminum and enhances the Company's ability to compete more effectively with the industry's newer smelters. The Company is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ the Company's technical and managerial knowledge. See "-Research and Development."

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1996, the Company sold its primary aluminum production not utilized for internal purposes to approximately 45 customers, the largest and top five of which accounted for approximately 16% and 54% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of the Company who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

Fabricated Aluminum Products
----------------------------

The Company manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. The Company's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic, and other materials. Product quality, price, and availability

ITEM 1.   BUSINESS (CONTINUED)
are the principal competitive factors in the market for fabricated aluminum products. The Company has focused its fabricated products operations on selected products in which the Company has production expertise, high-quality capability, and geographic and other competitive advantages.

Flat-Rolled Products - The flat-rolled products business unit, the largest of the Company's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. In addition, the Company broke ground on its first commercial Micromill facility, near Reno, Nevada. The Micromill process is a proprietary, compact, high-speed process for continuous casting and rolling of a thin-strip aluminum sheet from molten metal. The Company expects the Nevada facility to be in a start-up mode in the first half of 1997, and anticipates beginning limited customer shipments from the facility by the second half of 1997. See "- Research and Development."

The Trentwood facility is the Company's largest fabricating plant and accounted for approximately 63% of the Company's 1996 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

The Company continues to implement changes to the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. The Company has approved an expansion of its heat-treat capacity to approximately 60,000 tons from approximately 45,000 tons, which will enable the Company to increase the range of its heat-treat products, including wide heat-treated sheet for the aerospace market, enhance the quality of its heat-treated products, and improve Trentwood's operating efficiency. The project is estimated to cost approximately $45.0 million and to take approximately two years to complete. Global sales of the Company's heat-treat products have increased significantly over the last several years and are made primarily to the aerospace and general engineering markets, which are experiencing growth in demand.

The Company's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides the Company with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which the Company competes. The Company has made significant capital expenditures at Trentwood during the past several years in rolling technology and process control to improve the metal integrity, shape and gauge control of its products. The Company believes that such improvements have enhanced the quality of its products for the beverage container industry and the capacity and efficiency of its manufacturing operations. The Company believes that it is one of the highest quality producers of aluminum beverage can stock in the world.

In 1996, the business unit shipped products to approximately 150 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 15% of the business unit's revenue. In 1996, the flat-rolled products business unit had 42 domestic and foreign can stock customers. The largest and top five of such customers accounted for approximately 18% and 35%, respectively, of the business unit's revenue. See "- Competition." The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from eight sales offices located throughout the United States. International customers are served by sales offices in England and Japan and by independent sales agents in Asia and Latin America.

Engineered Products - The engineered products business unit is headquartered in Detroit, Michigan, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. The sales and engineering office in Detroit, Michigan, works with car makers and other customers, the Center for Technology (see "- Research and Development"), and plant personnel to

ITEM 1.   BUSINESS (CONTINUED)
create new automotive component designs and improve existing products.

The engineered products business unit also operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio, and is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

In 1996, the engineered products business unit had 993 customers, the largest and top five of which accounted for approximately 13% and 31%, respectively, of the business unit's revenue. See "- Competition." Sales are made directly from plants, as well as marketing locations across the United States.

In September 1996, the Company entered into a letter of intent with Accuride Corporation ("Accuride"), a business unit of Phelps Dodge Corporation, to form a joint-venture to design, manufacture and market aluminum wheels for the commercial ground transportation industry. The formation of the joint venture, subject to various conditions including third-party consents, is expected to occur in the second quarter of 1997.

Competition

Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, the Company competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of the Company's competitors have greater financial resources than the Company. The Company's principal competitors in the sale of alumina include Alcoa Alumina & Chemicals L.L.C., Billiton Marketing and Trading BV, and Alcan Aluminium Limited. The Company competes with most aluminum producers in the sale of primary aluminum.

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

Research and Development

The Company conducts research and development activities principally at two facilities - the Center for Technology ("CFT") in Pleasanton, California, and the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington. Net expenditures for company-sponsored research and development activities were $20.5 million in 1996, $18.5 million in 1995, and $16.7 million in 1994. The Company's research staff totaled 156 at December 31, 1996. The Company estimates that research and development net expenditures will be approximately $21.6 million in 1997.

CFT performs research and development across a range of aluminum process and product technologies to support the Company's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the aircraft, automotive, and can sheet markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports the Company's primary

ITEM 1.   BUSINESS (CONTINUED)

aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

The largest and most notable single project being developed at CFT and the Reno, Nevada, facility is a unique Micromill casting facility for the production of can sheet from molten metal using a continuous cast process. The capital and conversion costs of the Company's Micromill facilities are expected to be significantly lower than conventional rolling mills. The use of a Micromill facility is also expected to result in lower transportation costs due to the ability to strategically locate a Micromill facility in close proximity to a manufacturing facility. Micromill facilities are expected to be particularly well suited to take advantage of the rapid growth in demand for can sheet expected in emerging markets in Asia and Latin America where there is limited indigenous supply. The Company believes that Micromill facilities should also be capable of manufacturing other sheet products at relatively low capital and operating costs. The Micromill technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. The major advantage of the process is that the sheet is continuously manufactured from molten metal, unlike the conventional process in which the metal is first cast into large, solid ingots and subsequently rolled into sheet through a series of highly capital-intensive steps. The first Micromill facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up in the fourth quarter of 1996. The Company expects that the Nevada Micromill facility will be in a start-up mode for the first half of 1997 and will be able to commence limited shipments to customers in the second half of 1997. If the Company is successful in proving and commercializing its Micromill technology, Micromill facilities could represent an important source of future growth. There can be no assurance that the Company will be able to successfully develop and commercialize the technology for use at full-scale facilities. The Company is currently financing the capital cost of the construction of the Nevada Micromill facility, estimated to be approximately $70.0 million, from available general corporate resources.

The Company licenses its technology and sells technical and managerial assistance to other producers worldwide. The Company's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, and the United Kingdom. The Company has technical services contracts with smelters in Wales, Africa, Europe, the Middle East, and India. The Company's revenue from technology sales and technical assistance to third parties was $3.6 million in 1996, $5.7 million in 1995, and $10.0 million in 1994.

Business Development

The Company is actively pursuing opportunities to grow in targeted areas of its portfolio, by internal investment and by acquisition, both domestically and internationally. The Company is pursuing opportunities to increase its participation in emerging markets by using its technical expertise and capital to form joint ventures or acquire equity in aluminum-related facilities in foreign countries where it can apply its proprietary technology. The Company has created Kaiser Aluminum International to identify growth opportunities in targeted emerging markets and develop the needed country competence to complement the Company's product and process competence in capitalizing on such opportunities. The Company has focused its efforts on countries that are expected to be important suppliers of aluminum and/or large customers for aluminum and alumina, including Venezuela - where Kaiser is the Qualified Operator in one of five consortia seeking to participate in the privatization of Venezuela's aluminum industry - the PRC, Russia and other members of the CIS, and India. The Company's proprietary retrofit technology has been installed by the Company at various third party locations throughout the world and is an integral part of the Company's initiatives for participating in new and existing smelting facilities. See "- Research and Development."

In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, entered into a Joint Venture Agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under PRC law (the "Joint Venture"). KYRIL contributed $9.0 million to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained. At a meeting of the Board of Directors of the Joint Venture held on January 16, 1997, LAS reported that negotiations had begun with an investor which might be interested in buying KYRIL's interest in the Joint Venture. In light of such report, the directors adopted a resolution that,


ITEM 1.   BUSINESS (CONTINUED)

among other things, (i) contained an agreement to continue until June 30, 1997, discussions concerning the future of the Joint Venture, (ii) provided that KYRIL granted to LAS the right to seek a buyer to purchase KYRIL's equity interest in the Joint Venture, and (iii) provided that if a buyer to purchase KYRIL's equity interest in the Joint Venture was not found by June 30, 1997, the Joint Venture would be terminated and dissolved.

The Company, through its engineered products business unit, entered into contracts to form two small joint ventures in the PRC. The Company indirectly acquired equity interests of approximately 45% and 49%, respectively, in these two companies which will manufacture aluminum extrusions, in exchange for the contribution to those companies of certain used equipment, technology, services and cash. The majority equity interests in the two companies are owned by affiliates of Guizhou Guang Da Construction Company.

Employees

During 1996, the Company employed an average of 9,567 persons, compared with an average of 9,546 employees in 1995, and 9,744 employees in 1994. At December 31, 1996, the Company's work force was 9,509, including a domestic work force of 5,925, of whom 3,974 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 75% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") which expires September 30, 1998. The Labor Contract covers the Company's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly or more frequent bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant or departmental performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, were raised again effective November 6, 1995, and will be raised an additional amount effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, the Company acquired up to $2,000 of preference stock held in a stock plan for the benefit of certain employees covered by the Labor Contract and in the first half of 1998 will acquire up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, a profitability test was satisfied and, therefore, the Company acquired during 1996 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. The Company made comparable acquisitions of preference stock held for the benefit of certain salaried employees.

The contract covering Alpart's employees expired in April 1996, and contract negotiations are ongoing.

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

From time to time, the Company is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by the Company. See "Legal Proceedings." The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The Company, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities

ITEM 1.   BUSINESS (CONTINUED)

List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. The Company's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. By letter dated June 18, 1996, the Washington State Department of Ecology advised the Company that there are several options for remediation at the Mead facility that would be acceptable to the Department. The Company expects that one of these remedial options will be agreed upon and incorporated into a Consent Decree in 1997. In addition, in connection with certain of its asset sales, the Company has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1996, the balance of such accruals, which are primarily included in Long-term liabilities, was $33.3 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation to be performed. The Company expects remediation to occur over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 million for the years 1997 through 2001 and an aggregate of approximately $6.0 million thereafter. Cash expenditures of $8.8 million in 1996, $4.5 million in 1995, and $3.6 million in 1994 were charged to previously established accruals relating to environmental costs. Approximately $9.3 million is expected to be charged to such accruals in 1997.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $24.0 million and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $18.4 million in 1996, $9.2 million in 1995, and $11.9 million in 1994. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $30.1 million in 1996, $26.0 million in 1995, and $23.1 million in 1994. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1997-1998 period, environmental capital spending will be within the range of approximately $6.0 million to $16.0 million per year, and operating costs for pollution control will be within the range of $30.0 million to $31.0 million per year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Contingencies." The portion of Note 9 of the Notes to Consolidated Financial Statements under the heading "Environmental Contingencies" is incorporated herein by reference.

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

The Company's obligations under the Credit Agreement entered into on February 15, 1994, as amended (the "Credit Agreement"), are secured by, among other things, mortgages on the Company's major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill ). See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity."


ITEM 3.   LEGAL PROCEEDINGS

This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1, above, for cautionary information with respect to such forward-looking statements.

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

In 1993 and 1994, the EPA issued unilateral Administrative Orders under
Section 106(a) of CERCLA ordering the respondents, including the Company, to perform soil remedial design and remedial action and groundwater remediation for three of the Sites. In addition to the Company, a number of other companies are also named as respondents. The Company has entered into interim PRP Participation Agreements with certain of the respondents (the "Group") to participate jointly in responding to the Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court.

In March 1997, certain members of the Group, including the Company, entered into a Settlement Agreement and Participation Agreement which allocates one hundred percent of all costs incurred or to be incurred for work at each of the five Sites. Negotiations with the United States Department of Justice ("DOJ") and the EPA concerning an acceptable consent decree to resolve the outstanding litigation in whole or in part commenced during the first quarter of 1997. Based on current estimates of future costs, the Company believes that its aggregate financial exposure at these Sites is less than $2.0 million.

United States of America v. Kaiser Aluminum & Chemical Corporation

In February 1989, a civil action was filed by the DOJ at the request of the EPA against the Company in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at the Company's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The Company and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires the Company to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the Washington SIP. The Company anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc.

In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States, Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property"), formerly owned by Catellus and leased to the Company for the purpose of shipbuilding activities conducted by the Company on behalf of the United States during World War II. The Plaintiffs sought recovery of response costs and natural resource damages under CERCLA. Certain of the Plaintiffs alleged that they had incurred or expected to incur costs and damages of approximately $49.0 million. Catellus subsequently filed a third party complaint (the "Third Party Complaint") against the Company in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. Thereafter, the Plaintiffs filed a separate complaint against the Company, Case No. C-92-4176. The Plaintiffs settled their

ITEM 3.   LEGAL PROCEEDINGS (CONTINUED)

CERCLA and tort claims against the United States for $3.5 million plus thirty-five percent (35%) of future response costs.

The trial involving this case commenced in March 1995. During the trial, Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.3 million. On December 7, 1995, the United States District Court issued a final judgment on those claims concluding that the Company is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property, and certain fees and costs associated specifically with the claim by Catellus against the Company. The Company paid the City of Richmond $1.8 million in partial satisfaction of this judgment. In January 1996, Catellus filed a notice of appeal with respect to its indemnity judgment against the Company. The Company has since filed a notice of cross appeal as to the Court's decision adjudicating that the Company is obligated to indemnify Catellus. On July 8, 1996, the Court issued an order awarding Plaintiffs nominal costs, which amount has been paid. The order also awarded Catellus de minimis costs. Catellus has filed a notice of appeal. On August 12, 1996, the Court issued an order granting the Catellus motion for attorneys' fees in the amount of approximately $.9 million. The Company and Catellus have filed notices of appeal with respect to the attorneys' fees award.

Waste Inc. Superfund Site

On December 8, 1995, the EPA issued a unilateral Administrative Order for Remedial Design and Remedial Action under CERCLA to the Company and thirty-one other respondents for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana. This site was operated as a landfill from 1965 to 1982. The Company is alleged to have arranged for the disposal of waste from its formerly-owned plant at Wanatah, Indiana, during the period from 1964 to 1972. In May 1996, the Company entered into a Participation Agreement with thirteen of the respondents to perform the work required under the Administrative Order, under which the Company will pay 2.79% of the cost of remedial design and work at the Site. Based on current cost estimates, the Company believes that its financial exposure for remedial design and remedial action at this site is less than $.5 million.

Hammons v. Alcan Aluminum Corp. et al

On March 5, 1996, a class action complaint was filed against Kaiser, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code Section16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States to restrict the production of primary aluminum resulting in rises in prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion. On April 2, 1996, the case was removed to the United States District Court for the Central District of California. On July 11, 1996, the Court granted summary judgment in favor of the Company and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

Matheson et al v. Kaiser Aluminum Corporation et al

On March 19, 1996, a lawsuit was filed against MAXXAM, Kaiser, and Kaiser's directors challenging and seeking to enjoin a proposed recapitalization of Kaiser (the "Proposed Recapitalization") and the April 10, 1996, special stockholders meeting at which the Proposed Recapitalization was to be considered. The suit, which is entitled Matheson et al. v. Kaiser Aluminum Corporation et al. (No. 14900) and was filed in the Delaware Court of Chancery, alleges, among other things, breaches of fiduciary duties by certain defendants and that the Proposed Recapitalization violates Delaware law and the certificate of designations for Kaiser's 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined Kaiser from implementing the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted Kaiser's motion to consider, on an expedited basis, Kaiser's appeal of the preliminary injunction and on May 1, 1996, Kaiser's stockholders approved the Proposed Recapitalization which was not implemented at that time due to the pending appeal. On August 29, 1996, the Delaware Supreme Court upheld the preliminary injunction and remanded the

ITEM 3.   LEGAL PROCEEDINGS (CONTINUED)

case to the Court of Chancery. On September 24, 1996, the plaintiffs filed a motion to make permanent the temporary injunction issued on April 8, 1996. On September 27, 1996, the Board of Directors of Kaiser adopted a resolution abandoning the Proposed Recapitalization. On October 2, 1996, Kaiser filed a motion in the Delaware Court of Chancery to dismiss the shareholder litigation relating to the Proposed Recapitalization on the ground of mootness and filed a response to plaintiffs' motion for entry of a permanent injunction. Thereafter, plaintiffs' attorneys filed their fee application, and briefing was submitted by both sides on whether a permanent injunction was needed, and the amount of the fee to which plaintiffs' attorneys were entitled. On March 18, 1997, plaintiffs withdrew their motion for a permanent injunction, leaving their fee application as the only issue for the Court of Chancery to consider. After oral argument on March 25, 1997, the Court of Chancery awarded plaintiffs' attorneys fees and expenses in the total amount of $.8 million. It is anticipated that the Court of Chancery will sign an order, approved as to form by all parties, awarding such fees, dissolving the preliminary injunction, and dismissing plaintiffs' case with prejudice. The decision to abandon the Proposed Recapitalization does not preclude a recapitalization from being proposed to the stockholders of Kaiser in the future.

Asbestos-related Litigation

The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asbestos Contingencies." The portion of Note 9 of the Notes to Consolidated Financial Statements under the heading "Asbestos Contingencies" is incorporated herein by reference.

DOJ Proceedings

On August 24, 1994, the DOJ issued Civil Investigative Demand No. 11356 ("CID No. 11356") requesting information from Kaiser regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and
(iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Kaiser's management believes that Kaiser's actions have at all times been appropriate, and Kaiser has submitted documents and interrogatory answers to the DOJ responding to CID No. 11356.

On March 27, 1995, the DOJ issued Civil Investigative Demand No. 12503 ("CID No. 12503"), as part of an industry-wide investigation, requesting information from the Company regarding (i) any actual or contemplated changes in its method of pricing can sheet from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by the Company to produce can sheet and the manner in which the Company's cost of acquiring aluminum scrap is factored into its can sheet prices, and (iii) any communications with others regarding any actual or contemplated changes in its method of pricing can sheet from January 1, 1994, through March 31, 1995. Management believes that the Company's actions have at all times been appropriate, and the Company has submitted documents and interrogatory answers to the DOJ responding to CID No. 12503. The Company was informed in November 1996 that the DOJ has officially closed its investigation and has returned the documents submitted by the Company.

Other Matters

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1996.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no established public trading market for the Company's common stock, which is held solely by Kaiser. The information in Note 4 of the Notes to Consolidated Financial Statements under the heading "Loan Covenants and Restrictions" at page 32 of this Report, is incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

The Indentures and the Credit Agreement (Exhibits 4.1 through 4.16 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.16 to this Report, Note 4 of the Notes to Consolidated Financial Statements at pages 31-32 of this Report, and the information under the heading "Financing Activities and Liquidity" at pages 20-21 of this Report, are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report, to the table at page 16 of this Report, to the discussion under the heading "Results of Operations" at pages 18-19 of this Report, to Note 1 of the Notes to Consolidated Financial Statements at pages 28-29 of this Report, and to pages 48-49 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kaiser Aluminum & Chemical Corporation (the"Company"), is a wholly owned subsidiary of Kaiser Aluminum Corporation ("Kaiser"), which is a subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in two business segments: bauxite and alumina, and aluminum processing. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its facilities. Intracompany shipments and sales are excluded from the information set forth in the table below. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1996, 1995, and 1994. The following should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein.



                                                                        Year Ended December 31,
                                                            ----------------------------------------------
(In millions of dollars, except shipments and prices)                 1996            1995            1994
----------------------------------------------------------------------------------------------------------
Shipments: (000 tons) (1)
     Alumina                                                      2,073.7         2,040.1         2,086.7
     Aluminum products:
          Primary aluminum                                          355.6           271.7           224.0
          Fabricated aluminum products                              327.1           368.2           399.0
                                                             -------------  -------------   -------------
               Total aluminum products                              682.7           639.9           623.0
                                                            =============   =============   =============
Average realized sales price:
     Alumina (per ton)                                      $         195   $         208   $         169
     Primary aluminum (per pound)                                     .69             .81             .59
Net sales:
     Bauxite and alumina:
          Alumina                                           $       404.1   $       424.8   $       352.8
          Other (2)(3)                                              103.9            89.4            79.7
                                                            -------------   -------------    -------------
               Total bauxite and alumina                            508.0           514.2           432.5
                                                            -------------   -------------   -------------
     Aluminum processing:
          Primary aluminum                                          538.3           488.0           292.0
          Fabricated aluminum products                            1,130.4         1,218.6         1,043.0
          Other (3)                                                  13.8            17.0            14.0
                                                            -------------   -------------   -------------
               Total aluminum processing                          1,682.5         1,723.6         1,349.0
                                                            -------------   -------------   -------------
                    Total net sales                         $     2,190.5   $     2,237.8   $     1,781.5
                                                            =============   =============   =============
Operating income (loss):
     Bauxite and alumina                                    $         1.1   $        54.0   $        19.8
     Aluminum processing                                            156.5           238.9            (8.4)
     Corporate                                                      (57.5)          (81.8)          (67.3)
                                                            -------------   -------------   -------------
          Total operating income (loss)                     $       100.1   $       211.1   $       (55.9)
                                                            =============   =============   =============
Net income (loss) (4)                                       $        13.2   $        65.3   $      (101.6)
                                                            =============   =============   =============

Capital expenditures:
     Property, plant, and equipment                         $       160.3   $        79.4   $        70.0
     Investments in unconsolidated affiliates                         1.2             9.0
                                                            -------------   -------------   -------------
          Total capital expenditures                        $       161.5   $        88.4   $        70.0
                                                            =============   =============   =============

(1)  All references to tons refer to metric tons of 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes extraordinary loss on early extinguishment of debt of $5.4, net of tax benefit of $2.9, in 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see "Overview," "Profit Enhancement and Cost Reduction Initiative," "Results of Operations," "Financial Condition and Liquidity," "Income Tax Matters" and "Recent Accounting Pronouncements"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Company's Annual Report on Form 10-K each identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

OVERVIEW

The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 10 of the Notes to Consolidated Financial Statements for a discussion of the Company's hedging activities.

During the first half of 1996, the Average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable in the $.75 per pound range. However, during the second half of the year the AMT Price fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During 1995, the AMT Price for primary aluminum was approximately $.86 per pound compared to $.72 and $.54 per pound in 1994 and 1993, respectively. The AMT Price for primary aluminum for the week ended February 14, 1997, was approximately $.75 per pound.

The significant improvement in prices during 1994 and 1995 resulted from strong growth in Western world consumption of aluminum and the curtailment of production in response to lower prices in prior periods by many producers worldwide. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in London Metal Exchange ("LME") inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. This trend continued throughout most of 1996. Net reported primary aluminum inventories increased by approximately 62,000 tons in 1996 based upon reports of the LME and the International Primary Aluminium Institute ("IPAI"), following substantial declines of 764,000 and 1,153,000 tons in 1994 and 1995, respectively.

Increased production of primary aluminum due to restarts of certain previously idled capacity, the commissioning of a major new smelter in South Africa, and the continued high level of exports from the Commonwealth of Independent States ("CIS") contributed to increased supplies of primary aluminum to the Western world in 1996. While the economies of the major aluminum consuming regions -- the United States, Japan, Western Europe, and Asia -- are, in the aggregate, performing relatively well, the Company believes that the reduction of aluminum inventories by customers, as prices have continued to decline, has mitigated the growth in primary aluminum demand that normally accompanies growth in economic and industrial activity.

PROFIT ENHANCEMENT AND COST REDUCTION INITIATIVE

The Company has set a goal of achieving significant cost reduction and other profit improvements during 1997, with the full effect planned to be realized in 1998. The initiative is based on the Company's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits the Company considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. To achieve this goal, the Company plans reductions in production costs, decreases in corporate selling, general and administrative expenses, and enhancements to product mix. There can be no assurance that the initiative will result in the desired cost reduction and other profit improvements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

1996 AS COMPARED TO 1995
Summary - For the year ended December 31, 1996, the Company's net income was $13.2 million, compared to net income of $65.3 million in 1995. Net sales for 1996 were $2,190.5 million, compared to $2,237.8 million in 1995. Results for the year ended December 31, 1996, include an after tax benefit of approximately $17.0 million resulting from settlements of certain tax matters in December 1996. Excluding the impact of these non-recurring items, the Company would have reported a net loss for the year ended December 31, 1996.

Results for the year ended December 31, 1996, reflect the substantial reduction in market prices for primary aluminum more fully discussed above. Alumina prices, which are significantly influenced by changes in primary aluminum prices, also declined from period to period. The decrease in product prices more than offset the positive impact of increases in shipments in several segments of the Company's business, as more fully discussed below. Results for 1996 also include approximately $20.5 million in research and development expenses and other costs related to the Company's new Micromill as well as additional expenses related to other strategic initiatives.

Results for 1995 include approximately $17.0 million of first quarter 1995 pre-tax expenses associated with an eight-day strike at five major U.S. locations, a six-day strike at the Company's 65% owned Alumina Partners of Jamaica ("Alpart") bauxite mining and alumina refinery in Jamaica, and a four-day disruption of alumina production at Alpart caused by a boiler failure.

Bauxite and Alumina - Net segment sales for 1996 were basically unchanged from 1995 as a nominal decline in the average realized price of alumina was offset by a modest increase in alumina shipments. The reduction in prices realized reflects the substantial decline in primary aluminum prices experienced in 1996 discussed above.

Operating income for this segment of the Company's business declined significantly from prior year periods as a result of reduced gross margins from alumina sales resulting from the previously discussed price declines and increased natural gas costs at the Company's Gramercy, Louisiana, alumina refinery. Operating income for the year ended December 31, 1996, was also unfavorably impacted by high operating costs associated with disruptions in the power supply at the Company's Alpart alumina refinery during the first nine months of 1996, higher manufacturing costs resulting from higher market prices for fuel and caustic soda and a temporary raw material quality problem experienced at the Company's Gramercy facility during the second quarter of 1996.

Aluminum Processing - An increase in primary aluminum shipments in 1996 of 31% more than offset a 15% decline in the average realized price for primary aluminum from period to period. The increase in shipments during the year ended December 31, 1996, was the result of increased shipments of primary aluminum to third parties as a result of a decline in intracompany transfers.

Net sales of fabricated aluminum products were down 7% for the year ended December 31, 1996, as compared to the prior year as a result of a decrease in shipments (primarily related to can sheet activities) resulting from reduced growth in demand and the reduction of customer inventories. The impact of reduced product shipments was to a limited degree offset by a 4% increase in the average realized price from the sale of fabricated aluminum products, resulting primarily from a shift in product mix to higher value added products.

Operating income for the aluminum processing segment for the year was also impacted by approximately $5.6 million of scheduled non-recurring maintenance costs at the Company's Trentwood, Washington, rolling mill facility in the fourth quarter of 1996, offset by $11.5 million ($7.2 on an after-tax basis) of reduced operating costs resulting from the non-cash settlement in December 1996 of certain tax matters.

Corporate - Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. A substantial portion of the 1996 reduction in operating losses of the corporate segment as compared to 1995 is due to reduced incentive compensation accruals resulting from the decline in earnings from the prior year period. Reduced post employment benefit plan and pension plan costs also contributed to the 1996 reduction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1995 AS COMPARED TO 1994
Summary - The Company reported net income of $65.3 million in 1995, compared with a net loss of $101.6 million. The principal reason for the improvement in 1995 compared to 1994 was the improvement in operating results previously described, partially offset by other charges, principally related to the establishment of additional litigation reserves.

Improved operating results in 1995 were partially offset by expenses related to the Company's smelting joint venture in China, accelerated expenses for the Company's Micromill technology, maintenance expenses as a result of an electrical lightning strike at the Company's Trentwood, Washington, facility, and a work slowdown at the Company's 49%-owned Kaiser Jamaica Bauxite Company prior to the signing of a new labor contract. The combined impact of these expenditures on the results for 1995 was approximately $6.0 million in the aggregate (on a pre-tax basis). Operating results in 1995 were further impacted by (i) an eight-day strike at five major domestic locations by the United Steelworkers of America ("USWA"),
(ii) a six-day strike by the National Workers Union at Alpart, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the results for 1995 was approximately $17.0 million in the aggregate (on a pre-tax basis), principally from lower production volume and other related costs.

Bauxite and Alumina -- Net sales to third parties for the bauxite and alumina segment were 19% higher in 1995 than in 1994. Revenue from alumina increased 20% in 1995 from 1994, due to higher average realized prices partially offset by lower shipments. The remainder of the segment's sales revenues were from sales of bauxite and the portion of sales of alumina attributable to the minority interest at Alpart.

This segment's operating income was $54.0 million in 1995, compared with $19.8 million in 1994. The increase in operating income in 1995 compared with 1994 was principally due to higher revenue, partially offset by the effect of the strike and boiler failure.

Aluminum Processing -- Net sales to third parties for the aluminum processing segment were 28% higher in 1995 than in 1994. The bulk of the segment's sales represents the Company's primary aluminum and fabricated aluminum products, with the remainder representing the portion of sales of primary aluminum attributable to the minority interest in the Company's 90%-owned Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. Revenue from primary aluminum increased 67% in 1995 from 1994, due primarily to higher average realized prices and higher shipments. In 1995, the Company's average realized price from sales of primary aluminum was approximately $.81 per pound, as compared to the AMT Price of approximately $.86 per pound during the year. Average realized prices in 1994 reflected the defensive hedging of primary aluminum prices in respect of 1994 shipments, which was initiated prior to the then-recent improvements in metal prices. The higher shipments of primary aluminum in 1995 were due to increased production at the Company's smelters in the Pacific Northwest and Valco, and reduced intracompany consumption of primary metal at the Company's fabricated products units. Shipments in 1994 reflected production curtailments at the Company's smelters in the Pacific Northwest and Valco. Shipments of primary aluminum to third parties were approximately 42% of total aluminum products shipments in 1995, compared with approximately 36% in 1994. Revenue from fabricated aluminum products increased 17% in 1995 from 1994, due to higher average realized prices partially offset by lower shipments for most of these products.

The increase in net sales for 1995 was partially offset by decreased shipments caused by the strike by the USWA discussed above.

This segment's operating income was $238.9 million in 1995, compared with a loss of $8.4 million in 1994. Improvement in operating results in 1995 compared with 1994 was principally due to higher revenue, partially offset by the effect of the strike by the USWA.

Corporate -- Corporate operating expenses represent corporate general and administrative expenses that were not allocated to segments.

LIQUIDITY AND CAPITAL RESOURCES

See Note 4 of the Notes to Consolidated Financial Statements for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

OPERATING ACTIVITIES
Cash provided by operating activities was $22.9 million in 1996 as compared to $119.5 million in 1995. In 1994, $21.3 million of cash was used by operating activities. The reduction in cash generated by operating activities from 1995 to 1996 is primarily due to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

lower earnings resulting from the reduction in prices realized by the Company from the sale of primary aluminum and alumina. The improvement in cash flows from operating activities in 1995 compared with 1994 was primarily due to higher earnings resulting from increased product prices and a refund of margin deposits of $50.5 million under certain hedging contracts.

At December 31, 1996, the Company had working capital of $409.3 million, compared with working capital of $324.5 million at December 31, 1995. The increase in working capital was due primarily to an increase in Cash and cash equivalents as a result of the debt offerings discussed below.

INVESTING ACTIVITIES
The Company's capital expenditures of $319.9 million during the three years ended December 31, 1996 (of which $23.2 million was funded by the Company's minority partners in certain foreign joint ventures) were made primarily to construct new facilities, improve production efficiency, reduce operating costs, and expand capacity at existing facilities. Total consolidated capital expenditures were $161.5 million in 1996, compared with $88.4 million in 1995 and $70.0 million in 1994 (of which $7.4, $8.3, and $7.5 million were funded by the minority partners in certain foreign joint ventures in 1996, 1995, and 1994, respectively). A substantial portion of the increase in capital expenditures in 1996 over prior years levels is attributable to the development and construction of the Company's proprietary Micromill technology for the production of can sheet from molten metal. The first Micromill, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. The Company expects that the Nevada Micromill will be in a start-up mode for the first half of 1997 and will be able to commence limited product shipments to customers in the second half of the year. Total consolidated capital expenditures are expected to be between $70.0 and $140.0 million per annum in each of 1997 through 1999 (of which approximately 7% is expected to be funded by the Company's minority partners in certain foreign joint ventures). Management continues to evaluate numerous projects all of which require substantial capital, both in the United States and overseas.

In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, entered into a joint venture agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise (the "Joint Venture") organized under the laws of the People's Republic of China ("PRC"). KYRIL contributed $9.0 million to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained. At a meeting of the board of directors of the Joint Venture held on January 16, 1997, LAS reported that negotiations had begun with an investor regarding the possible purchase of KYRIL's interest in the Joint Venture. Based on such report, the Joint Venture directors adopted a resolution that, among other things, (i) extended until June 30, 1997, discussions concerning the future of the Joint Venture, (ii) provided that KYRIL grant to LAS the right to seek a buyer to purchase KYRIL's equity interest in the Joint Venture, and (iii) provided that if a buyer to purchase KYRIL's equity interest in the Joint Venture was not found by June 30, 1997, the Joint Venture would be terminated and dissolved.

FINANCING ACTIVITIES AND LIQUIDITY
On February 17, 1994, the Company and Kaiser entered into a five year credit agreement (as amended, the "Credit Agreement") under which the Company is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. As of February 14, 1997, $271.9 million (of which $71.9 million could have been used for letters of credit) was available to the Company under the Credit Agreement. The Credit Agreement is unconditionally guaranteed by the Company and by certain of its significant subsidiaries. The Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's and Kaiser's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The Credit Agreement is secured by, among other things, (i) mortgages on the Company's major domestic plants (excluding the Company's Gramercy alumina plant and Nevada Micromill); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates. The Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the fourth quarter of 1996, the Company sold a total of $225.0 million principal amount of two separate series of 10-7/8% Senior Notes due 2006 (the "10-7/8% Notes") in separate transactions. A net premium of $.9 million was realized from the issuance of the 10-7/8% Notes. The 10-7/8% Notes rank pari passu in right and priority of payment with the indebtedness under the Credit Agreement and the Company's 9-7/8% Senior Notes due 2002 (the "9-7/8% Notes") and are guaranteed on a senior, unsecured basis by certain of the Company's subsidiaries.

The indentures governing the 9-7/8% Notes, the 10-7/8% Notes and the Company's 12-3/4% Senior Subordinated Notes due 2003 (the "12-3/4% Notes") (collectively, the "Indentures") restrict, among other things, the Company's ability to incur debt and liens, make investments, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that the Company must offer to purchase the 9-7/8% Notes, the 10-7/8% Notes and the 12-3/4% Notes, respectively, upon the occurrence of a Change of Control (as defined therein), and the Credit Agreement provides that the occurrence of a Change in Control (as defined therein) shall constitute an Event of Default thereunder.

As of December 31, 1996, the Company's total consolidated indebtedness was $970.5 million and $269.7 million of borrowing capacity was unused under the revolving credit facility of the Credit Agreement. During the year ended December 31, 1996, total borrowings and repayments under the revolving credit facility of the Credit Agreement were $464.3 million and $477.4 million, respectively. During the year ended December 31, 1995, total borrowings and repayments under the revolving credit facility of the Credit Agreement were $532.2 million and $525.8 million, respectively.

Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, management believes that operating cash flows, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

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

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1996, the balance of such accruals, which are primarily included in Long-term liabilities, was $33.3 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 million for the years 1997 through 2001 and an aggregate of approximately $6.0 million thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $24.0 million and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. See Note 9 of the Notes to Consolidated Financial Statements for further description of these contingencies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASBESTOS CONTINGENCIES
The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At December 31, 1996, the number of such claims pending was approximately 71,100, as compared with 59,700 at December 31, 1995. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed.

A substantial portion of the asbestos-related claims that were filed and served on the Company during 1995 and 1996 were filed in Texas. The Company has been advised by its counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently exempt from certain aspects of the Texas tort reform legislation, management has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation relating to the doctrine of forum non conveniens, as well as other developments in the legislative and legal environment in Texas, may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance in 1996, albeit at a somewhat reduced rate.

Based on past experience and reasonably anticipated future activity the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $136.7 million, before consideration of insurance recoveries, is included primarily in Long-term liabilities at December 31, 1996. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $8.0 to $17.0 million for each of the years 1997 through 2001, and an aggregate of approximately $80.0 million thereafter.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $109.8 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1996.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. See
Note 9 of the Notes to Consolidated Financial Statements for further description of this contingency.

INCOME TAX MATTERS

The Company's net deferred income tax assets as of December 31, 1996, were $308.0 million, net of valuation allowances of $127.2 million. The Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1996 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 96-1 ("SOP 96-1") which provides authoritative guidance intended to improve and narrow the manner in which existing accounting literature is applied to the recognition, measurement, display, and disclosure of environmental remediation liabilities arising pursuant to existing federal, state and local laws and regulations. SOP 96-1 addresses the nature of items that are to be included in the measurement of a company's liability related to any environmental remediation efforts it is currently undertaking or required to complete in the future. In this regard, SOP 96-1 requires that all incremental direct third party costs, as well as any internal compensation costs (including benefits) for employees expected to devote a significant amount of time directly to remediation efforts, should be included in the determination of the estimated liability. The "remediation effort" is defined in SOP 96-1 to include such things as remedial risk assessment, feasibility studies and operations and maintenance associated with corrective actions. SOP 96-1 must be adopted in the first quarter of 1997. The adoption of SOP 96-1 is not currently expected to have a material impact on the Company's financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                       ----

Report of Independent Public Accountants                                 24

Consolidated Balance Sheets                                              25

Statements of Consolidated Income (Loss)                                 26

Statements of Consolidated Cash Flows                                    27

Notes to Consolidated Financial Statements                               28

Five-Year Financial Data                                                 48

Quarterly Financial Data (Unaudited)                                     50

Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.


KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum & Chemical Corporation (a Delaware corporation)and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
San Francisco, California
February 14, 1997


                                                                December 31,
                                                       ------------------------------
(In millions of dollars, except share amounts)                   1996            1995
-------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                         $        81.3   $        21.7
     Receivables:
          Trade, less allowance for doubtful
          receivables of $4.7 in 1996 and $5.0 in 1995         177.9           222.9
          Other                                                 77.7            87.3
     Inventories                                               562.2           525.7
     Prepaid expenses and other current assets                 127.8            76.6
                                                       --------------  --------------
          Total current assets                               1,026.9           934.2

Investments in and advances to unconsolidated
     affiliates                                                168.4           178.2
Property, plant, and equipment - net                         1,168.7         1,109.6
Deferred income taxes                                          263.3           268.8
Other assets                                                   308.6           323.5
                                                       --------------  --------------

          Total                                        $     2,935.9   $     2,814.3
                                                       ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $       189.3   $       184.5
     Accrued interest                                           35.6            32.0
     Accrued salaries, wages, and related expenses              95.4           105.3
     Accrued postretirement medical benefit obligation
     - current portion                                          50.1            46.8
     Other accrued liabilities                                 132.8           126.2
     Payable to affiliates                                      96.9            95.3
     Long-term debt - current portion                            8.9             8.9
     Note payable to parent - current portion                    8.6            10.7
                                                       --------------  --------------

          Total current liabilities                            617.6           609.7
Long-term liabilities                                          458.1           548.5
Accrued postretirement medical benefit obligation              722.5           734.0
Long-term debt                                                 953.0           749.2
Note payable to parent                                                           8.6
Minority interests                                              92.5            91.4
Redeemable preference stock - aggregate liquidation
     value of $31.7 in 1996 and $36.9 in 1995                   27.5            29.6
Commitments and contingencies
Stockholders' equity:
     Preference stock - cumulative and convertible, par
          value $100, authorized
          1,000,000 shares; issued and outstanding,
          21,630 and 22,214 in 1996 and 1995                     1.7             1.7
     Common stock, par value 33-1/3 cents, authorized
          100,000,000 shares; issued and outstanding
          46,171,365                                            15.4            15.4
     Additional capital                                      1,829.8         1,730.7
     Accumulated deficit                                      (201.3)         (210.9)
     Additional minimum pension liability                       (2.8)          (13.8)
     Note receivable from parent                            (1,578.1)       (1,479.8)
                                                       --------------  --------------
          Total stockholders' equity                            64.7            43.3
                                                       --------------  --------------

          Total                                        $     2,935.9   $     2,814.3
                                                       ==============  ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


                                                           Year Ended December 31,
                                               ----------------------------------------------
(In millions of dollars)                                1996            1995            1994
---------------------------------------------------------------------------------------------
Net sales                                      $     2,190.5   $     2,237.8   $     1,781.5

                                               --------------  --------------  --------------

Costs and expenses:
     Cost of products sold                           1,869.1         1,798.4         1,625.5
     Depreciation                                       96.0            94.3            95.4
     Selling, administrative, research and
       development, and general                        125.3           134.0           116.5
                                               --------------  --------------  --------------
          Total costs and expenses                   2,090.4         2,026.7         1,837.4
                                               --------------  --------------  --------------

Operating income (loss)                                100.1           211.1           (55.9)

Other income (expense):

     Interest expense                                  (93.4)          (93.9)          (88.6)
     Other - net                                        (2.6)          (14.1)           (7.3)
                                               --------------  --------------  --------------

Income (loss) before income taxes, minority
     interests and extraordinary loss                    4.1           103.1          (151.8)

Credit (provision) for income taxes                      8.4           (37.4)           54.0

Minority interests                                        .7             (.4)            1.6
                                               --------------  --------------  --------------

Income (loss) before extraordinary loss                 13.2            65.3           (96.2)

Extraordinary loss on early extinguishment of
     debt, net of tax benefit of $2.9                                                   (5.4)

                                               --------------  --------------  --------------

Net income (loss)                              $        13.2   $        65.3   $      (101.6)
                                               ==============  ==============  ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.




KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES


                                                             Year Ended December 31,
                                                 ----------------------------------------------
(In millions of dollars)                                  1996            1995            1994

-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                           $        13.2   $        65.3   $      (101.6)
     Adjustments to reconcile net income (loss)
          to net cash provided by(used for)
          operating activities:
               Depreciation                               96.0            94.3            95.4
               Amortization of excess investment
                    over equity in unconsolidated
                    affiliates                            11.6            11.4            11.6

               Amortization of deferred financing
                    costs and net discount on
                    long-term debt                         5.6             5.4             6.2
               Undistributed equity in (income)
                    losses of unconsolidated
                    affiliates                             3.0           (19.2)            1.9
               Minority interests                          (.7)             .4            (1.6)
               Extraordinary loss on early
                    extinguishment of debt   net                                           5.4
               Decrease (increase) in receivables         50.2          (110.0)           36.2

               Increase in inventories                   (36.5)          (57.7)          (41.1)
               (Increase) decrease in prepaid
                    expenses and other assets            (39.4)           82.9           (60.6)
               Increase in accounts payable                4.8            32.4            25.8
               Increase (decrease) in accrued
                    interest                               3.6             (.6)            9.3
               (Decrease) increase in payable to
                    affiliates and accrued

                    liabilities                          (62.8)           10.6            51.6
               Decrease in accrued and deferred
                    income taxes                         (35.7)           (7.2)          (69.2)
               Other                                      10.0            11.5             9.4
                                                 --------------  --------------  --------------
                    Net cash provided by (used
                    for) operating activities             22.9           119.5           (21.3)
                                                 --------------  --------------  --------------

Cash flows from investing activities:

     Additions to property, plant, and equipment        (160.3)          (79.4)          (70.0)
     Investments in unconsolidated affiliates             (1.2)           (9.0)
     Other                                                17.2             8.6             4.1
                                                 --------------  --------------  --------------

                    Net cash used for investing
                         activities                     (144.3)          (79.8)          (65.9)
                                                 --------------  --------------  --------------

Cash flows from financing activities:
     Borrowings (repayments) under revolving

          credit facility, net                           (13.1)            6.4          (181.3)
     Borrowings of long-term debt                        225.9                           223.6
     Repayments of long-term debt                         (9.0)          (11.8)           (9.0)
     Net (payments to) borrowings from parent            (10.7)          (15.5)           13.2
     Incurrence of financing costs                        (6.2)            (.8)          (19.2)
     Dividends paid                                        (.7)            (.7)            (.7)
     Capital contributions                                  .1             1.2            66.9
     Redemption of preference stock                       (5.3)           (8.8)           (8.5)
                    Net cash provided by (used
                         for) financing
                      activities                         181.0           (30.0)           85.0
                                                 --------------  --------------  --------------

Net increase (decrease) in cash and cash
     equivalents during the year                          59.6             9.7            (2.2)

Cash and cash equivalents at beginning of year            21.7            12.0            14.2
                                                 --------------  --------------  --------------
Cash and cash equivalents at end of year         $        81.3   $        21.7   $        12.0
                                                 ==============  ==============  ==============

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest  $        84.2   $        88.8   $        73.1
     Income taxes paid                                    22.7            35.7            16.0
     Tax allocation payments to Kaiser Aluminum
          Corporation                                      2.7             3.2
     Tax allocation payments to (from) MAXXAM

          Inc.                                             1.1                            (3.8)



The accompanying notes to consolidated financial statements are an integral part of these statements.







KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(In millions of dollars, except share amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the statements of Kaiser Aluminum & Chemical Corporation (the "Company" or "KACC") and its majority owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser Aluminum Corporation ("Kaiser") which is a subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the aluminum industry--the mining of bauxite (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note 11).

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties, with respect to such estimates and assumptions, are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

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


                                                                December 31,
                                                       ------------------------------
                                                                 1996            1995
------------------------------------------------------ ------------------------------
Finished fabricated products                           $        113.5  $         91.5
Primary aluminum and work in process                            200.3           195.9
Bauxite and alumina                                             110.2           119.6
Operating supplies and repair and maintenance parts             138.2           118.7
                                                       --------------  --------------
                                                       $        562.2  $        525.7
                                                       ==============  ==============


DEPRECIATION
Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives of land improvements, buildings, and machinery and equipment are 8 to 25 years, 15 to 45 years, and 10 to 22 years, respectively.

STOCK-BASED COMPENSATION
The Company applies the intrinsic value method to account for a Kaiser stock-based compensation plan whereby compensation cost is recognized only to the extent that the quoted market price of the Kaiser stock at the measurement date exceeds the amount Company employees must pay to acquire the Kaiser stock. No compensation cost has been recognized for this plan as no Kaiser stock options were granted in 1996 or 1995 and as the Kaiser stock options granted in 1994 were at the market price (see Note 6).

OTHER INCOME ( EXPENSE)
Other expense in 1996, 1995, and 1994 includes $3.1, $17.8, and $16.5 of pre-tax charges related principally to establishing additional: (i) litigation reserves for asbestos claims, net of estimated aggregate insurance recoveries, and (ii) environmental reserves for potential soil and ground water remediation matters, each pertaining to operations which were discontinued prior to the acquisition of the Company by MAXXAM in 1988.

DEFERRED FINANCING COSTS
Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in interest expense.

FOREIGN CURRENCY
The Company uses the United States dollar as the functional currency for its foreign operations.

DERIVATIVE FINANCIAL INSTRUMENTS
Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company's exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company's exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's and the Company's boards of directors. Hedging transactions are executed centrally on behalf of all of the Company's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

Most of the Company's hedging activities involve the use of option contracts (which establish a maximum and/or minimum amount to be paid or received) and forward sales contracts (which effectively fix or lock-in the amount the Company will pay or receive).
Option contracts typically require the payment of an up-front premium in return for the right to receive the amount (if any) by which the price at the settlement date exceeds the strike price. Any interim fluctuations in prices prior to the settlement date are deferred until the settlement date of the underlying hedged transaction, at which point they are reflected in net sales or cost of sales (as applicable) together with the related premium cost. Forward sales contracts do not require an up-front payment and are settled by the receipt or payment of the amount by which the price at the settlement date varies from the contract price.
No accounting recognition is accorded to interim fluctuations in prices of forward sales contracts.

The Company has established margin accounts and credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses are in excess of such credit limits, the Company is entitled to receive advances from the counterparties on open positions or is required to make margin deposits to counterparties, as the case may be. At December
31, 1996, the Company had received $13.0 of margin advances from counterparties. At December 31, 1995, the Company had neither received nor made any margin deposits. Management considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

Deferred gains or losses as of December 31, 1996, are included in Prepaid expenses and other current assets and Other accrued liabilities (See Note 10).

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of its outstanding indebtedness to be $1,006.9 and $806.3 at December 31, 1996, and 1995,
respectively, based on quoted market prices for the Company's 9-7/8% Senior Notes due 2002 (the "9-7/8% Notes") and 12-3/4% Senior
Subordinated Notes due 2003 (the "12-3/4% Notes"), the issuance price of the 10-7/8% Notes (as defined in Note 4), and the discounted future cash flows for all other indebtedness, using the current rate for debt of similar maturities and terms. The
Company believes that the carrying amount of other financial instruments is a reasonable estimate of their fair value, unless otherwise noted.

2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey Aluminium Limited ("Anglesey") (49.0% owned), and Kaiser Jamaica Bauxite Company (49.0% owned). The equity in earnings (losses) before income taxes of such operations is treated as a reduction (increase) in cost of products sold. At December 31, 1996 and 1995, the Company's net receivables from these affiliates were not material.

SUMMARY OF COMBINED FINANCIAL POSITION


                                                                December 31,
                                                       ------------------------------
                                                                 1996            1995
-------------------------------------------------------------------------------------
Current assets                                         $        450.3  $        429.0
Long-term assets (primarily property, plant, and                364.7           370.1
     equipment, net)                                   --------------  --------------

     Total assets                                      $        815.0  $        799.1
                                                       ==============  ==============


Current liabilities                                    $        116.9  $        125.4
Long-term liabilities (primarily long-term debt)                386.7           367.4
Stockholders' equity                                            311.4           306.3
                                                       --------------  --------------

     Total liabilities and stockholders' equity        $        815.0  $        799.1
                                                       ==============  ==============

SUMMARY OF COMBINED OPERATIONS


                                                                  Year Ended December 31,
                                                     ------------------------------------------------
                                                                1996            1995            1994
-----------------------------------------------------------------------------------------------------
Net sales                                              $       660.5   $       685.9   $       489.8
Costs and expenses                                            (631.5)         (618.7)         (494.8)
Provision for income taxes                                      (8.7)          (18.7)           (6.3)
                                                       -------------   -------------   -------------
Net income (loss)                                      $        20.3   $        48.5   $       (11.3)
                                                       =============   =============   =============
Company's equity in income (loss)                      $         8.8   $        19.2   $        (1.9)
                                                       =============   =============   =============

Dividends received                                     $        11.8
                                                       =============

The Company's equity in income (loss) differs from the summary net income
(loss) due to various percentage ownerships in the entities and equity method accounting adjustments. At December 31, 1996, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $42.0 which amount will be fully amortized over the next four years.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as financing, management, and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $281.6, $284.4, and $219.7 in the years ended December 31, 1996, 1995, and 1994, respectively.

3.   PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:


                                                              December 31,
                                                     ------------------------------
                                                               1996            1995
---------------------------------------------------- ------------------------------
Land and improvements                                $        157.5  $        151.8
Buildings                                                     216.0           198.5
Machinery and equipment                                     1,441.1         1,337.6
Construction in progress                                       84.7            59.6
                                                     --------------  --------------
                                                            1,899.3         1,747.5
Accumulated depreciation                                      730.6           637.9
                                                     --------------  --------------
     Property, plant, and equipment, net             $      1,168.7  $      1,109.6
                                                     ==============  ==============


4.   LONG-TERM DEBT

Long-term debt and its maturity schedule are as follows:


                                                                                     December 31,
                                                                               2002----------------
                                                                                and    1996    1995
                                       1997    1998    1999    2000    2001   After   Total   Total
---------------------------------------------------------------------------------------------------
Credit Agreement                                                                           $   13.1
97/8% Senior Notes due 2002, net                                           $  224.0$  224.0   223.8
107/8% Senior Notes due 2006, net                                             225.9   225.9
Alpart CARIFA Loan - Series A, due
     2008 (variable rates)                                                     38.0    38.0    38.0
Alpart CARIFA Loan - Series B, due
     2007 (8.25%)                                                              22.0    22.0    22.0
123/4% Senior Subordinated Notes
     due 2003                                                                 400.0   400.0   400.0
Other borrowings (fixed and
     variable rates)               $    8.9$    9.1$     .4$     .4$     .4    32.8    52.0    61.2
                                   ----------------------------------------------------------------
Total
                                   $    8.9$    9.1$     .4$     .4$     .4$  942.7   961.9   758.1

Less current portion                                                                    8.9     8.9
                                                                                   ----------------
     Long-term debt                                                                $  953.0$  749.2
                                                                                   ================


CREDIT AGREEMENT
In February 1994, the Company and Kaiser entered into a credit agreement (as amended, the "Credit Agreement") which provides a $325.0 five-year secured, revolving line of credit. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $325.0 or a borrowing base relating to eligible accounts receivable plus eligible inventory. As of December 31, 1996, $269.7 (of which $71.9 could have been used for letters of credit) was available to the Company under the Credit Agreement. The Credit Agreement is unconditionally guaranteed by the Company and by certain of its significant subsidiaries. Interest on outstanding balances will bear a premium (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option.

1996 ISSUANCES
During the fourth quarter of 1996, the Company sold a total of $225.0 principal amount of two separate series of 10-7/8% Senior Notes due 2006 (the "10-7/8% Notes") in separate transactions. A net premium of $.9 was realized from the issuance of the 10-7/8% Notes. The 10-7/8% Notes rank pari passu in right and priority of payment with the indebtedness under the Credit Agreement and the 9-7/8% Notes and are guaranteed on a senior, unsecured basis by certain of the Company's subsidiaries.

LOAN COVENANTS AND RESTRICTIONS
The Credit Agreement requires the Company to comply with certain financial covenants and places restrictions on the Company's and Kaiser's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The Credit Agreement is secured by, among other things, (i) mortgages on the Company's major domestic plants (excluding the Company's Gramercy alumina plant and Nevada Micromill); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

The obligations of the Company with respect to its 9-7/8% Notes, its 10-7/8% Notes and its 12-3/4% Notes are guaranteed, jointly and severally, by certain of its subsidiaries. The indentures governing the 9-7/8% Notes, the 10-7/8% Notes and the 12-3/4% Notes (collectively, the "Indentures") restrict, among other things, the Company's ability, to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that the Company must offer to purchase the 9-7/8% Notes, the 10-7/8% Notes and the 12-3/4% Notes, respectively, upon the occurrence of a Change of Control (as defined therein), and the Credit Agreement provides that the occurrence of a Change in Control (as defined therein) shall constitute an Event of Default thereunder.

Under the most restrictive of the covenants in the Indentures and the Credit Agreement, neither the Company nor Kaiser currently is permitted to pay dividends on its common stock.

In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA"). Pursuant to the loan agreement, Alpart must remain a qualified recipient for Caribbean Basin Initiative funds as defined in applicable laws. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds. Alpart's obligations under the loan agreement are secured by a $64.2 letter of credit guaranteed by the partners in Alpart (of which $22.5 is guaranteed by the Company's minority partner in Alpart).

CAPITALIZED INTEREST
Interest capitalized in 1996, 1995, and 1994 was $4.9, $2.8, and $2.7, respectively.

EXTRAORDINARY ITEM
The Company recorded a pre-tax extraordinary loss of $5.4 (net of $2.9 of deferred income taxes provided at a rate which approximates the federal statutory rate) in the first quarter of 1994 when the Company entered into the Credit Agreement, as a result of the write-off of unamortized deferred financing costs related to the previous credit agreement.

5.   INCOME TAXES

Income (loss) before income taxes, minority interests and extraordinary loss by geographic area is as follows:

                                                               Year Ended December 31,
                                                   ----------------------------------------------
                                                            1996            1995            1994
-------------------------------------------------------------------------------------------------
Domestic                                           $       (43.4)  $       (55.4)  $      (168.1)
Foreign                                                     47.5           158.5            16.3
                                                   -------------   -------------   -------------
     Total                                         $         4.1   $       103.1   $      (151.8)
                                                   =============   =============   =============


Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
The credit (provision) for income taxes on income (loss) before income taxes, minority interests and extraordinary loss consists of:



                                                  Federal         Foreign           State           Total
----------------------------------------------------------------------------------------------------------
1996 Current                                $        (1.6)  $       (21.8)  $         (.1)  $       (23.5)
     Deferred                                         7.7             7.6            16.6            31.9
                                            -------------   -------------   -------------   -------------
          Total                             $         6.1   $       (14.2)  $        16.5   $         8.4
                                            =============   =============   =============   =============
1995 Current                                $        (4.3)  $       (40.2)  $         (.1)  $       (44.6)
     Deferred                                        15.0            (4.9)           (2.9)            7.2
                                            -------------   -------------   -------------   -------------
          Total                             $        10.7   $       (45.1)  $        (3.0)  $       (37.4)
                                            =============   =============   =============   =============
1994 Current                                                $       (18.0)  $         (.1)  $       (18.1)
     Deferred                               $        71.4              .6              .1            72.1
                                            -------------    -------------  -------------    -------------
          Total                             $        71.4   $       (17.4)                  $        54.0
                                            =============   =============   =============   =============


The 1994 federal deferred credit for income taxes of $71.4 includes $29.2 for the benefit of operating loss carryforwards generated in 1994.

A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, minority interest and extraordinary loss is as follows:


                                                                Year Ended December 31,
                                                    ----------------------------------------------
                                                             1996            1995            1994
--------------------------------------------------- ----------------------------------------------
Amount of federal income tax credit (provision)     $        (1.4)  $       (36.1)  $        53.1
     based on the statutory rate
Revision of prior years' tax estimates and other             10.0             1.5              .5
     changes in valuation allowances
Percentage depletion                                          3.9             4.2             5.6
Foreign taxes, net of federal tax benefit                    (5.5)           (5.4)           (5.3)
Other                                                         1.4            (1.6)             .1
                                                    -------------   -------------   -------------
Credit (provision) for income taxes                 $         8.4   $       (37.4)  $        54.0
                                                    =============   =============   =============



Included in revision of prior years' tax estimates and other changes in valuation allowances for 1996 shown above is $9.8 related to the resolution of certain income tax matters in the fourth quarter of 1996.

The components of the Company's net deferred income tax assets are as follows:

                                                                 December 31,
                                                        ------------------------------
                                                                 1996            1995
------------------------------------------------------- ------------------------------
Deferred income tax assets:
     Postretirement benefits other than pensions        $       290.5   $       289.9
     Loss and credit carryforwards                              134.3           155.8
     Other liabilities                                          157.6           163.8
     Other                                                       86.3            66.2
     Valuation allowances                                      (127.2)         (128.5)
                                                        -------------   -------------
          Total deferred income tax assets-net                  541.5           547.2
                                                        -------------   -------------
Deferred income tax liabilities:
     Property, plant, and equipment                            (160.9)         (179.8)
     Other                                                      (72.6)          (75.9)
                                                        -------------   -------------
          Total deferred income tax liabilities                (233.5)         (255.7)
                                                        -------------   -------------
Net deferred income tax assets                          $       308.0   $       291.5
                                                        =============   =============


The principal component of the Company's net deferred income tax asset is the tax benefit, net of certain valuation allowances,associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30- to 40-year period. If such deductions create or increase a net operating loss in any one year, the Company has the ability to carry forward such loss for 15 taxable years. For these reasons, the Company believes that a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized.

A substantial portion of the valuation allowances provided by the Company relates to loss and credit carryforwards. To determine the proper amount of valuation allowances with respect to these carryforwards, the Company evaluated all appropriate factors,including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes, based on the cyclical nature of its business, its history of operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

As of December 31, 1996 and 1995, $69.7 and $53.5, respectively, of the net deferred income tax assets listed above are included on the Consolidated Balance Sheets in the caption entitled Prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included on the Consolidated Balance Sheets in the captions entitled Other accrued liabilities and Long-term liabilities.

The Company and its subsidiaries (collectively, the "KACC Subgroup") are members of the consolidated return group of which Kaiser is the common parent corporation and are included in Kaiser's consolidated federal income tax returns. For the period from October 28, 1988 through June 30, 1993, the KACC Subgroup was included in the consolidated federal income tax returns of MAXXAM. Payments or refunds for periods ended prior to July 1, 1993, may still be required by or payable to the Company pursuant to its tax allocation agreement with MAXXAM (the "KACC Tax Allocation Agreement") due to the final resolution of audits, amended returns,and related matters. However, the Credit Agreement prohibits the payment by the Company to MAXXAM of any amounts due under the KACC Tax Allocation Agreement, except for certain payments that are required as a result of audits and only to the extent of any amounts paid after February 17, 1994, by MAXXAM to the Company under the KACC Tax Allocation Agreement. The KACC Tax Allocation Agreement terminated pursuant to its terms, effective for taxable periods beginning after June 30, 1993.

The following table presents the Company's tax attributes for federal income tax purposes as of December 31, 1996. The utilization of certain of these tax attributes is subject to limitations:



                                                                             Expiring
                                                                              Through
-------------------------------------------------------------------------------------
Regular tax attribute carryforwards:
     Net operating losses                              $         36.0            2010
     General business tax credits                                23.1            2010
     Foreign tax credits                                         67.6            2001
     Alternative minimum tax credits                             20.0      Indefinite
Alternative minimum tax attribute carryforwards:
     Net operating losses                              $         26.6            2010
     Foreign tax credits                                         71.7            2001


6.   EMPLOYEE BENEFIT AND INCENTIVE PLANS

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

The funded status of the employee pension benefit plans and the corresponding amounts that are included in the Company's Consolidated Balance Sheets are as follows:



                                                           Plans with Accumulated
                                                        Benefits Exceeding Assets(1)
                                                                December 31,
                                                       -----------------------------

                                                                1996            1995
------------------------------------------------------  ------------- - -------------
Accumulated benefit obligation:
     Vested employees                                  $       737.7   $       753.0
     Nonvested employees                                        38.5            28.7
                                                       -------------   -------------
     Accumulated benefit obligation                            776.2           781.7
Additional amounts related to projected salary                  40.0            34.2
     increases                                         -------------   -------------
Projected benefit obligation                                   816.2           815.9
Plan assets (principally common stocks and fixed              (662.0)         (592.3)
     income obligations) at fair value                 -------------   -------------
Plan assets less than projected benefit obligation             154.2           223.6
Unrecognized net losses                                        (13.6)          (54.7)
Unrecognized net obligations                                     (.4)            (.5)
Unrecognized prior-service cost                                (26.9)          (28.2)
Adjustment required to recognize minimum liability              13.7            49.8
                                                       -------------   -------------
Accrued pension obligation included in the
     Consolidated Balance Sheets
     (principally in Long-term liabilities)            $       127.0   $       190.0
                                                       =============   =============

(1) Includes plans with assets exceeding accumulated benefits by approximately $.3 and $.1 in 1996 and 1995, respectively.



As required by Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, the Company recorded an after-tax credit (charge) to equity of $11.0 and $(4.7) at December 31, 1996 and 1995, respectively, for the deficit (excess) of the minimum liability over the unrecognized net obligation and prior-service cost. These amounts were recorded net of the related income tax (provision) credit of $(6.5) and $2.8 as of December 31, 1996 and 1995, respectively, which approximated the federal and state statutory rates.

The components of net periodic pension cost are:


                                                                 Year Ended December
                                                                         31,
                                                   ----------------------------------------------
                                                            1996            1995            1994
-------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period   $        12.9   $        10.0   $        11.2
Interest cost on projected benefit obligation               60.0            59.8            57.3
Return on assets:
     Actual gain                                           (89.8)         (112.2)            (.8)
     Deferred gain (loss)                                   34.8            64.6           (53.0)
Net amortization and deferral                                5.5             4.2             4.1
                                                   -------------   -------------   -------------
Net periodic pension cost                          $        23.4   $        26.4   $        18.8
                                                   =============   =============   =============


Assumptions used to value obligations at year-end, and to determine the net periodic pension cost in the subsequent year are:


                                                          1996            1995            1994
----------------------------------------------------------------------------------------------
Discount rate                                            7.75%            7.5%            8.5%
Expected long-term rate of return on assets               9.5%            9.5%            9.5%
Rate of increase in compensation levels                   5.0%            5.0%            5.0%


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

In 1995, the Company adopted the Kaiser Aluminum Medicare Program ("KAMP"). KAMP is mandatory for all salaried retirees over 65 and for United Steelworkers of America ("USWA") retirees who retire after December 31, 1995, when they become 65, and voluntary for other hourly retirees of the Company's operations in the states of California, Louisiana, Pennsylvania, Rhode Island, and Washington.

The Company's accrued postretirement benefit obligation is composed of the following:




                                                                               December 31,
                                                                      ------------------------------
                                                                                1996            1995
----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees                                                         $        498.7  $        557.6
     Active employees eligible for postretirement benefits                      36.7            30.7
     Active employees not eligible for postretirement                           67.4            61.1
          benefits                                                    --------------  --------------

     Accumulated postretirement benefit obligation                             602.8           649.4
Unrecognized net gains                                                          71.3            20.5
Unrecognized gains related to prior-service costs                               98.5           110.9
                                                                      --------------  --------------

Accrued postretirement benefit obligation                             $        772.6  $        780.8
                                                                      ==============  ==============


The components of net periodic postretirement benefit cost are:

                                                                   Year Ended December 31,
                                                       ----------------------------------------------
                                                                1996            1995            1994
------------------------------------------------------ ------------- ---------------   -------------
Service cost                                           $         3.8   $         4.5   $         8.2
Interest cost                                                   46.9            52.3            56.9
Amortization of prior service cost                             (12.4)           (8.9)           (3.2)
                                                       -------------   -------------   -------------

Net periodic postretirement benefit cost               $        38.3   $        47.9   $        61.9
                                                       =============   =============   =============


The 1997 annual assumed rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for non-HMO are 8.0% and 6.0% for retirees under 65 and over 65, respectively, and 5.5% for HMO at all ages. Non-HMO rates are assumed todecrease gradually to 5.5% in 2004 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $60.4 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $6.1. The weighted average discount rate used to determine the accumulated postretirement benefit obligation at December 31, 1996 and 1995, was 7.75% and 7.5%, respectively.

POSTEMPLOYMENT BENEFITS
The Company provides certain benefits to former or inactive employees after employment but before retirement.

INCENTIVE PLANS
In 1993, the Company adopted the Kaiser 1993 Omnibus Stock Incentive Plan (the "1993 Incentive Plan"). A total of 2,500,000 shares of Kaiser common stock were reserved for awards or for payment of rights granted under the 1993 Incentive Plan, of which 572,254 shares were available to be awarded at December 31, 1996. During 1994, under the 1993 Incentive Plan, 102,564 restricted shares of Kaiser common stock, which are now fully vested, were distributed to two Company executives. Compensation expense recognized during 1996, 1995 and 1994 associated with the 1993 Incentive Plan and a prior long-term incentive plan (the "LTIP")was approximately $.7, $1.4 and $2.2, respectively.

In 1994, the Compensation Committee of Kaiser's Board of Directors approved the award of "nonqualified stock options" to certain members of the Company's management. These options to acquire Kaiser's common stock generally vest at the rate of 25% per year.Information relating to nonqualified stock option activity is shown below. The weighted average price per share is shown parenthetically.


                                                                                         1996            1995            1994
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year ($10.32, $9.85 and $7.55)                            926,085       1,119,680         664,400
Granted ($12.75)                                                                                                      494,800
Exercised ($8.99, $7.32 and $7.25)                                                     (8,275)       (155,500)         (6,920)
Expired or forfeited ($10.45, $8.88 and $7.46)                                        (27,415)        (38,095)        (32,600)
                                                                                -------------   -------------   -------------
Outstanding at end of year ($10.33, $10.32 and $9.85)                                 890,395         926,085       1,119,680
                                                                                =============   =============   =============
Exercisable at end of year ($10.47, $10.73 and $7.57)                                 436,195         211,755         120,180
                                                                                =============   =============   =============


In 1995, the Company adopted the Kaiser Aluminum Total Compensation System, an unfunded incentive compensation program. The program provides incentive pay based on performance against annual plans and over rolling three-year periods. The Company also has a defined contribution plan for salaried employees. The Company's expense for these plans was $(2.1), $11.9 and $6.1 for the years ended December 31, 1996, 1995, and 1994, respectively.

7.   REDEEMABLE PREFERENCE STOCK

In 1985, the Company issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "Redeemable Preference Stock") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. No additional Redeemable Preference Stock is expected to be issued. Holders of the Redeemable Preference Stock are entitled to an annual cash dividend of $5 per share, or an amount based on a formula tied to the Company's pre-tax income from aluminum operations, when and as declared by the Board of Directors.

The carrying values of the Redeemable Preference Stock are increased each year to recognize accretion between the fair value (at which the Redeemable Preference Stock was originally issued) and the redemption value. Changes in Redeemable Preference Stock are shown below.


                                                       1996            1995            1994
----------------------------------------------------------- --------------- ---------------
Shares:
     Beginning of year                              737,363         912,167       1,081,548
     Redeemed                                      (102,679)       (174,804)       (169,381)
                                              -------------   -------------   -------------
     End of year                                    634,684         737,363         912,167
                                              =============   =============   =============


Redemption fund agreements require the Company to make annual payments by March 31 of the subsequent year based on a formula tied to consolidated net income until the redemption funds are sufficient to redeem all of the Redeemable Preference Stock. On an annual basis, the minimum payment is $4.3 and the maximum payment is $7.3. The Company also has certain additional repurchase requirements which are, among other things, based upon profitability tests.

The Redeemable Preference Stock is entitled to the same voting rights as the Company common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with other the Company preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Redeemable Preference Stock restricts the ability of the Company to redeem or pay dividends on common stock if the Company is in default on any dividends payable on Redeemable Preference Stock.


8.   STOCKHOLDERS' EQUITY

Changes in stockholders' equity were:


                                                                                                        Additional            Note
                                                                                                           Minimum      Receivable
                                        Preference          Common      Additional     Accumulated         Pension            From
                                             Stock           Stock         Capital         Deficit       Liability          Parent
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993          $         1.8   $        15.4   $     1,471.2   $      (165.2)  $       (21.6)  $    (1,301.5)
     Net loss                                                                              (101.6)
     Interest on note receivable
          from parent                                                        86.2                                           (86.2)
     Contribution for LTIP shares                                             2.0
     Capital contribution                                                    66.9
     Preference stock dividends                                                               (.7)
     Redeemable preference stock
          accretion                                                                          (4.0)
     Reduction of minimum pension
          liability                                                                                          12.5
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1994                    1.8            15.4         1,626.3          (271.5)           (9.1)       (1,387.7)
     Net income                                                                              65.3
     Interest on note receivable
          from parent                                                        92.1                                           (92.1)
     Contribution for LTIP shares                                             1.4
     Capital contribution                                                    10.9
     Conversions (1,222 preference
          shares into cash)                   (.1)
     Dividends                                                                                (.8)
     Redeemable preference stock
          accretion                                                                          (3.9)
     Additional minimum pension
          liability                                                                                          (4.7)
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1995                    1.7            15.4         1,730.7          (210.9)          (13.8)       (1,479.8)
     Net income                                                                              13.2
     Interest on note receivable
          from parent                                                        98.3                                           (98.3)
     Contribution for LTIP shares                                              .7
     Capital contribution                                                      .1
     Dividends                                                                                (.5)
     Redeemable preference stock
          accretion                                                                          (3.1)
     Reduction of minimum pension
          liability                                                                                          11.0
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1996          $         1.7   $        15.4   $     1,829.8   $      (201.3)  $        (2.8)  $    (1,578.1)
                                    =============   =============   =============   =============   =============   =============



PREFERENCE STOCK
The Company has four series of $100 par value Cumulative Convertible Preference Stock ("$100 Preference Stock") with annual dividend requirements of between 4-1/8% and 4-3/4%. The Company has the option to redeem the $100 Preference Stock at par value plus accrued dividends. The Company does not intend to issue any additional shares of the $100 Preference Stock.

The $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation.

KAISER PREFERRED STOCK
Series A Convertible--In 1993, Kaiser issued 19,382,950 of its $.65 Depositary Shares (the "Depositary Shares"), each representing one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"). On September 19, 1995, Kaiser redeemed all 1,938,295 Series A Shares, which resulted in the simultaneous redemption of all Depositary Shares in exchange for (i) 13,126,521 shares of Kaiser's common stock and (ii) $2.8 in cash in satisfaction of all accrued and unpaid dividends up to and including the day immediately prior to the redemption date and any fractional shares of common stock that would have otherwise been issuable.

PRIDES Convertible--In the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of the PRIDES. The net proceeds from the sale of the shares of PRIDES were approximately $100.1. Kaiser used such net proceeds to make non-interest bearing loans to the Company in the aggregate principal amount of $33.2 (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES will be mandatorily converted into shares of Kaiser's Common Stock), evidenced by intercompany notes, and used the balance of such net proceeds to make capital contributions to the Company in the aggregate amount of $66.9.

NOTE RECEIVABLE FROM PARENT
The Note receivable from parent bears interest at a fixed rate of 6-5/8% per annum. No interest or principal payments are due until December 21, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule. Accrued interest is accounted for as additional contributed capital.

9.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS
The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The aggregate minimum amount of required future principal payments at December 31, 1996, is $94.4, of which approximately $12.0 is due in each of 2000 and 2001 with the balance being due thereafter. The Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $110.0
- $120.0 over the past three years. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 1996, are as follows: years ending December 31, 1997 - $23.2; 1998 - $25.8; 1999 -
$30.7; 2000 - $27.6; 2001 - $27.2; thereafter - $160.3. The future minimum rentals receivable under noncancelable subleases was $46.7 at December 31, 1996.

Rental expenses were $29.6, $29.0, and $26.8, for the years ended December 31, 1996, 1995, and 1994, respectively.

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

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 1996, 1995, and 1994:


                                                             1996              1995             1994
----------------------------------------------------------------- --- ------------- ----------------
Balance at beginning of period                      $        38.9     $        40.1    $        40.9
Additional amounts                                            3.2               3.3              2.8
Less expenditures                                            (8.8)             (4.5)            (3.6)
                                                    -------------     -------------    -------------
Balance at end of period                            $        33.3     $        38.9    $        40.1
                                                    =============     =============    =============


These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 1997 through 2001 and an aggregate of approximately $6.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $24.0 and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

The following table presents the changes in number of such claims pending for the years ended December 31, 1996, 1995, and 1994.


                                                          1996              1995              1994
------------------------------------------------------------------ -------------------------------
Number of claims at beginning of period                 59,700            25,200           23,400
Claims received                                         21,100            41,700           14,300
Claims settled or dismissed                             (9,700)           (7,200)         (12,500)
                                                 -------------     -------------    -------------

Number of claims at end of period                       71,100            59,700           25,200
                                                 =============     =============    =============


A substantial portion of the asbestos-related claims that were filed and served on the Company during 1995 and 1996 were filed in Texas. The Company has been advised by its counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently exempt from certain aspects of the Texas tort reform legislation, management has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation relating to the doctrine of forum non conveniens, as well as other developments in the legislative and legal environment in Texas, may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance in 1996, albeit at a somewhat reduced rate.

Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $136.7, before consideration of insurance recoveries, is included primarily in Long-term liabilities at December 31, 1996. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $8.0 to $17.0 for each of the years 1997 through 2001, and an aggregate of approximately $80.0 thereafter.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $109.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1996.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

10.  DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

At December 31, 1996, the net unrealized gain on the Company's position in aluminum forward sales and option contracts, (based on an average price of $1,610 per ton ($.73 per pound) of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $10.5. However, increases in the price of primary aluminum during January 1997 caused the Company's net hedging position at January 31, 1997, to change to an unrealized loss of approximately $2.2. Any gains or losses on the derivative contracts utilized in the Company's hedging activities are offset by losses or gains, respectively, on the transactions being hedged.

ALUMINA AND ALUMINUM
The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months. During the period January 1, 1993 through December 31, 1996, the Average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound.

From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively lock-in or fix the price that the Company will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for the Company's anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. As of December 31, 1996, the Company had sold forward, at fixed prices, approximately 70,000 and 93,600 tons of primary aluminum with respect to 1997 and 1998, respectively. As of December 31, 1996, the Company had also purchased put options to establish a minimum price for approximately 202,700 and 52,000 tons with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 165,600 tons with respect to 1998. During January 1997, the Company entered into additional option contracts that establish a price range for 51,500, 60,000 and 51,000 tons with respect to 1997, 1998 and 1999, respectively. During January 1997 The Company also sold forward, at fixed prices, an additional 24,000 tons with respect to 1999.

As of December 31, 1996, the Company had sold forward approximately 90% of the alumina available to it in excess of its projected internal smelting requirements for 1997 and 1998. Virtually all of such 1997 and 1998 sales were made at prices indexed to future prices of primary aluminum.

ENERGY
The Company is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, the Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 1996, the Company had a combination of fixed price purchase and option contracts for the purchase of approximately 40,000 MMBtu of natural gas per day during the first and second quarter of 1997, and for 25,000 MMBtu of natural gas per day for the period July 1997 through December 1998. At December 31, 1996, the Company also held option contracts for an average of 152,000 barrels of fuel oil per month for 1997 and 174,000 barrels of fuel oil per month for 1998.

FOREIGN CURRENCY
The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At December 31, 1996, the Company had net forward foreign exchange contracts totaling approximately $81.6 for the purchase of 110.0 Australian dollars from January 1997 through June 1998, in respect of its commitments for 1997 and 1998 expenditures denominated in Australian dollars.

11.  SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company's operations are located in many foreign countries, including Australia, Canada, the People Republic of China, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The aggregate foreign currency gain included in determining net income was $5.3 for the year ended December 31, 1995, and was immaterial in 1996 and 1994.

No single customer accounted for sales in excess of 10% of total revenue in 1996 and 1995. Sales of more than 10% of total revenue to a single customer were $58.2 of bauxite and alumina and $147.7 of aluminum processing for the year ended December 31, 1994, respectively.

Export sales were less than 10% of total revenue during the years ended December 31, 1996, 1995, and 1994, respectively.

Geographical area information relative to operations is summarized as follows:


                              Year Ended                                                         Other
                            December 31,      Domestic      Carribbean          Africa         Foreign   Eliminiations       Total
----------------------------------------------------- ----------------------------------------------------------------------------
Net sales to unaffiliated customers 1996  $   1,610.0   $       201.8   $       198.3   $       180.4                   $ 2,190.5
                                    1995      1,589.5           191.7           239.4           217.2                     2,237.8
                                    1994      1,263.2           169.9           180.0           168.4                     1,781.5

Sales and transfers among           1996                $       116.9                   $       206.0   $      (322.9)
     geographic areas               1995                         79.6                           191.5          (271.1)
                                    1994                         98.7                           139.4          (238.1)

Equity in income (losses) of        1996  $        .3                                   $         8.5                   $     8.8
     unconsolidated affiliates      1995          (.2)                                           19.4                        19.2
                                    1994           .2                                            (2.1)                       (1.9)

Operating income (loss)             1996  $       6.7   $         1.6   $        27.8   $        64.0                   $   100.1
                                    1995         32.5             9.8            83.5            85.3                       211.1
                                    1994       (128.5)            9.9            18.3            44.4                       (55.9)

Investment in and advances to       1996  $        .5   $        25.3                   $       142.6                   $   168.4
     unconsolidated affiliates      1995          1.2            27.1                           149.9                       178.2

Identifiable assets                 1996  $   2,138.6   $       391.2   $       194.7   $       211.4                   $ 2,935.9
                                    1995      2,019.0           381.9           196.5           216.9                     2,814.3


Financial information by industry segment at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994, is as follows:


                                        Year Ended     Bauxite &        Aluminum
                                      December 31,       Alumina      Processing       Corporate           Total
----------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers           1996$       508.0   $     1,682.5                   $     2,190.5
                                              1995        514.2         1,723.6                         2,237.8
                                              1994        432.5         1,349.0                         1,781.5

Intersegment sales                            1996$       181.6                                   $       181.6
                                              1995        159.7                                           159.7
                                              1994        146.8                                           146.8

Equity in income (losses) of                  1996$         1.7   $         6.7   $          .4   $         8.8
     unconsolidated affiliates                1995          3.6            15.8             (.2)           19.2
                                              1994         (4.7)            2.6              .2            (1.9)

Operating income (loss)                       1996$         1.1   $       156.5   $       (57.5)  $       100.1
                                              1995         54.0           238.9           (81.8)          211.1
                                              1994         19.8            (8.4)          (67.3)          (55.9)

Depreciation                                  1996$        31.2   $        61.7   $         3.1   $        96.0
                                              1995         31.1            60.4             2.8            94.3
                                              1994         33.5            59.1             2.8            95.4

Capital expenditures                          1996$        29.9   $       126.9   $         4.7   $       161.5
                                              1995         27.3            53.0             8.1            88.4
                                              1994         28.9            39.9             1.2            70.0

Investment in and advances to                 1996$       121.3   $        46.6   $          .5   $       168.4
     unconsolidated affiliates                1995        129.9            47.1             1.2           178.2

Identifiable assets                           1996$       784.6   $     1,408.5   $       742.8   $     2,935.9
                                              1995        746.0         1,341.2           727.1         2,814.3


12.  SUBSIDIARY GUARANTORS

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance Corporation ("KFC"), Kaiser Jamaica corporation ("KJC"), and Alpart Jamaica Inc. ("AJI") (collectively referred to as the "Original Subsidiary Guarantors") are domestic wholly owned (direct or indirect) subsidiaries of the Company that have provided subordinated guarantees of the 9-7/8% Notes and the 12-3/4% Notes (see Note 4). KAAC, KJC, and AJI are direct subsidiaries, which serve as holding companies for the Company's investments in QAL and Alpart. KFC is a wholly owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries.

In February 1996, pursuant to the indentures to the 9-7/8% Notes and the 12-3/4% Notes, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC (collectively referred to as the "New Subsidiary Guarantors"), also became guarantors of the 9-7/8% Notes and 12-3/4% Notes. All of the New Subsidiary Guarantors are domestic wholly owned (direct or indirect) subsidiaries of the Company which were formed in December 1995 to hold (directly or indirectly) certain of the Company's interests in the Reno, Nevada and certain future micromills and related projects, if any. Both the Original Subsidiary Guarantors and the New Subsidiary Guarantors (collectively referred to as the "Subsidiary Guarantors") also have provided subordinated guarantees of the 10-7/8 Notes issued in 1996.

Summary combined financial information for the Subsidiary Guarantors as of December 31, 1996 and 1995, is shown below. The New Subsidiary Guarantors had only nominal amounts of assets, liabilities and equity at December 31, 1995, and had no 1995 operations, other than limited amounts of general and administrative expense. As such, the accompanying Summary of Combined Financial Position and Summary of combined Operations have not been restated to included the financial position or results of operations of the New Subsidiary Guarantors as the impact of such restatement would be immaterial.

Summary of Combined Financial Position


                                                                  December 31,
                                                         ------------------------------
                                                                  1996            1995
-------------------------------------------------------- -------------   -------------
ASSETS
Current assets                                           $       116.9   $       108.0
Due from the Company                                             740.0           705.4
Investments in and advances to unconsolidated affiliates          95.9           102.8
Property, plant, and equipment - net                             321.6           262.4
Other assets                                                      30.1            23.4
                                                         -------------   -------------
     Total                                               $     1,304.5   $     1,202.0
                                                         =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                      $       286.3   $       180.9
Due to the Company                                               308.2           272.5
Other long-term liabilities                                       38.8            51.8
Long-term debt - net of current maturity                          60.0            66.3
Minority interests                                                76.8            73.6
Stockholders' equity                                             534.4           556.9
                                                         -------------   -------------
     Total                                               $     1,304.5   $     1,202.0
                                                         =============   =============



Summary of Combined Operations

                                                                 Year Ended December 31,
                                                    ------------------------------------------------
                                                             1996             1995             1994
----------------------------------------------------------------------------------------------------
Net sales                                           $       430.5    $       401.4    $       354.7
Costs and expenses                                          413.8            366.7            321.4
                                                    -------------    -------------    -------------
Operating income                                             16.7             34.7             33.3
Other income (expense):
     Interest and other income (expense)                    (28.0)            37.2            (28.0)
     Interest expense                                       (23.2)           (29.9)           (22.3)
                                                    -------------    -------------    -------------
Income (loss) before income taxes, and minority             (34.5)            42.0            (17.0)
     interests
Credit (provision) for income taxes                           6.5            (14.8)            (6.9)
Minority interests                                            5.8              5.5              6.7
                                                    -------------    -------------    -------------
Net income (loss)                                   $       (22.2)   $        32.7    $       (17.2)
                                                    =============    =============    =============



Notes to Summary of Combined Financial Information for the Subsidiary
Guarantors

Income Taxes - The Original Subsidiary Guarantors are all members of the KACC Subgroup (see Note 5). The credit (provision) for income taxes reflected in the Summary of Combined Operations was computed as if each of the Original Subsidiary Guarantors filed returns on a separate company basis. Included in Other assets and Other long-term liabilities at December 31, 1996, are $27.7 and $38.8 of deferred income tax assets and liabilities, respectively.

No credit (provision) for income taxes has been reflected for the New Subsidiary Guarantor's 1996 pre-tax net loss of approximately $20.5, as the entities are not subject to income tax. However, taxable income or loss of the New Subsidiary Guarantors is included in the consolidated federal income tax return of the KACC Subgroup.

Receivables and Payables -- At December 31, 1996, receivables from and payables to the Company reflected in the Summary of Combined Financial Position include $718.2 and $280.4 of interest bearing loans, respectively. The similar amounts at December 31, 1995 were $690.6 and $260.9.

Inventory Valuation -- Inventories are stated at first-in, first-out (FIFO) cost, not in excess of market.

Investments -- At December 31, 1996, KAAC held a 28.3% interest in QAL. This investment is accounted for by the equity method. The equity in QAL's loss before income taxes of $1.7 and $3.6 in 1996 and 1995, respectively, is reflected in the Summary of Combined Operations in other income (expense).

Foreign Currency -- The functional currency of the Subsidiary Guarantors is the United States dollar, and accordingly, translation gains (losses) included in net income (loss) in the Summary of Combined Operations were $(24.6), $14.1, and $(42.4) for the years ended December 31, 1996, 1995, and 1994, respectively.





KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,
                                                  ------------------------------------------------------------------------------
(In millions of dollars)                                   1996            1995            1994            1993            1992
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                    $        81.3   $        21.7   $        12.0   $        14.2   $        18.5
     Receivables                                          255.6           310.2           200.5           236.0           271.1
     Inventories                                          562.2           525.7           468.0           426.9           439.9
     Prepaid expenses and other current assets            127.8            76.6           158.0            60.7            37.0
                                                  -------------   -------------   -------------   -------------   -------------
          Total current assets                          1,026.9           934.2           838.5           737.8           766.5

Investments in and advances to unconsolidated
     affiliates                                           168.4           178.2           169.7           183.2           150.1
Property, plant, and equipment - net                    1,168.7         1,109.6         1,133.2         1,163.7         1,066.8
Deferred income taxes                                     263.3           268.8           271.0           210.3
Other assets                                              308.6           323.5           281.2           233.2           190.4
                                                  -------------   -------------   -------------   -------------   -------------
          Total                                   $     2,935.9   $     2,814.3   $     2,693.6   $     2,528.2   $     2,173.8
                                                  =============   =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accruals                $       453.1   $       448.0   $       434.1   $       339.6   $       351.3
     Accrued postretirement medical benefit
          obligation - current                             50.1            46.8            47.0            47.6
     Payable to affiliates                                 96.9            95.3            85.2            62.4            78.5
     Long-term debt - current portion                       8.9             8.9            11.5             8.7            25.9
     Notes payable to parent - current portion              8.6            10.7            21.2            12.6
                                                  -------------   -------------   -------------   -------------   -------------
          Total current liabilities                       617.6           609.7           599.0           470.9           455.7

Long-term liabilities                                     458.1           548.5           495.5           501.7           281.7
Accrued postretirement medical benefit obligation         722.5           734.0           734.9           713.1
Long-term debt                                            953.0           749.2           751.1           720.2           765.1
Notes payable to parent                                                     8.6            23.5            18.9
Minority interests                                         92.5            91.4            85.4            69.7            70.1
Redeemable preference stock                                27.5            29.6            29.0            33.6            32.8
Stockholders' equity (deficit):
     Preference stock                                       1.7             1.7             1.8             1.8             2.0
     Common stock                                          15.4            15.4            15.4            15.4            15.4
     Additional capital                                 1,829.8         1,730.7         1,626.3         1,471.2         1,255.6
     Retained earnings (accumulated deficit)             (201.3)         (210.9)         (271.5)         (165.2)          487.9
     Additional minimum pension liability                  (2.8)          (13.8)           (9.1)          (21.6)           (6.7)
     Less:  Note receivable from parent                (1,578.1)       (1,479.8)       (1,387.7)       (1,301.5)       (1,185.8)
                                                  -------------   -------------   -------------   -------------   -------------
          Total stockholders' equity (deficit)             64.7            43.3           (24.8)             .1           568.4
                                                  -------------   -------------   -------------   -------------   -------------
          Total                                   $     2,935.9   $     2,814.3   $     2,693.6   $     2,528.2   $     2,173.8
                                                  =============   =============   =============   =============   =============



KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)



                                                                              Year Ended December 31,
                                                  ------------------------------------------------------------------------------
(In millions of dollars)                                    1996           1995            1994            1993            1992
------------------------------------              ------------------------------------------------------------------------------
Net sales                                         $     2,190.5   $     2,237.8   $     1,781.5   $     1,719.1   $     1,909.1
                                                  -------------   -------------   -------------   -------------   -------------

Costs and expenses:
     Cost of products sold                              1,869.1         1,798.4         1,625.5         1,587.7         1,619.3
     Depreciation                                          96.0            94.3            95.4            97.1            80.3
     Selling, administrative, research and
          development,and general                         125.3           134.0           116.5           121.6           119.3
     Restructuring of operations                                                                           35.8
                                                  -------------   -------------   -------------   -------------   -------------
          Total costs and expenses                      2,090.4         2,026.7         1,837.4         1,842.2         1,818.9

Operating income (loss)                                   100.1           211.1           (55.9)         (123.1)           90.2

Other income (expense):
     Interest expense                                     (93.4)          (93.9)          (88.6)          (84.2)          (78.7)
     Other - net                                           (2.6)          (14.1)           (7.3)           (1.5)           16.9
                                                  -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes, minority
     interests, extraordinary loss, and
     cummulative effect of changes in
     accounting principles                                  4.1           103.1          (151.8)         (208.8)           28.4

Credit (provision) for income taxes                         8.4           (37.4)           54.0            86.9            (5.3)

Minority interests                                           .7             (.4)            1.6             4.3             6.5
                                                  -------------   -------------   -------------   -------------   -------------
Income (loss) before extraordinary loss and
     cumulative effective of changes in accounting
     principles                                            13.2            65.3           (96.2)         (117.6)           29.6

Extraordinary loss on early extinguishment of
     debt, net of tax benefit of $2.9 and $11.2
     for 1994 and 1993, respectively                                                       (5.4)          (21.8)

Cumulative effect of changes in accounting
     principles, net of tax benefit of $237.7                                                            (507.9)
                                                  -------------   -------------   -------------   -------------   -------------

Net income (loss)                                 $        13.2   $        65.3   $      (101.6)  $      (647.3)  $        29.6
                                                  =============   =============   =============   =============   =============


KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL DATA (UNAUDITED)




(In millions of dollars)                    March 31         June 30    September 30     December 31
----------------------------------------------------------------------------------------------------
1996
     Net sales                        $       531.1   $       567.6   $       553.4   $       538.4
     Operating income                          40.6            36.8            11.4            11.3
     Net income (loss)                         11.1             9.4            (4.8)           (2.5)(1)

1995
     Net sales                        $       513.0   $       583.4   $       550.3   $       591.1
     Operating income                          32.7            63.7            53.4            61.3
     Net income                                 4.8            24.5            13.8            22.2


(1)  Includes approximately $17.0 on an after tax basis resulting from settlements of certain tax matters.






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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

          1.   Financial Statements                                    Page
               --------------------                                    ----

               Report of Independent Public Accountants                  24

               Consolidated Balance Sheets                               25

               Statements of Consolidated Income (Loss)                  26

               Statements of Consolidated Cash Flows                     27

               Notes to Consolidated Financial Statements                28

               Five-Year Financial Data                                  48

               Quarterly Financial Data                                  50

          2.   Financial Statement Schedules
               -----------------------------

               Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

          3.   Exhibits
               --------

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 54), which index is incorporated herein by reference.

(b)            REPORTS ON FORM 8-K

               Two Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report. One Report on Form 8-K, dated October 10, 1996, stated that on October 7, 1996, the Company announced in a press release that it proposes to make a Rule 144A offering of $175 million principal amount of senior notes due 2006. One Report on Form 8-K, dated October 23, 1996, stated that on October 17, 1996, the Company announced in a press release that it had priced it Rule 144A offering of $175 million principal amount of 10 7/8% Senior Notes due 2006 at 99.5% of their principal amount to yield 10.96% to maturity.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(c)       EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 54), which index is incorporated herein by reference.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KAISER ALUMINUM & CHEMICAL
                                        CORPORATION
     Date:  March 27, 1997                    George T. Haymaker, Jr.
                                        By    George T. Haymaker, Jr.
                                               Chairman of the Board,
                                                   President, and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  March 27, 1997                    George T. Haymaker, Jr.
                                              George T. Haymaker, Jr.
                                               Chairman of the Board,
                                                   President, and
                                              Chief Executive Officer
                                           (Principal Executive Officer)

     Date:  March 27, 1997                         John T. La Duc
                                                   John T. La Duc
                                         Vice President and Chief Financial
                                        Officer
                                           (Principal Financial Officer)

     Date:  March 27, 1997                      Arthur S. Donaldson
                                                Arthur S. Donaldson
                                                     Controller
                                           (Principal Accounting Officer)

     Date:  March 27, 1997                      Robert J. Cruikshank
                                                Robert J. Cruikshank
                                                      Director

     Date:  March 27, 1997                       Charles E. Hurwitz
                                                 Charles E. Hurwitz
                                                      Director

     Date:  March 27, 1997                         Ezra G. Levin
                                                   Ezra G. Levin
                                                      Director

     Date:  March 27, 1997                         Robert Marcus
                                                   Robert Marcus
                                                      Director

     Date:  March 27, 1997                        Robert J. Petris
                                                  Robert J. Petris
                                                      Director

                             INDEX OF EXHIBITS

Exhibit
Number                        Description
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

 4.1 Indenture, dated as of February 1, 1993, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC's 12-3/4% Senior Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

 4.2 First Supplemental Indenture, dated as of May 1, 1993, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-
          3605).

 4.3 Second Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1995, filed by KACC, File No. 1-3605).

 4.4 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 9 7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser Aluminum Corporation ("Kaiser"), File No. 1-9447).

 4.5 First Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.5 to the Report on Form 10-K for the period ended December 31, 1995, filed by KACC, File No. 1-3605).

 4.6 Indenture, dated as of October 23, 1996, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc.,
          Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KACC, File No. 1-3605).

 4.7 Indenture, dated as of December 23, 1996, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding the Company's 10 7/8% Series C Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

Exhibit
Number                        Description
------                        -----------

 4.8 Credit Agreement, dated as of February 15, 1994, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to
          Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-9447).

 4.9 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 15, 1994, among Kaiser, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by Kaiser, File No. 1-9447).

 4.10 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-9447).

 4.11 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1995, filed by Kaiser, File No. 1-9447).

 4.12 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995, filed by Kaiser, File No. 1-9447).

 4.13 Fifth Amendment to Credit Agreement, dated as of December 11, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.11 to the Report on Form 10-K for the period ended December 31, 1995, filed by KACC, File No. 1-3605).

 4.14 Sixth Amendment to Credit Agreement, dated as of October 1, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KACC, File No. 1-3605).

 4.15 Seventh Amendment to Credit Agreement, dated as of December 17, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

*4.16 Eighth Amendment to Credit Agreement, dated as of February 24, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

 4.17 Intercompany Note between Kaiser and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"), File No. 1-3924).

 4.18 Confirmation of Amendment of Non-Negotiable Intercompany Notes, dated as of October 6, 1993, between Kaiser and KACC
          (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM, File No. 1-3924).

Exhibit
Number                        Description
------                        -----------

 4.19 Certificate of Designations of 8.255% PRIDES, Convertible Preferred Stock of Kaiser, dated February 17, 1994 (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-
          9447).

 4.20 Senior Subordinated Intercompany Note between Kaiser and KACC dated February 15, 1994 (incorporated by reference to Exhibit
          4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-9447).

 4.21 Senior Subordinated Intercompany Note between Kaiser and KACC dated March 17, 1994 (incorporated by reference to Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by Kaiser, File No. 1-9447).

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

 10.2 Tax Allocation Agreement, dated as of December 21, 1989, between MAXXAM and KACC (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration No. 33-30645).

 10.3 Tax Allocation Agreement, dated as of February 26, 1991, between Kaiser and MAXXAM (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by Kaiser, Registration No. 33-37895).

 10.4 Tax Allocation Agreement, dated as of June 30, 1993, between KACC and Kaiser (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

 10.5 Agreement, dated as of June 30, 1993, between Kaiser and MAXXAM (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

               Executive Compensation Plans and Arrangements
                     [Exhibits 10.6 - 10.16, inclusive]

 10.6 KACC's Bonus Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration No. 33-30645).

 10.7 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-
          3605).

 10.8 Kaiser 1995 Employee Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1995, filed by Kaiser, File No. 1-9447).

 10.9     Kaiser 1995 Executive Incentive Compensation Program
          (incorporated by reference to Exhibit 99 to the Proxy Statement, dated April 26, 1995, filed by Kaiser, File No. 1-9447).

Exhibit
Number                        Description
------                        -----------

 10.10 Employment Agreement, dated April 1, 1993, among Kaiser, KACC, and George T. Haymaker, Jr. (incorporated by reference to Exhibit
          10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by Kaiser, File No. 1-9447).

 10.11 First Amendment to Employment Agreement by and between KACC, Kaiser and George T. Haymaker, Jr. (incorporated by reference to
          Exhibit 10 to the Report on Form 10-Q for the quarterly period ended June 30, 1996, filed by KACC, File No. 1-3605).

 10.12 Promissory Note, dated February 1, 1989, by Anthony R. Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit
          10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

 10.13 Promissory Note, dated July 19, 1990, by Anthony R. Pierno to MAXXAM (incorporated by reference to Exhibit 10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

 10.14 Promissory Note, dated July 20, 1993, between MAXXAM and Byron L. Wade (incorporated by reference to Exhibit 10.59 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-
          3924).

 10.15    Letter Agreement, dated January 1995, between Kaiser and Charles
          E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to
          Exhibit 10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-9447).

 10.16 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of Kaiser common stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by Kaiser, File No. 1-9447).

*21       Significant Subsidiaries of KACC.

*27       Financial Data Schedule.
__________

*         Filed herewith