Form 10-Q
period 1997-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1997-04-25
CIK 54291

---------------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     At April 18, 1997, the registrant had 46,171,365 shares of common stock outstanding.







---------------------------------------------------------------------------
 KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)

                                                                 March 31,    December 31,
                                                                      1997            1996
                                                            ------------------------------
                           ASSETS                           (Unaudited)
Current assets:
     Cash and cash equivalents                              $        14.5   $        81.3
     Receivables                                                    287.6           255.6
     Inventories                                                    575.9           562.2
     Prepaid expenses and other current assets                      135.9           127.8
                                                            -------------   -------------
          Total current assets                                    1,013.9         1,026.9
Investments in and advances to unconsolidated affiliates            161.4           168.4
Property, plant, and equipment - net                              1,166.8         1,168.7
Deferred income taxes                                               267.2           263.3
Other assets                                                        329.7           308.6
                                                            -------------   -------------
               Total                                        $     2,939.0   $     2,935.9
                                                            =============   =============
             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $       151.1   $       189.3
     Accrued interest                                                23.3            35.6
     Accrued salaries, wages, and related expenses                   91.1            95.4
     Accrued postretirement medical benefit obligation -
          current portion                                            50.1            50.1
     Other accrued liabilities                                      126.7           132.8
     Payable to affiliates                                           90.5            96.9
     Long-term debt - current portion                                 5.8             8.9
     Note payable to parent                                           6.4             8.6
                                                            -------------   -------------
          Total current liabilities                                 545.0           617.6
Long-term liabilities                                               472.4           458.1
Accrued postretirement medical benefit obligation                   719.3           722.5
Long-term debt                                                    1,012.8           953.0
Minority interests                                                   94.0            92.5
Redeemable preference stock                                          26.7            27.5
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                  1.6             1.7
     Common stock                                                    15.4            15.4
     Additional capital                                           1,856.3         1,829.8
     Accumulated deficit                                           (198.0)         (201.3)
     Additional minimum pension liability                            (2.8)           (2.8)
     Less:  Note receivable from parent                          (1,603.7)       (1,578.1)
                                                            -------------   -------------
          Total stockholders' equity                                 68.8            64.7
                                                            -------------   -------------
               Total                                        $     2,939.0   $     2,935.9
                                                            =============   =============



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
                          (In millions of dollars)


                                                                     Quarter Ended
                                                                       March 31,
                                                            ------------------------------
                                                                      1997            1996
                                                            ------------------------------
Net sales                                                   $       547.4   $       531.1
                                                            -------------   -------------
Costs and expenses:
     Cost of products sold                                          460.7           433.7
     Depreciation                                                    23.1            24.0
     Selling, administrative, research and development, and
          general                                                    30.8            32.8
                                                            ------------- ---------------
               Total costs and expenses                             514.6           490.5
                                                            ------------- ---------------
Operating income                                                     32.8            40.6
Other income (expense):
     Interest expense                                               (27.7)          (22.7)
     Other - net                                                      2.6             (.3)
                                                            ------------- ---------------
Income before income taxes and minority interests                     7.7            17.6
Provision for income taxes                                           (2.9)           (6.6)
Minority interests                                                    (.5)             .1
                                                            ------------- ---------------
Net income                                                  $         4.3   $        11.1
                                                            ============= ===============



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)

                                                                          Quarter Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                           1997            1996
                                                                 ------------------------------
Cash flows from operating activities:
     Net income                                                  $         4.3   $        11.1
     Adjustments to reconcile net income to net cash used for
          operating activities:
          Depreciation                                                    23.1            24.0
          Amortization of excess investment over equity in
               unconsolidated affiliates                                   2.9             2.9
          Amortization of deferred financing costs and net
               discount on long-term debt                                  1.5             1.4
          Undistributed equity in (income) loss of unconsolidated
               affiliates, net of distributions                            8.6            (7.0)
          Minority interests                                                .5             (.1)
          (Increase) decrease in receivables                             (39.5)            3.9
          Increase in inventories                                        (13.7)          (44.5)
          Increase in prepaid expenses and other assets                  (27.2)          (24.4)
          Decrease in accounts payable                                   (38.3)          (20.8)
          Decrease in accrued interest                                   (12.3)          (18.0)
          Increase in payable to affiliates and accrued
               liabilities                                                 4.3             1.8
          Increase (decrease) in accrued and deferred income
               taxes                                                        .3            (3.6)
          Other                                                             .6             1.4
                                                                 ------------- ---------------
               Net cash used for operating activities                    (84.9)          (71.9)
                                                                 ------------- ---------------
Cash flows from investing activities:
     Net proceeds from disposition of property and investments             2.6              .4
     Additions to property, plant, and equipment                         (21.8)          (19.8)
     Redemption fund for minority interests' preference stock             (2.8)           (2.3)
                                                                 ------------- ---------------
               Net cash used for investing activities                    (22.0)          (21.7)
                                                                 ------------- ---------------
Cash flows from financing activities:
     Borrowings under revolving credit facility, net                      42.0            91.6
     Borrowings of long-term debt                                         19.0
     Repayments of long-term debt                                         (3.9)           (1.2)
     Payments on notes payable to parent                                  (2.2)           (2.1)
     Increase in restricted cash, net                                    (12.6)
     Incurrence of financing costs                                         (.4)
     Dividends paid                                                        (.2)            (.3)
     Redemption of minority interests' preference stock                   (1.6)           (2.0)
                                                                 ------------- ---------------
               Net cash provided by financing activities                  40.1            86.0
                                                                 ------------- ---------------
Net decrease in cash and cash equivalents                                (66.8)           (7.6)
Cash and cash equivalents at beginning of period                          81.3            21.7
                                                                 ------------- ---------------
Cash and cash equivalents at end of period                       $        14.5   $        14.1
                                                                 ============= ===============
Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest                  $        38.5   $        39.2
     Income taxes paid                                                     1.6             6.1
     Tax allocation payments to Kaiser Aluminum Corporation                 .5             2.7





 The accompanying notes to interim consolidated financial statements are an integral part of these statements.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of dollars, except prices and per share amounts)

1.   GENERAL

     Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of Kaiser's Common Stock, assuming the conversion of each outstanding share of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"), into one share of Kaiser's Common Stock, with the remaining approximately 38% publicly held.

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

     Operating results for the quarter ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     See Note 6 regarding the impact of recent accounting pronouncements.

2.   INVENTORIES

     The classification of inventories is as follows:


                                                                            March 31,   December 31,
                                                                                1997            1996
                                                                      ------------------------------
Finished fabricated aluminum products                                 $        106.3  $        113.5
Primary aluminum and work in process                                           213.1           200.3
Bauxite and alumina                                                            126.6           110.2
Operating supplies and repair and maintenance parts                            129.9           138.2
                                                                      ------------- ---------------
     Total                                                            $        575.9  $        562.2
                                                                      ============= ===============


     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.   SOLID WASTE DISPOSAL REVENUE BONDS

     In March 1997, the Company entered into an agreement (the "Sale Agreement") with the Industrial Development Corporation of Spokane County, Washington (the "IDC") pursuant to which the IDC issued $19.0 of 7.6% Solid Waste Disposal Revenue Bonds due 2027 (the "Bonds") and loaned the proceeds to the Company to finance the construction of certain qualifying expenditures at its Mead smelter, which are part of the previously announced modernization and expansion of Mead's carbon baking furnace. The net proceeds from the sale of the Bonds of approximately $18.6 were deposited into a restricted construction account (the balance of which is included in Other assets) and may be withdrawn from time to time by the Company, pursuant to the Sale Agreement and Bond indenture. The Sale Agreement requires the Company to make payments to the IDC on the dates and in the amounts required to permit the IDC to satisfy all of its payment obligations under the Bonds.

4.   CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES
     The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of such environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1997, the balance of such accruals, which are primarily included in Long-term liabilities, was $32.7. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 1997 through 2001 and an aggregate of approximately $6.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved during 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ASBESTOS CONTINGENCIES
     The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 15 years. At March 31, 1997, the number of such claims pending was approximately 72,500, as compared with 71,100 at December 31, 1996. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed. During the quarter ended March 31, 1997, approximately 2,600 of such claims were received and 1,200 of such claims were settled or dismissed.

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

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $134.4, before consideration of insurance recoveries, is included primarily in Long-term liabilities at March 31, 1997. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $8.0 to $17.0 for each of the years 1997 through 2001, and an aggregate of approximately $80.0 thereafter.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $112.0, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 1997.

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

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

5.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At March 31, 1997, the net unrealized loss including unamortized net option premiums on the Company's position in aluminum forward sales and option contracts, (based on an average price of $1,636 per ton ($.74 per pound) of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $19.2.

ALUMINA AND ALUMINUM
     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. During the period January 1, 1993 through March 31, 1997, the Average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

     From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less
(ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively lock-in or fix the price that the Company will receive for its shipments.
The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for the Company's anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements.  As of March 31, 1997, the Company
had sold forward, at fixed prices, approximately 51,750, 93,600 and 24,000    *
tons of primary aluminum with respect to 1997, 1998 and 1999, respectively. As of March 31, 1997, the Company had also purchased put options to establish a minimum price for approximately 154,750 and 52,000 tons with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 103,000, 231,600 and 97,500 tons for 1997, 1998 and 1999, respectively.

     As of March 31, 1997, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1997, 1998 and 1999 at prices indexed to future prices of primary aluminum.

*
 All references to tons in this report refer to metric tons of 2,204.6 pounds.

ENERGY
     The Company is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, the Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 1997, the Company had a combination of fixed price purchase and option contracts for the purchase of approximately 40,000 MMBtu of natural gas per day during 1997, and for 25,000 MMBtu of natural gas per day for 1998. As of March 31, 1997, the Company also held option contracts for an average of 213,000 barrels of fuel oil per month for 1997 and 222,000 barrels of fuel oil per month for 1998.

FOREIGN CURRENCY
     The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 1997, the Company had net forward foreign exchange contracts totaling approximately $127.1 for the purchase of 165.5 Australian dollars from April 1997 through June 1998, in respect of its commitments for 1997 and 1998 expenditures denominated in Australian dollars.

     See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

6.   RECENT ACCOUNTING PRONOUNCEMENT

     In October 1996 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 96-1 ("SOP 96-1") which provides authoritative guidance intended to improve and narrow the manner in which existing accounting literature is applied to the recognition, measurement, display, and disclosure of environmental remediation liabilities arising pursuant to existing federal, state and local laws and regulations. SOP 96-1 addresses the nature of items that are to be included in the measurement of a company's liability related to any environmental remediation efforts it is currently undertaking or required to complete in the future. In this regard, SOP 96-1 requires that all incremental direct third party costs, as well as any internal compensation costs (including benefits) for employees expected to devote a significant amount of time directly to remediation efforts, should be included in the determination of the estimated liability. The term "remediation effort" is defined in SOP 96-1 to include such things as remedial risk assessment, feasibility studies and operations and maintenance associated with corrective actions. The Company adopted SOP 96-1 effective January 1, 1997, as required. The adoption of SOP 96-1 had an immaterial impact on the Company's financial position and results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following should be read in conjunction with the response to Item 1, Part I, of this Report.

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Profit Enhancement and Cost Reduction Initiative," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and the Company's Annual Report on Form 10-K for the year ended December 31, 1996, each identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

RECENT EVENTS
     In April 1997 the Company announced that it had signed a letter of intent with Reynolds Metals Company ("Reynolds") to purchase Reynolds' McCook, Illinois, sheet and plate plant and Bellwood, Virginia, extrusions plant. The transaction is subject to regulatory and board approvals, negotiation and execution of definitive agreements, and other customary closing conditions; accordingly, no assurances can be given that the transaction will ultimately be consummated.

RESULTS OF OPERATIONS

     The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1997, and 1996. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)


                                                                     Quarter Ended
                                                                       March 31,
                                                            ------------------------------
                                                                      1997            1996
                                                            ------------------------------
Shipments: (1)
     Alumina                                                        385.5           476.2
     Aluminum products:
          Primary aluminum                                           78.5            74.8
          Fabricated aluminum products                               93.9            77.2
                                                            ------------- ---------------
               Total aluminum products                              172.4           152.0
                                                            ============= == =============
Average realized sales price:
     Alumina (per ton)                                      $         190   $         208
     Primary aluminum (per pound)                                     .75             .72
Net sales:
     Bauxite and alumina:
          Alumina                                           $        73.2   $        99.0
          Other (2) (3)                                              26.6            24.4
                                                            ------------- ---------------
               Total bauxite and alumina                             99.8           123.4
                                                            ------------- ---------------
     Aluminum processing:
          Primary aluminum                                          129.2           119.1
          Fabricated aluminum products                              314.4           284.9
          Other (3)                                                   4.0             3.7
                                                            ------------- ---------------
               Total aluminum processing                            447.6           407.7
                                                            ------------- ---------------
                    Total net sales                         $       547.4   $       531.1
                                                            ============= ===============
Operating income (loss):
     Bauxite and alumina                                    $        (1.5)  $         9.8
     Aluminum processing                                             51.3            48.5
     Corporate                                                      (17.0)          (17.7)
                                                            ------------- ---------------
          Total operating income                            $        32.8   $        40.6
                                                            ============= ===============
Net income                                                  $         4.3   $        11.1
                                                            ============= ===============
Capital expenditures:
     Property, plant, and equipment                         $        21.8   $        19.8
     Investments in unconsolidated affiliates
                                                            ------------- ---------------
          Total capital expenditures                        $        21.8   $        19.8
                                                            ============= ===============

____________________________________
(1)  In thousands of metric tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


Overview
     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

     During the first half of 1996, the Average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable in the $.75 per pound range. However, during the second half of the year the AMT Price fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During the period 1993- March 31, 1997, the AMT Price for primary aluminum ranged from approximately $.50 to $1.00 per pound. The AMT Price for primary aluminum for the week ended April 11, 1997, was approximately $.76 per pound.

     See Note 5 of the Notes to Interim Consolidated Financial Statements for a discussion of the Company's hedging activities.

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Summary
     The Company reported net income of $4.3 million for the first quarter of 1997, compared to net income of $11.1 million for the same period of 1996. Net sales in the first quarter of 1997 totaled $547.4 million compared to $531.1 million in the first quarter of 1996.

Bauxite and Alumina
     Net sales of alumina decreased by 26% for the quarter ended March 31, 1997, from the comparable period in the prior year, as a result of a 19% decrease in shipments of alumina and a 9% decline in average prices realized from the sale of alumina. Shipment volumes were down as compared to the quarters ended March 31, 1996, and December 31, 1996, primarily as a result of the timing of shipments. The reduction in average prices realized reflects the substantial decline in primary aluminum prices experienced in the latter half of 1996 discussed above.

     The change in operating income (loss) for this segment from the prior year period was to a substantial degree the result of the reduction in the average alumina price realized and to a lesser extent due to the decline in alumina shipments.
Aluminum Processing

     Net sales of primary aluminum increased by 8% for the quarter ended March 31, 1997, from the comparable prior year period as a result of a 3% increase in average prices realized and a 5% increase in shipments. Net sales of fabricated aluminum products were up 10% for the quarter ended March 31, 1997, as compared to the prior year period as a result of a 22% increase in shipments. The increase in fabricated aluminum product shipments over the fourth quarter of 1996 and the first quarter of 1996 is due to seasonal factors and increased international sales of can sheet, respectively. The impact of increased product shipments on net sales was to a limited degree offset by a 9% decrease in average prices realized from the sale of fabricated aluminum products for the quarter ended March 31, 1997.

     Operating income for the aluminum processing segment was affected by the price and volume factors discussed above and also reflects approximately $5.0 million of operating income realized in the first quarter of 1997 related to the settlement of certain energy service contracts.

Corporate
     Corporate operating expenses represent normal and recurring corporate general and administrative expenses which are not allocated to the Company's business segments.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
     At March 31, 1997, the Company had working capital of $468.9 million, compared with working capital of $409.3 million at December 31, 1996. The increase in working capital was due primarily to an increase in Receivables and a decrease in Accrued interest and Accounts payable partially offset by a decrease in cash and cash equivalents.

Investing Activities
     Capital expenditures during the first quarter of 1997 were $21.8 million, which were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. The Company's first Micromill TM facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. The Company expects that the Nevada Micromill TM facility will be in a start-up mode for the first half of 1997 and will be able to commence limited product shipments to customers in the latter part of the year.

     Total consolidated capital expenditures (of which approximately 7% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $70.0 and $140.0 million per annum in each of 1997 through 1999. Management continues to evaluate numerous projects all of which require substantial capital, including the Company's Micromill TM project, the previously discussed transaction with Reynolds, and other potential opportunities both in the United States and overseas.

     In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, entered into a joint venture agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation ( the "CNNC") relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise (the "Joint Venture") organized under the laws of the People's Republic of China ("PRC"). KYRIL contributed $9.0 million to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. At a meeting of the board of directors of the Joint Venture held in January 1997, the Joint Venture directors adopted a resolution that, among other things, (i) extended until June 30, 1997, discussions concerning the future of the Joint Venture, (ii) provided that KYRIL granted to LAS the right to seek a buyer to purchase KYRIL's equity interest in the Joint Venture, and (iii) provided that if a buyer to purchase KYRIL's equity interest in the Joint Venture was not found by June 30, 1997, the Joint Venture would be terminated and dissolved. More recent negotiations between KYRIL and LAS have focused on LAS and/or the CNNC making a payment to KYRIL in return for its existing interests in the Joint Venture. However, no agreement has been reached concerning the amount of or terms for any such payment. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained.

Financing Activities and Liquidity

     At March 31, 1997, the Company had long-term debt of $1,018.6 million, compared with $961.9 million at December 31, 1996. The change in long-term debt between periods is the result of $42.0 million of borrowings under the Company's Credit Agreement and $19.0 million of proceeds from the Spokane County, Washington, Solid Waste Disposal Revenue Bonds which were loaned to the Company to finance certain qualifying capital expenditures at its Mead smelter.

     At March 31, 1997, $231.9 million (of which $73.9 million could have been used for letters of credit) was available to the Company under the Credit Agreement. Loans under the Credit Agreement bear interest at a premium (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the first quarter of 1997, the average per annum interest rate was 9.75%. The Credit Agreement does not permit the Company to pay any dividends on its common stock.

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


                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

Matheson et al v. Kaiser Aluminum Corporation et al

     In March 1996, a lawsuit was filed in the Delaware Court of Chancery, entitled Matheson et al v. Kaiser Aluminum Corporation et al, No. 14900, against MAXXAM, Kaiser, and the directors of Kaiser, challenging and seeking to enjoin a proposed recapitalization of Kaiser (the "Proposed Recapitalization") and a special stockholders meeting at which the Proposed Recapitalization was to be considered. See Item 3. Legal Proceedings, of the Report on Form 10-K of Kaiser for the fiscal year ended December 31, 1996, Commission File No. 1-9447. On or about March 27, 1997, the Court of Chancery signed a Final Order and Judgment awarding plaintiffs' attorneys fees and expenses in the amount of $.8 million, dissolving the preliminary injunction, and dismissing plaintiffs' case with prejudice.

DOJ Proceeding

     In August 24, 1994, the United States Department of Justice (the "DOJ") issued Civil Investigative Demand No. 11356 requesting certain information from Kaiser regarding its production and sales of primary aluminum. Kaiser was informed in April 1997 that the DOJ has officially closed its investigation and will return the documents submitted by Kaiser.

Asbestos-related Litigation

     The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The portion of Note 4 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Report on Form 10-K for the year ended December 31, 1996.

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

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     A Current Report on Form 8-K was filed on March 4, 1997, disclosing the Company's fourth quarter 1996 results under Item 5.

---------------
*    Filed herewith

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, repsectively.

                                             KAISER ALUMINUM & CHEMICAL
                                             CORPORATION


                                             /s/   John T. La Duc
                                        By: ----------------------------
                                                   John T. La Duc
                                                Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                             /s/Arthur S. Donaldson
                                        By: ----------------------------
                                                Arthur S. Donaldson
                                                     Controller
                                           (Principal Accounting Officer)



Dated:  April 25, 1997