Form 10-K
period 1997-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1998-03-26
CIK 54291

=================================================================

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1997
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

               Registrant's telephone number, including area code:(510)
               462-1122

             Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
                Title of each class                on which registered
                -------------------                -------------------
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
                     Cumulative (1985 Series B) Preference Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes  X    No
                        ---      ----

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---

          As of March 17, 1998, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of March 17, 1998, non-affiliates of the registrant held 513,977 shares of Cumulative (1985 Series A) Preference Stock and 59,889 shares of Cumulative (1985 Series B) Preference Stock of the registrant. The aggregate value of such Cumulative (1985 Series A) Preference Stock and Cumulative (1985 Series B) Preference Stock, based upon the redemption price for such stock, is $28.7 million.

          Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.


          =================================================================





                                         NOTE





          Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 50 - 54 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:



                                   Corporate Secretary
                                   Kaiser Aluminum & Chemical Corporation
                                   6177 Sunol Boulevard
                                   Pleasanton, California  94566-7769





                                  TABLE OF CONTENTS
                                                                       Page
                                                                       ----

          PART I                                                          1

               ITEM 1.   BUSINESS                                         1

               ITEM 2.   PROPERTIES                                      10

               ITEM 3.   LEGAL PROCEEDINGS                               11

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS
          PART II                                                        12

               ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS                   12

               ITEM 6.   SELECTED FINANCIAL DATA                         12

               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS           13

               ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     19

               ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE           48

          PART III                                                       48

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                         48

               ITEM 11.  EXECUTIVE COMPENSATION                          48

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                48

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                                         48

          PART IV                                                        48

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                           REPORTS ON FORM 8-K                           48

          SIGNATURES                                                     49

          INDEX OF EXHIBITS                                              50

          EXHIBIT 21     SUBSIDIARIES                                    55




          PART I

          ITEM 1.   BUSINESS

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Profit Improvement Program," " - Business Development in Strategic Areas," " - Production Operations," " - Competition," " - Research and Development," and " - Environmental Matters," and Item 3. "Legal Proceedings"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. Other sections of this Report identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          General

          Kaiser Aluminum & Chemical Corporation (the "Company"), a Delaware corporation organized in 1940, is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and is an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). Kaiser owns all of the Company's Common Stock; and MAXXAM and one of its wholly-owned subsidiaries together own approximately 63% of Kaiser's Common Stock, with the remaining approximately 37% publicly held. The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1997, the Company produced approximately 2,945,000 tons* of alumina, of which approximately 66% was sold to third parties, and produced approximately 493,000 tons of primary aluminum, of which approximately 67% was sold to third parties. The Company is also a major domestic supplier of fabricated aluminum products. In 1997, the Company shipped approximately 400,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments. Note 12 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

          The Company's operations are conducted through the Company's business units which compete throughout the aluminum industry. The following table sets forth total shipments and intracompany transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:


                                                                      Year Ended December 31,
                                                          ----------------------------------------------
                                                                    1997            1996            1995
                                                          ----------------------------------------------
                                                                           (in thousands of tons)
          ALUMINA:
               Shipments to Third Parties                        1,929.8         2,073.7         2,040.1
               Intracompany Transfers                              968.0           912.4           800.6
          PRIMARY ALUMINUM:
               Shipments to Third Parties                          327.9           355.6           271.7
               Intracompany Transfers                              164.2           128.3           217.4
          FABRICATED ALUMINUM PRODUCTS:
               Shipments to Third Parties                          400.0           327.1           368.2

          * All references to tons in this Report refer to metric tons of 2,204.6 pounds.

          ITEM 1.   BUSINESS (CONTINUED)

          Profit Improvement Program

          In October 1996, the Company established a goal of achieving $120 million per year of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. At the end of 1997, the Company had achieved approximately half of the desired profit improvement. This program is being effected through reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events and Developments" and Note 4 of the Notes to Consolidated Financial Statements.

          Business Development in Strategic Areas

          The Company's strategic objectives include both improving the financial performance of its existing facilities (see "-Profit Improvement Program") and implementing modifications to its existing portfolio of businesses and assets in an effort to focus its business activities in areas which hold the best potential for improving the Company's financial performance. The Company is actively pursuing opportunities to increase its participation in businesses and assets in targeted areas of its portfolio consistent with its strategic objectives, by internal investment and by acquisition, both domestically and internationally, by using its technical expertise and capital to form joint ventures or to acquire equity in aluminum-related facilities. Recent examples of such activities include the formation with Accuride Corporation of a joint venture to design, manufacture and market heavy duty aluminum wheels for the commercial transportation industry, and the acquisition of an aluminum extrusion plant in Richmond, Virginia, from Reynolds Metals Company, in the second quarter of 1997. See "-Production Operations."

          Sensitivity to Prices and Hedging Programs

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on its hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business the Company enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively lock-in or fix the price that the Company will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

          ITEM 1.   BUSINESS (CONTINUED)

          Production Operations

          -    Alumina
               -------

          The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1997:

                                                                                             Annual
                                                                                         Production           Total
                                                                                           Capacity          Annual
                                                                         Company       Available to      Production
          Activity                   Facility         Location         Ownership        the Company        Capacity
          ----------           --------------   --------------    --------------   ----------------  --------------
                                                                                             (tons)          (tons)
          Bauxite Mining       KJBC(1)          Jamaica                      49%          4,500,000       4,500,000
                               Alpart(2)        Jamaica                      65%          2,275,000       3,500,000
                                                                                     --------------  --------------
                                                                                          6,775,000       8,000,000
                                                                                     ==============  ==============
          Alumina Refining     Gramercy         Louisiana                   100%          1,050,000       1,050,000
                               Alpart           Jamaica                      65%            942,500       1,450,000
                               QAL              Australia                  28.3%            973,500       3,440,000
                                                                                     --------------  --------------
                                                                                          2,966,000       5,940,000
                                                                                     ==============  ==============


          -------------
          (1) Although the Company owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of KJBC's output.
          (2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

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

          Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. The Company owns a 65% interest in Alpart, and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.

          In June 1997, Alpart and JAMALCO, a joint venture between affiliates of Aluminum Company of America and the government of Jamaica, jointly announced that they had signed a non-binding letter of intent agreeing to consolidate their bauxite mining operations in Jamaica, with the objective of optimizing operating and capital costs. The transaction is subject to various conditions, including the negotiation of definitive agreements, third party consents, and board approvals. No assurance can be given that the conditions will be satisfied or that the transaction will be consummated.

          ITEM 1.   BUSINESS (CONTINUED)

          The Company owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including the Company, purchase bauxite from another QAL stockholder under long-term supply contracts. The Company has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($97.6 million at December 31, 1997) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          The Company's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and reduction-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of the Company's third-party sales of bauxite in 1997 were made to two customers, the largest of which accounted for approximately 91% of such sales. The Company also sold alumina in 1997 to 29 customers, the largest and top five of which accounted for approximately 24% and 85% of such sales, respectively. See "- Competition." The Company believes that among alumina producers it is the world's second largest seller of smelter grade alumina to third parties. The Company's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Sensitivity to Prices and Hedging Programs."

          -    Primary Aluminum Products
               -------------------------

          The following table lists the Company's primary aluminum smelting facilities as of December 31, 1997:

                                                                                                 Total              1997
                                                                                                Annual           Average
                                                              Company                            Rated         Operating
          Location                      Facility            Ownership      the Company        Capacity              Rate
          --------------------          -------------   -------------    -------------   -------------     -------------
                                                                                (tons)          (tons)
          Domestic
               Washington               Mead                     100%          200,000         200,000              108%
               Washington               Tacoma                   100%           73,000          73,000              103%
                                                                         -------------   -------------
                                                                         -               -
                    Subtotal                                                   273,000         273,000
                                                                         -------------   -------------
          International
               Ghana                    Valco                     90%          180,000         200,000               76%
               Wales, United Kingdom    Anglesey                  49%           55,000         112,000              118%
                                                                         -------------   -------------
                    Subtotal                                                   235,000         312,000
                                                                         -------------   -------------
                         Total                                                 508,000         585,000
                                                                         =============   =============


          The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 64% of Mead's 1997 production was used at the Company's Trentwood, Washington, rolling mill, and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters.

          The Company is modernizing and expanding the carbon baking furnace at its Mead smelter at an estimated cost of approximately $54.5 million. The project will improve the reliability of the carbon baking operations, increase productivity, enhance safety, and improve the environmental performance of the facility. The first stage of this project, the construction of a new $40.0 million 90,000 ton per year furnace, has been completed and is in operation. The remaining modernization work is expected to be completed in late 1998, when an existing furnace will be rebuilt. A portion of this project was financed with the net proceeds (approximately $18.6 million) of 7.6% Solid Waste Disposal Revenue Bonds due 2027 issued in March 1997 by the Industrial Development Corporation of Spokane County, Washington.

          Electric power represents an important production cost for the Company at its aluminum smelters. In 1995, the Company successfully restructured electric power purchase agreements for its facilities in the Pacific Northwest, which resulted in significantly lower electric power costs in 1996 for the Mead and Tacoma, Washington, smelters compared to 1995 electric power costs. The Company continued to benefit from savings in electric power costs at those facilities in 1997 and expects to continue to benefit from such savings in future years.

          The Company manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. The Company's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement with the Volta River Authority (the "VRA") which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period.

          Effective January 1, 1998, the VRA reduced the allocation of electric power to the Valco smelter. Kaiser announced that, due to the reduced power allocation, Valco expected to operate three potlines in 1998 compared to the four potlines which were operated throughout 1997. During February 1998, Valco and the VRA reached an agreement whereby Valco agreed to receive compensation in lieu of the power necessary to operate one of its three remaining operating potlines. Compensation under the agreement is expected to substantially offset the financial impact of the curtailment of that potline. As a result of the curtailment, Valco said that it expected to operate two of its five potlines after February 25, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events and Developments."

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

          The Company has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized process control and energy management system - has significantly contributed to increased and more efficient production of primary aluminum and enhanced the Company's ability to compete more effectively with the industry's newer smelters. The Company is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ the Company's technical and managerial knowledge. See "-Research and Development."

          During October 1997, a joint decision was made by a subsidiary of the Company and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture formed in 1995. In January 1998, the Company's subsidiary reached an agreement to sell its interests in the venture to its partner. The terms of the agreement are subject to certain governmental approvals by officials of the People's Republic of China.

          ITEM 1.   BUSINESS (CONTINUED)

          The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1997, the Company sold its primary aluminum production not utilized for internal purposes to approximately 52 customers, the largest and top five of which accounted for approximately 13% and 47% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by personnel located in Pleasanton, California, Houston, Texas, and Tacoma and Spokane, Washington.
          A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

          -    Fabricated Aluminum Products
               ----------------------------

          The Company manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. The Company's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. The Company has focused its fabricated products operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages.

          Fabricated aluminum products are manufactured by two business units - flat-rolled products and engineered products. The products include heat-treated products; body, lid, and tab stock for beverage containers; sheet and plate products; screw machine stock; redraw rod; forging stock; truck wheels and hubs; air bag canisters; engine manifolds; and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in the Company's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

          Flat-Rolled Products - The flat-rolled products business unit operates the Trentwood, Washington, rolling mill and the Micromill(TM) facility, near Reno, Nevada. The Trentwood facility accounted for approximately 62% of the Company's 1997 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

          The Company continues to enhance the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. The Company is implementing a plan to expand its annual production capacity of heat-treated flat-rolled products at the Trentwood facility by approximately one-third over 1996 levels, most of which was achieved in 1997. Implementation of the plan also will enable the Company to improve the reliability of its heat-treated operations, enhance the quality of its heat-treat products, and improve Trentwood's operating efficiency. The project is estimated to cost approximately $22.0 million and is expected to be completed in late 1998. Global sales of the Company's heat-treat products have increased significantly over the last several years and are made primarily to the aerospace and general engineering markets, which have been experiencing growth in demand. In 1997, the business unit shipped products to approximately 141 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 17% of the business unit's revenue.

          The Company's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides the Company with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which the Company competes. In recent years the Company has made significant capital expenditures at Trentwood in rolling technology and process control to improve the metal integrity, shape and gauge control of its products. The Company believes that such improvements have enhanced the quality of its products for the beverage container industry and the capacity and efficiency of its manufacturing operations. The Company believes that it is one of the highest quality producers of aluminum beverage can stock in the world. In 1997, the business unit had 37 domestic and foreign can stock customers. The largest and top five of such customers accounted for approximately 15% and 27%, respectively, of the business unit's revenue. See "- Competition." The marketing staff for the business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from sales offices in England and Japan, and by independent sales agents in Europe, Asia and Latin America.

          The first Micromill(TM) facility, constructed in 1996 as a demonstration and production facility, was in a start-up mode during 1997. Micromill(TM) technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. Assuming the successful implementation and commercialization of the Micromill(TM) technology, the capital and conversion costs of Micromill(TM) facilities are expected to be significantly lower than conventional rolling mills. The Company is continuing its efforts to implement the Micromill(TM) technology on a full-scale basis. The facility is currently shipping qualification quantities of product to various customers. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurance that it will be successfully implemented and commercialized for use at full-scale facilities.

          Engineered Products - The engineered products business unit maintains its headquarters and a sales and engineering office in Southfield, Michigan, which works with car makers and other customers, the Company's Center for Technology ("CFT," see "-Research and Development"), and plant personnel to create new automotive component designs and to improve existing products. The business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forging and casting) facilities in the United States and in Canada. Soft-alloy extrusion facilities are located in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Richmond, Virginia, facility, acquired in mid-1997 by Kaiser Bellwood Corporation, a wholly-owned subsidiary of the Company, increased the Company's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circular extrusions and to serve the distribution and ground transportation industries. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. The business unit also operates a cathodic protection business located in Tulsa, Oklahoma, that extrudes both aluminum and magnesium. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

          The engineered products business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio; and participates in a joint venture with Accuride Corporation, located in Erie, Pennsylvania, and Cuyahoga Falls, Ohio, that designs, manufactures and markets aluminum wheels for the commercial transportation industry. The business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

          In 1997, the engineered products business unit had 641 customers, the largest and top five of which accounted for approximately 8% and 18%, respectively, of the business unit's revenue. See "- Competition." Sales are made directly from plants, as well as marketing locations elsewhere in the United States.

          ITEM 1.   BUSINESS (CONTINUED)

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

          Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. The Company also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. The Company concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of its customers, including intermediaries, would not have a material adverse effect on its financial condition or results of operations.

          Research and Development

          The Company conducts research and development activities principally at two facilities - CFT in Pleasanton, California, and the Northwest Engineering Center adjacent to the Mead smelter in Washington. Net expenditures for company-sponsored research and development activities were $19.7 million in 1997, $20.5 million in 1996, and $18.5 million in 1995. The Company's research staff totaled 133 at December 31, 1997. The Company estimates that research and development net expenditures will be approximately $11.6 million in 1998.

          CFT performs research and development across a range of aluminum process and product technologies to support the Company's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the aircraft, automotive, and can sheet markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. The Northwest Engineering Center maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. The Northwest Engineering Center supports the Company's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          CFT and the Reno, Nevada, facility are continuing their efforts to implement the Micromill(TM) technology for the production of can sheet and other sheet products. See "-Production Operations - Fabricated Aluminum Products - Flat-Rolled Products."

          The Company licenses its technology and sells technical and managerial assistance to other producers worldwide. The Company's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, Bahrain, Venezuela, Brazil, and the United Kingdom. The Company has technical services contracts with smelters in Wales, Africa, Europe, the Middle East, and India.

          ITEM 1.   BUSINESS (CONTINUED)

          Employees

          During 1997, the Company employed an average of 9,553 persons, compared with an average of 9,567 employees in 1996, and 9,546 employees in 1995. At December 31, 1997, the Company's work force was 9,597, including a domestic work force of 6,081, of whom 4,118 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 72% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America which expires September 30, 1998. The Labor Contract covers the Company's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio. The Company anticipates that the Labor Contract will be renegotiated during 1998.

          The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly or more frequent bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant or departmental performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement has been phased into base wages. In the first half of 1998, the Company will acquire up to $4,000 per employee (80 shares) of preference stock held in a stock plan for the benefit of certain employees covered by the Labor Contract. The Company will make comparable acquisitions of preference stock held for the benefit of certain salaried employees.

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

          From time to time, the Company is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by the Company. The Company currently is subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). See "Legal Proceedings." The Company, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. The Company's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Washington State Department of Ecology has advised the Company that there are several options for remediation at the Mead facility that would be acceptable to the Department. The Company expects that one of these remedial options will be agreed upon and incorporated into a Consent Decree. In addition, in connection with certain of its asset sales, the Company has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

          ITEM 1.   BUSINESS (CONTINUED)

          Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1997, the balance of such accruals, which are primarily included in Long-term liabilities, was $29.7 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation to be performed. The Company expects remediation to occur over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million per year for the years 1998 through 2002 and an aggregate of approximately $8.0 million thereafter. Cash expenditures of $5.6 million in 1997, $8.8 million in 1996, and $4.5 million in 1995 were charged to previously established accruals relating to environmental costs. Approximately $5.1 million is expected to be charged to such accruals in 1998.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0 million. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $6.8 million in 1997, $18.4 million in 1996, and $9.2 million in 1995. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $27.5 million in 1997, $30.1 million in 1996, and $26.0 million in 1995. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1998-1999 period, environmental capital spending will be within the range of approximately $5.0 million to $7.0 million per year, and operating costs for pollution control will be approximately $35.0 million per year.

          The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company.
          The lawsuits generally relate to products the Company has not manufactured for at least 20 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental and Asbestos Contingencies."

          The portion of Note 10 of the Notes to Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies" is incorporated herein by reference.

          ITEM 2.   PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in "Business - The Company - Production Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the Company's domestic aluminum smelters and alumina facility were initially designed early in the Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its plants are cost competitive on an international basis.

          The Company's obligations under the Credit Agreement entered into on February 15, 1994, as amended (the "Credit Agreement"), are secured by, among other things, mortgages on the Company's major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill(TM)). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity" and Note 5 of the Notes to Consolidated Financial Statements.

          ITEM 3.   LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private
          Securities Litigation Reform Act of 1995. See Item 1, above, for cautionary information with respect to such forward-looking statements.

          Aberdeen Pesticide Dumps Site Matter

          The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's. The EPA issued unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including the Company, to perform the soil remedial design and remedial action and groundwater remediation for three of the Sites. In March 1997, nine of the corporate respondents, including the Company, entered into a Settlement Agreement and Participation Agreement which allocates one hundred percent of all costs incurred or to be incurred at each of the Sites. Thereafter, the nine respondents entered into a Partial Consent Decree with the United States Department of Justice (the "DOJ") and the EPA regarding the work to be performed by the respondents and their responsibility for past and future response costs incurred by the United States. This Partial Consent Decree was lodged with the United States District Court in December 1997. Based on current estimates of future costs, the Company believes that its aggregate financial exposure at these Sites is less that $2.0 million.

          United States of America v. Kaiser Aluminum & Chemical
          Corporation

          In February 1989, a civil action was filed by the DOJ at the request of the EPA against the Company in the United States District Court alleging that emissions from certain stacks at the Company's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The Company and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires the Company to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the Washington SIP. The Company has completed the installation of the emission control system. If the relevant furnaces continue to show compliance through July 15, 1998, the Company intends to request termination of the Consent Decree.

          Hammons v. Alcan Aluminum Corp. et al

          On March 5, 1996, a class action complaint was filed against Kaiser, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, alleging that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code Section 16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States, to restrict the production of primary aluminum resulting in rises in prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion. On April 2, 1996, the case was removed to the United States District Court for the Central District of California. On July 11, 1996, the Court granted summary judgment in favor of Kaiser and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On December 11, 1997, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the District Court. On December 23, 1997, the plaintiff filed a petition for rehearing en banc.

          ITEM 3.   LEGAL PROCEEDINGS (CONTINUED)

          Asbestos-related Litigation

          The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company.
          The lawsuits generally relate to products the Company has not manufactured for at least 20 years. Subsequent to December 31, 1997, the Company reached agreements settling approximately
          25,000 of the pending asbestos-related claims. Also, subsequent to year-end 1997, the Company reached agreements on asbestos-related coverage matters with two insurance carriers under which the Company collected a total of approximately $17.5 million. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental and Asbestos Contingencies." The portion of Note
          10 of the Notes to Consolidated Financial Statements under the heading "Asbestos Contingencies" is incorporated herein by reference.

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1997.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Company's common stock, which is held solely by Kaiser. The information in
          Note 5 of the Notes to Consolidated Financial Statements under the heading "Loan Covenants and Restrictions" at pages 28 - 29 of this Report, is incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

          The Indentures and the Credit Agreement (Exhibits 4.1 through
          4.24 to this Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through
          4.24 to this Report, Note 5 of the Notes to Consolidated Financial Statements at pages 28 - 29 of this Report, and the information under the heading "Financing Activities and Liquidity" at page 17 of this Report, are incorporated herein by reference.

          ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at page 13 of this Report, to the discussion under the heading "Results of Operations" at pages 15 - 16 of this Report, to Note 1 of the Notes to Consolidated Financial Statements at pages 24 - 25 of this Report, and to pages 45 - 46 of this Report.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company operates in two business segments: bauxite and alumina, and aluminum processing. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its facilities. Intracompany shipments and sales are excluded from the information set forth in the table below. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1997, 1996, and 1995. The following should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein.

                                                                                  Year Ended December 31,
                                                                      ----------------------------------------------
          (In millions of dollars, except shipments and prices)                 1997            1996            1995
          ----------------------------------------------------------------------------------------------------------
          Shipments: (000 tons) (1)
               Alumina                                                      1,929.8         2,073.7         2,040.1
               Aluminum products:
                    Primary aluminum                                          327.9           355.6           271.7
                    Fabricated aluminum products                              400.0           327.1           368.2
                                                                      --------------  --------------  --------------
                         Total aluminum products                              727.9           682.7           639.9
                                                                      ==============  ==============  ==============
          Average realized sales price:
               Alumina (per ton)                                      $         198   $         195   $         208
               Primary aluminum (per pound)                                     .75             .69             .81

          Net sales:
               Bauxite and alumina:
                    Alumina                                           $       382.1   $       404.1   $       424.8
                    Other (2)(3)                                              106.5           103.9            89.4
                                                                      --------------  --------------  --------------
                         Total bauxite and alumina                            488.6           508.0           514.2
                                                                      --------------  --------------  --------------
               Aluminum processing:
                    Primary aluminum                                          543.4           538.3           488.0
                    Fabricated aluminum products                            1,324.3         1,130.4         1,218.6
                    Other (3)                                                  16.9            13.8            17.0
                                                                      --------------  --------------  --------------
                         Total aluminum processing                          1,884.6         1,682.5         1,723.6
                                                                      --------------  --------------  --------------

                              Total net sales                         $     2,373.2   $     2,190.5   $     2,237.8
                                                                      ==============  ==============  ==============
          Operating income (loss):
               Bauxite and alumina                                    $        20.0   $         1.1   $        54.0
               Aluminum processing (4)                                        222.6           156.5           238.9
               Corporate (4)                                                  (72.7)          (57.5)          (81.8)
                                                                      --------------  --------------  --------------
                    Total operating income                            $       169.9   $       100.1   $       211.1
                                                                      ==============  ==============  ==============
          Net income                                                  $        52.1   $        13.2   $        65.3
                                                                      ==============  ==============  ==============
          Capital expenditures                                        $       128.5   $       161.5   $        88.4
                                                                      ==============  ==============  ==============



          (1) All references to tons refer to metric tons of 2,204.6 pounds.
          (2)  Includes net sales of bauxite.
          (3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
          (4) Includes pre-tax charges of $15.1 for the Aluminum processing segment and $4.6 for the Corporate segment recorded in the quarter ended June 30, 1997, related to restructuring of operations.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private
          Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see "Overview," "Recent Events and Developments," "Results of Operations," "Liquidity and Capital Resources" and "Other Matters"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          OVERVIEW

          The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 11 of the Notes to Consolidated Financial Statements for a discussion of the Company's hedging activities.

          During the first eleven months of 1997, the Average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable generally in the $.75 - $.80 per pound range. During December of 1997, the AMT Price fell to the $.70 - $.75 per pound range. However, the average 1997 AMT Price compared favorably to the average 1996 AMT Price which remained fairly stable generally in the $.70 - $.75 range through June and then declined during the second half of the year, reaching a low of approximately $.65 per pound for October 1996, before recovering late in the year. The AMT Price for 1995 was generally in the $.80 - $.90 per pound range. For the week ended February 20, 1998, the AMT Price was $.70 per pound.

          RECENT EVENTS AND DEVELOPMENTS

          The Company has previously disclosed that it set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. Management believes that recent operating performance has been at a rate which indicates that approximately half of the desired profit improvement was achieved at year-end 1997 and that the remainder should be achieved in the second half of 1998. However, there are inherent uncertainties regarding operating factors and economic and other external forces (such as the Valco power situation discussed below), many of which are outside management's direct control, and, as such, no assurances can be given that the desired benefit of profit improvements will be achieved.

          In addition to working to improve the performance of the Company's existing assets, the Company has expended significant efforts on analyzing its current asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive. The initial steps of this process resulted in the Company recording a $19.7 million pre-tax restructuring charge during June 1997 related to the closing and rationalization of certain businesses and facilities. Additionally, this process led to the Company's acquisition of the Bellwood aluminum extrusion plant in Richmond, Virginia. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

          As discussed more fully in Note 10 of the Notes to Consolidated Financial Statements, at December 31, 1997, there were approximately 77,400 claims pending against the Company pertaining to asbestos-related matters and the Company had accrued approximately $158.8 million related to the litigation and settlement of these claims and estimated future claims. Subsequent to December 31, 1997, the Company reached agreements settling approximately 25,000 of the pending asbestos-related claims. Also, subsequent to year-end 1997, the Company reached agreements on asbestos related coverage matters with two insurance carriers under which the Company will collect a total of approximately $17.5 million during the first quarter of 1998. The insurance recoveries will reduce the approximately $134.0 million of asbestos related receivable accrued at December 31, 1997. As the amounts related to the claim settlements and insurance recoveries were consistent with the Company's year-end 1997 accrual assumptions, these events are not expected to have a material impact on the Company's financial position, results of operations or liquidity.

          The Company has previously disclosed that the Volta River Authority ("VRA") would partially reduce its electric power allocation to the Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter facility in Ghana in January 1998 and that Valco expected to operate approximately three potlines at the facility in 1998 as compared to the four potlines operated throughout 1997. During February 1998, Valco and the VRA reached an agreement whereby Valco agreed to receive compensation in lieu of the power necessary to run one of the three remaining operating potlines, effective February 25, 1998. Compensation under the agreement is expected to substantially offset the financial impact of the curtailment. As previously disclosed Valco has notified the VRA that it believes it has contractual rights to sufficient energy to run four and one-half potlines in 1998 and Valco continues to seek compensation from the VRA with respect to the January 1998, reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of such power curtailments beyond 1998. No assurances can be given, however, as to the success of these discussions, the possibility of requests by the VRA for additional curtailments, or the operating level of Valco for the remainder of 1998 or beyond. Valco intends to pursue its legal rights in respect of reduced power allocation and compensation in respect of such reductions.

          RESULTS OF OPERATIONS

          1997 AS COMPARED TO 1996
          Summary - The Company reported net income of $52.1 million for 1997 compared to net income of $13.2 million, for 1996. Net sales in 1997 totaled $2,373.2 million compared to $2,190.5 million in 1996.

          Net income for 1997 includes the effect of certain non-recurring items, including a $19.7 million pre-tax restructuring charge (discussed above), an approximate $12.5 million non-cash tax benefit related to settlement of certain tax matters, and a $5.8 million pre-tax charge related to additional litigation reserves.

          Bauxite and Alumina - Net segment sales decreased by 4% in 1997 as a 7% decline in alumina shipments more than offset a 2% increase in average realized alumina prices. Shipment volumes were down as compared to 1996 as a result of the timing of shipments and a slight increase in internal transfers. Segment operating income improved substantially from 1996 to 1997 despite the reduced level of shipments and certain increased costs, in part resulting from a slowdown at the Company's 49%-owned Kaiser Jamaican Bauxite Company, prior to the signing of a new labor contract in December 1997, primarily due to lower overall operating costs.

          Aluminum Processing - Net sales of primary aluminum in 1997 approximated 1996 net sales figures as a 10% increase in average realized prices offset an 8% decrease in primary aluminum shipments. Net sales of fabricated aluminum products for 1997 were up 17% as compared to 1996 as a 22% increase in shipments more than offset a 4% decrease in average realized prices. The increase in fabricated aluminum product shipments over 1996 was primarily the result of the Company's June 1997 acquisition of an extrusion facility in Richmond, Virginia, and to a lesser extent the result of increased international shipments of can sheet and increased shipments of heat-treated products.

          The aluminum processing segment's operating income improved substantially in 1997 as a result of the increases in average realized prices for primary aluminum and shipments of fabricated aluminum product cited above. Additionally, reduced power, raw material and supply costs and improved operating efficiencies also contributed to the improvement in segment operating income. Included in the segment's operating income for the quarter and year ended December 31, 1997, was approximately $2.8 million and $10.3 million of operating income realized during the periods, related to the settlement of certain energy service contract issues. Operating income for the year ended December 31, 1997, also included a $15.1 million second quarter pre-tax charge resulting from the restructuring of operations.

          Corporate - Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Operating results for 1997 included a second quarter pre-tax charge of approximately $4.6 million associated with the Company's restructuring of operations. Corporate operating expenses for the year ended December 31, 1997, also include consulting and other costs associated with the Company's ongoing profit improvement program and portfolio review initiatives.

          1996 AS COMPARED TO 1995
          Summary - For the year ended December 31, 1996, the Company's net income was $13.2 million, compared to net income of $65.3 million, in 1995. Net sales for 1996 were $2,190.5 million, compared to $2,237.8 million in 1995. Results for the year ended December 31, 1996, included an after tax benefit of approximately $17.0 million resulting from settlements of certain tax matters in December 1996. Excluding the impact of these non-recurring items, the Company would have reported a net loss for the year ended December 31, 1996.

          Results for the year ended December 31, 1996, reflected the substantial reduction in market prices for primary aluminum more fully discussed above. Alumina prices, which are significantly influenced by changes in primary aluminum prices, also declined from period to period. The decrease in product prices more than offset the positive impact of increases in shipments in several segments of the Company's business, as more fully discussed below. Results for 1996 also included approximately $20.5 million in research and development expenses and other costs related to the Company's new Micromill(TM) facility as well as additional expenses related to other strategic initiatives.

          Results for 1995 included approximately $17.0 million of first quarter 1995 pre-tax expenses associated with an eight-day strike at five major U.S. locations, a six-day strike at the Company's 65% owned Alumina Partners of Jamaica ("Alpart") bauxite mining and alumina refinery in Jamaica, and a four-day disruption of alumina production at Alpart caused by a boiler failure.

          Bauxite and Alumina - Net segment sales for 1996 were basically unchanged from 1995 as a nominal decline in the average realized price of alumina was offset by a modest increase in alumina shipments. The reduction in prices realized reflected the substantial decline in primary aluminum prices experienced in 1996 discussed above.

          Operating income for this segment of the Company's business declined significantly from prior year periods as a result of reduced gross margins from alumina sales resulting from the previously discussed price declines and increased natural gas costs at the Company's Gramercy, Louisiana, alumina refinery. Operating income for the year ended December 31, 1996, was also unfavorably impacted by high operating costs associated with disruptions in the power supply at the Company's Alpart alumina refinery during the first nine months of 1996, higher manufacturing costs resulting from higher market prices for fuel and caustic soda, and a temporary raw material quality problem experienced at the Company's Gramercy facility during the second quarter of 1996.

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

          Operating income for the aluminum processing segment for 1996 was also impacted by approximately $5.6 million of scheduled non-recurring maintenance costs at the Company's Trentwood, Washington, rolling mill facility in the fourth quarter of 1996, offset by $11.5 million ($7.2 on an after-tax basis) of reduced operating costs resulting from the non-cash settlement in December 1996 of certain tax matters.

          Corporate - A substantial portion of the 1996 reduction in operating losses of the corporate segment as compared to 1995 was due to reduced incentive compensation accruals resulting from the decline in earnings from the prior year period. Reduced post employment benefit plan and pension plan costs also contributed to the 1996 reduction.

          LIQUIDITY AND CAPITAL RESOURCES

          See Note 5 of the Notes to Consolidated Financial Statements for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

          OPERATING ACTIVITIES
          Cash provided by operating activities was $45.6, $22.9 and $119.5 million in 1997, 1996 and 1995, respectively. The improvement in cash flows from operating activities between 1996 and 1997 was primarily due to higher earnings resulting from increased product prices and increased sales of fabricated products partially offset by increased investment in working capital. The reduction in cash generated by operating activities from 1995 to 1996 was primarily due to lower earnings resulting from the reduction in prices realized by the Company from the sale of primary aluminum and alumina.

          At December 31, 1997, the Company had working capital of $456.6 million, compared with working capital of $409.3 million at December 31, 1996. The increase in working capital in 1997 was due primarily to an increase in Receivables, offset by a reduction in Cash and cash equivalents.

          INVESTING ACTIVITIES
          Total consolidated capital expenditures were $128.5, $161.5 and $88.4 million in 1997, 1996 and 1995, respectively (of which $6.6, $7.4, and $8.3 million were funded by the minority partners in certain foreign joint ventures in 1997, 1996, and 1995, respectively), and were made primarily to construct or acquire new facilities, improve production efficiency, reduce operating costs, and expand capacity at existing facilities. Total consolidated capital expenditures are currently expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000 (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures).

          A substantial portion of the increase in capital expenditures in 1996 over the 1995 level was attributable to the development and construction of the Company's proprietary Micromill(TM) technology for the production of can sheet and other sheet products from molten metal. The first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, remained in a start-up mode throughout 1997. During January of 1998, the facility commenced trial product shipments to customers. The Company currently anticipates that commercial deliveries from the facility will commence during the first quarter of 1998. However, the Micromill(TM) technology has not yet been fully implemented or commercialized and there can be no assurances that full implementation or commercialization will be successful.

          During October 1997, a joint decision was made by a subsidiary of the Company and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture formed in 1995. In January 1998, the Company's subsidiary reached an agreement to sell its interests in the venture to its partner. The terms of the agreement are subject to certain governmental approvals by officials of the People's Republic of China. This transaction will not have a material effect on the Company's results of operations or financial position.

          Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United States and overseas.

          FINANCING ACTIVITIES AND LIQUIDITY
          Under the Credit Agreement, the Company is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable and eligible inventory. During January 1998, the maturity of the Credit Agreement was extended from February 1999 to August 2001. The Credit Agreement is guaranteed by the Company and by certain of its significant subsidiaries of the Company. The Credit Agreement also requires the Company to maintain certain financial covenants, places significant restrictions on the Company and Kaiser and is secured by a substantial majority of the Company's and Kaiser's assets. The Company's public indebtedness also includes various restrictions and a repurchase obligation upon a Change of Control. The Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock.

          See Notes 5 and 8 of the Notes to Consolidated Financial
          Statements.

          As of December 31, 1997, the Company's total consolidated indebtedness was $971.7 million, no amounts were outstanding under the revolving credit facility of the Credit Agreement, and after allowances for $51.6 million of outstanding letters of credit, $273.4 million of unused availability remained under the Credit Agreement.

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

          ENVIRONMENTAL AND ASBESTOS CONTINGENCIES
          The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA. Based on the Company's current evaluation of these and other environmental matters, the Company has established environmental accruals of $29.7 million at December 31, 1997. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0 million. The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries and no assurances can be given that the Company will be successful in its attempt to recover incurred or future costs.

          The Company is also a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 20 years. Based on past experience and reasonably anticipated future activity, the Company has established a $158.8 million accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008, before consideration of insurance recoveries. The Company, based on prior insurance related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies, believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs and that substantial insurance recoveries are probable. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $134.0 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 1997. However, claims for recovery from some of the Company's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers.

          While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, management currently believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

          See Note 10 of the Notes to Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting management's beliefs. See also "Recent Events and Developments."

          OTHER MATTERS

          YEAR 2000
          The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. An internal assessment has been undertaken to determine the scope and the related costs to assure that the Company's systems continue to function adequately to meet the Company's needs and objectives. A detailed implementation plan is being developed from these findings. Spending for related projects, which began in 1997 and will likely continue through 1999, is currently expected to total in the $10 million to $15 million range. System modification costs will be expensed as incurred. Costs associated with new systems will be capitalized and amortized over the life of the product.

          RECENT ASIAN ECONOMIC DOWNTURN
          The Company has not experienced any significant direct financial, operating or other difficulties to date as a result of the recent Asian economic downturn. Further, no significant direct impact is currently anticipated as direct sales to the region are relatively limited and the Company has taken steps to assure the creditworthiness of customers. No assurance can be given, however, as to any possible indirect impact that the Asian economic downturn may have on the volume of shipments and prices on sales to customers outside the region.

          RECENT ACCOUNTING PRONOUNCEMENTS
          During June 1997, two new accounting standards were issued that will affect future financial reporting. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 131 also adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. SFAS No. 130 and SFAS No. 131 must both be adopted in the Company's year-end 1998 reporting. Management is currently evaluating the impact of these two standards on the Company's future financial reporting.

          INCOME TAX MATTERS
          The Company's net deferred income tax assets as of December 31, 1997, were $350.1 million, net of valuation allowances of $113.3 million. The Company believes a long-term view of profitability is appropriate and has concluded that these net deferred income tax assets will more likely than not be realized. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                      Page

          Report of Independent Public Accountants.................   20

          Consolidated Balance Sheets..............................   21

          Statements of Consolidated Income........................   22

          Statements of Consolidated Cash Flows....................   23

          Notes to Consolidated Financial Statements...............   24

          Five-Year Financial Data................................    45

          Quarterly Financial Data (Unaudited)....................    47

          Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.