Form 10-Q
period 1998-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1998-05-05
CIK 54291

===========================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                               (925) 462-1122
            (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x        No
    -----        -------

     At April 29, 1998, the registrant had 46,171,365 shares of common stock outstanding.





===========================================================================

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)

                                                            March 31,    December 31,
                                                                 1998            1997
                                                       ------------------------------
                         ASSETS                          (Unaudited)
Current assets:
     Cash and cash equivalents                         $        21.1   $        15.8
     Receivables                                               324.4           345.3
     Inventories                                               528.1           568.3
     Prepaid expenses and other current assets                 140.3           121.3
                                                       ------------------------------
          Total current assets                               1,013.9         1,050.7

Investments in and advances to unconsolidated
     affiliates                                                149.5           148.6
Property, plant, and equipment - net                         1,162.5         1,171.8
Deferred income taxes                                          325.4           329.0
Other assets                                                   316.0           317.2
                                                       ------------------------------

               Total                                   $     2,967.3   $     3,017.3
                                                       ==============================

           LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $       150.4   $       176.2
     Accrued interest                                           24.8            37.6
     Accrued salaries, wages, and related expenses              84.4            97.9
     Accrued postretirement medical benefit obligation
          - current portion                                     45.3            45.3
     Other accrued liabilities                                 147.3           145.9
     Payable to affiliates                                      83.0            82.4
     Long-term debt - current portion                            8.0             8.8
                                                       ------------------------------
          Total current liabilities                            543.2           594.1

Long-term liabilities                                          486.6           492.0
Accrued postretirement medical benefit obligation              715.1           720.3
Long-term debt                                                 962.6           962.9
Minority interests                                              97.5            98.4
Redeemable preference stock                                     27.0            27.7
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                             1.6             1.6
     Common stock                                               15.4            15.4
     Additional capital                                      1,968.6         1,939.8
     Accumulated deficit                                      (140.2)         (152.3)
     Less:  Note receivable from parent                     (1,710.1)       (1,682.6)
                                                       ------------------------------
          Total stockholders' equity                           135.3           121.9
                                                       ------------------------------

               Total                                   $     2,967.3   $     3,017.3
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

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
                          (In millions of dollars)


                                                                Quarter Ended
                                                                  March 31,
                                                       ------------------------------
                                                                 1998            1997
                                                       ------------------------------
Net sales                                              $       597.0   $       547.4
                                                       ------------------------------

Costs and expenses:
     Cost of products sold                                     499.6           460.7
     Depreciation                                               22.9            23.1
     Selling, administrative, research and development,
          and general                                           29.5            30.8
                                                       ------------------------------
               Total costs and expenses                        552.0           514.6
                                                       ------------------------------

Operating income                                                45.0            32.8

Other income (expense):
     Interest expense                                          (28.0)          (27.7)
     Other - net                                                  .6             2.6
                                                       ------------------------------

Income before income taxes and minority interests               17.6             7.7

Provision for income taxes                                      (6.2)           (2.9)

Minority interests                                               1.0             (.5)
                                                       ------------------------------

Net income                                             $        12.4   $         4.3
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


      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)

                                                                Quarter Ended
                                                                  March 31,
                                                       ------------------------------
                                                                 1998            1997
                                                       ------------------------------
Cash flows from operating activities:
     Net income                                        $        12.4   $         4.3
     Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
          Depreciation                                          22.9            23.1
          Amortization of excess investment over equity
               in unconsolidated affiliates                      2.5             2.9
          Amortization of deferred financing costs and
               net discount on long-term debt                    1.3             1.5
          Undistributed equity in (income) loss of
               unconsolidated affiliates, net of
               distributions                                    (3.7)            8.6
          Minority interests                                    (1.0)             .5
          Decrease (increase) in receivables                    21.4           (39.5)
          Decrease (increase) in inventories                    40.2           (13.7)
          Decrease (increase) in prepaid expenses and
               other assets                                       .4           (27.2)
          Decrease in accounts payable                         (25.8)          (38.3)
          Decrease in accrued interest                         (12.7)          (12.3)
          (Decrease) increase in payable to affiliates
               and accrued liabilities                         (34.8)            4.3
          (Decrease) increase in accrued and deferred
               income taxes                                     (1.1)             .3
          Other                                                  1.9              .6
                                                       ------------------------------
               Net cash provided (used) by operating
                    activities                                  23.9           (84.9)
                                                       --------------  --------------

Cash flows from investing activities:
     Net proceeds from disposition of property and
          investments                                           -                2.6
     Capital expenditures                                      (13.7)          (21.8)
     Other                                                      (3.2)           (2.8)
                                                       ------------------------------
               Net cash used by investing activities           (16.9)          (22.0)
                                                       ------------------------------

Cash flows from financing activities:
     Borrowings under revolving credit facility, net            -               42.0
     Borrowings of long-term debt                               -               19.0
     Repayments of long-term debt                                (.9)           (3.9)
     Payments on note payable to parent                         -               (2.2)
     Decrease (increase) in restricted cash, net                  .6           (12.6)
     Incurrence of financing costs                              -                (.4)
     Dividends paid                                              (.3)            (.2)
     Redemption of minority interests' preference stock         (1.1)           (1.6)
                                                       ------------------------------
               Net cash (used) provided by financing
                    activities                                  (1.7)           40.1
                                                       ------------------------------

Net increase (decrease) in cash and cash equivalents
     during the period                                           5.3           (66.8)
Cash and cash equivalents at beginning of period                15.8            81.3
                                                       ------------------------------
Cash and cash equivalents at end of period             $        21.1   $        14.5
                                                       ==============================

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest        $        34.4   $        38.5
     Income taxes paid                                           5.2             1.6
     Tax allocation payments to Kaiser Aluminum
          Corporation                                            1.2              .5



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of dollars, except prices and per share amounts)

1.   GENERAL

     Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 63% of the Company's Common Stock with the remaining approximately 37% publicly held.

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the quarters ended March 31, 1998 and 1997.

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

     Operating results for the quarter ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   INVENTORIES

     The classification of inventories is as follows:


                                                            March 31,    December 31,
                                                                 1998           1997
                                                       -----------------------------
Finished fabricated aluminum products                  $        101.2  $       103.9
Primary aluminum and work in process                            181.9          226.6
Bauxite and alumina                                             120.8          108.4
Operating supplies and repair and maintenance parts             124.2          129.4
                                                       -----------------------------
     Total                                             $        528.1  $       568.3
                                                       =============================


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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1998, the balance of such accruals, which are primarily included in Long-term liabilities, was $29.8. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $9.0 for the years 1998 through 2002 and an aggregate of approximately $7.0 thereafter.

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries and no assurances can be given that the Company will be successful in its attempt to recover incurred or future costs.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

     While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ASBESTOS CONTINGENCIES
     The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 20 years. At March 31, 1998, the number of such claims pending was approximately 81,500, as compared with 77,400 at December 31, 1997. In 1997, approximately 15,600 of such claims were received and 9,300 were settled or dismissed. During the quarter ended March 31, 1998, approximately 5,400 of such claims were received and 1,300 of such claims were settled or dismissed, respectively. However, the foregoing claim and settlement figures as of and for the quarter ended
March 31, 1998, do not reflect the fact that as of March 31, 1998, the Company reached agreements under which the Company will settle approximately 25,000 of the pending asbestos-related claims over an extended period.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $155.6, before consideration of insurance recoveries, is included primarily in Long-term liabilities at March 31, 1998. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1998 through 2002, and an aggregate of approximately $80.0 thereafter.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of its insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $115.7, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 1998. During the first quarter of 1998, the Company reached agreements on asbestos-related coverage matters with two insurance carriers under which the Company collected a total of approximately $17.5.

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

     See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

4.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At March 31, 1998, the net unrealized gain on the Company's position in aluminum forward sales and option contracts, (based on an average price of $1,643 per ton* ($.75 per pound) of primary aluminum), natural gas, fuel oil and diesel fuel forward purchase and option contracts, and forward foreign exchange contracts, was approximately $11.5. Any gains or losses
--------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.


on the derivative contracts utilized in the Company's hedging activities are offset by losses or gains, respectively, on the transactions being hedged.

ALUMINA AND ALUMINUM
     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Since 1993, the Average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

     From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less
(ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively fix the price that it will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit it to realize possible upside price movements. As of March 31, 1998, the Company had sold forward, at fixed prices, approximately 76,450 and 24,000 tons of primary aluminum with respect to 1998 and 1999, respectively. As of March 31, 1998, the Company had also purchased put options to establish a minimum price for approximately 33,750 tons of primary aluminum with respect to 1998 and had entered into option contracts that established a price range for an additional 173,700, and 124,500 tons for 1998 and 1999, respectively. Additionally at March 31, 1998, the Company also held fixed price purchase contracts for 79,800 tons of primary aluminum with respect to 1998.

     As of March 31, 1998, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998, 1999 and 2000 at prices indexed to future prices of primary aluminum.

ENERGY
     The Company is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, the Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 1998, the Company had a combination of fixed price purchase and option contracts for the purchase of approximately 45,000 MMBtu of natural gas per day during the remainder of 1998. As of March 31, 1998, the Company also held a combination of fixed price purchase and option contracts for an average of 232,000 and 39,000 barrels per month of fuel oil and diesel fuel for 1998 and 1999, respectively.

FOREIGN CURRENCY
     The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 1998, the Company had net forward foreign exchange contracts totaling approximately $198.5 for the purchase of 277.0 Australian dollars from April 1998 through December 2000, in respect of its commitments for 1998 through 2000 expenditures denominated in Australian dollars.

     See Note 11 of the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     This section should be read in conjunction with the response to Item 1, Part I, of this Report.

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Recent Events and Developments," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and the Company's Annual Report on Form 10-K for the year ended December 31, 1997, each identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RECENT EVENTS AND DEVELOPMENTS

     The Company has previously disclosed that it set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. Management believes that recent operating performance has been at a rate which indicates that its objective will be achieved by the end of 1998. However, there are inherent uncertainties regarding operating factors and economic and other external forces (such as the Valco power situation discussed below), many of which are outside management's direct control, and, as such, no assurances can be given that the desired benefit of profit improvements will be achieved.

     In addition to working to improve the performance of the Company's existing assets, the Company has expended significant efforts on analyzing its current asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive. The initial steps of this process led to the formation of the AKW wheel joint venture and the acquisition of the Bellwood aluminum extrusion plant in Richmond, Virginia. Additional portfolio analysis and initiatives are ongoing.

     As of March 31, 1998, the Company reached agreements under which the Company will settle approximately 25,000 of the pending asbestos-related claims over an extended period. Also during the first quarter of 1998, the Company reached agreements on asbestos-related coverage matters with two insurance carriers under which the Company collected a total of approximately $17.5 million. As the amounts related to the claim settlements and insurance recoveries were consistent with the Company's year-end 1997 accrual assumptions, these events are not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

     During April 1998, the Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana announced that it had reached an agreement with the Volta River Authority ("VRA") to receive compensation in lieu of the power necessary to run an additional potline that was curtailed on April 6, 1998. The compensation is expected to substantially mitigate the financial impact of the curtailment. As a result of the curtailment, Valco will be operating one if its five potlines, as compared to 1997, when Valco operated four potlines. Valco had previously curtailed two of its potlines in 1998, one in January, for which it received no compensation, and one in February, for which it will be compensated. As previously announced, the Company has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments beyond 1998. No assurances can be given as to the success of these discussions, the possibility of requests from the VRA for additional curtailments, or as to the operating level of Valco for the remainder of 1998 or beyond.

RESULTS OF OPERATIONS

     The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1998, and 1997. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)


                                                                Quarter Ended
                                                                  March 31,
                                                       ------------------------------
                                                                 1998            1997
                                                       ------------------------------
Shipments: (1)
     Alumina                                                   424.6           385.5

     Aluminum products:
          Primary aluminum                                      80.5            78.5
          Fabricated aluminum products                         105.5            93.9
                                                       ------------------------------
               Total aluminum products                         186.0           172.4
                                                       ==============================

Average realized sales price:
     Alumina (per ton)                                 $         201   $         190
     Primary aluminum (per pound)                                .71             .75

Net sales:
     Bauxite and alumina:
          Alumina                                      $        85.5   $        73.2
          Other (2) (3)                                         25.7            26.6
                                                       ------------------------------
               Total bauxite and alumina                       111.2            99.8
                                                       ------------------------------

     Aluminum processing:
          Primary aluminum                                     126.2           129.2
          Fabricated aluminum products                         356.9           314.4
          Other (3)                                              2.7             4.0
                                                       ------------------------------
               Total aluminum processing                       485.8           447.6
                                                       ------------------------------
                  Total net sales                      $       597.0   $       547.4
                                                       ==============================

Operating income (loss):
     Bauxite and alumina                               $         6.1   $        (1.5)
     Aluminum processing                                        56.1            51.3
     Corporate                                                 (17.2)          (17.0)
                                                       ------------------------------
          Total operating income                       $        45.0   $        32.8
                                                       ==============================

Net income                                             $        12.4   $         4.3
                                                       ==============================

Capital expenditures                                   $        13.7   $        21.8
                                                       ==============================



-----------------------------------
(1)  In thousands of metric tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

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

     During 1997, the Average Midwest Transaction Price ("AMT Price") for primary aluminum remained fairly stable generally in the $.75 - $.80 range through November and then declined during December to the $.70 - $.75 range. During the first three months of 1998, the AMT Price for primary aluminum was generally in the $.68 - $.73 per pound range. The AMT Price for primary aluminum for the week ended April 24, 1998, was approximately $.70 per pound.

     See Note 4 of the Notes to Interim Consolidated Financial Statements for a discussion of the Company's hedging activities.

QUARTER ENDED MARCH 31, 1998, COMPARED TO QUARTER ENDED MARCH 31, 1997

SUMMARY
     The Company reported net income of $12.4 million for the first quarter of 1998, compared to a net income of $4.3 million for the same period of 1997. Net sales in the first quarter of 1998 totaled $597.0 million compared to $547.4 million in the first quarter of 1997.

BAUXITE AND ALUMINA
     Net sales of alumina increased by 16% for the quarter ended March 31, 1998, from the comparable period in the prior year, as a result of a 6% increase in average realized prices from the sale of alumina and a 10% increase in alumina shipments. The fluctuation in shipment volumes as compared to the quarter ended March 31, 1997, was primarily attributable to the timing of shipments. Segment operating income improved substantially on a quarter to quarter basis. The improvement resulted primarily from improvements in average realized prices and operating efficiencies and reduced energy prices.

ALUMINUM PROCESSING
     Net sales of primary aluminum for the quarter ended March 31, 1998, decreased by 2% from the comparable prior year period as a result of a 5% decrease in average realized prices offset by a 3% increase in shipments. Net sales of fabricated aluminum products for the quarter ended March 31, 1998, were up 14% as compared to the prior year period as a result of a 12% increase in shipments and a 2% increase in average realized prices. The increase in fabricated aluminum product shipments over the first quarter of 1997 was the result of the Company's June 1997 acquisition of the Bellwood extrusion facility in Richmond, Virginia, as well as increased shipments of heat-treat products.

     Operating income for the aluminum processing segment increased by approximately $5.0 million as reduced power and material costs and improved operating efficiencies in the primary aluminum smelting operations, as well as improvements in the Company's fabricated aluminum products operations, more than offset the impact of the decline in the average realized price for primary aluminum and the impacts of the Valco potline curtailments discussed above. The quarter-over-quarter improvement in the Company's fabricated aluminum products operations reflects the impacts of the Bellwood acquisition, continued demand for heat-treat products, and an improvement in operating performance. The impact of the Valco potline curtailments was only partially reflected in operating results as one of the potlines was curtailed after quarter-end and as the two lines curtailed prior to March 31, 1998, operated for part of the quarter. Reduced operating results attributable to such first quarter 1998 curtailments, as well as incremental charges recorded in the quarter associated with potline shut-down costs, were partially offset by compensation recorded by the Company (which will be received over an 18 month period beginning in June 1998) for one of the two lines curtailed during the quarter. As previously stated, Valco continues to seek compensation with respect to the January 1998 potline curtailment, but no assurance can be given that Valco will be successful in this regard. Operating income for the quarter ended March
31, 1997, included approximately $5.0 million of operating income realized during the period related to the settlement of certain issues related to energy service contracts.

CORPORATE
     Corporate operating expenses represent corporate general and administrative expenses, which are not allocated to the Company's business segments.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
     At March 31, 1998, the Company had working capital of $470.7 million, compared with working capital of $456.6 million at December 31, 1997. The increase in working capital primarily results from decreases in Accounts payable and other current liabilities more than offsetting decreases in Receivables and Inventories.

INVESTING ACTIVITIES
     Capital expenditures during the quarter ended March 31, 1998, were $13.7 million and were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000.

     During the first quarter of 1998, the first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, delivered its first commercial product shipments to customers, but the amount of such shipments was minimal. Additional product trials for international and domestic customers are ongoing and the Company currently expects increased commercial deliveries from the facility during the second quarter of 1998. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurances that full implementation or commercialization will be successful.

     Management continues to evaluate numerous projects, including the Micromill(TM) technology, all of which would require substantial capital, both in the United States and overseas.

FINANCING ACTIVITIES AND LIQUIDITY

     At March 31, 1998, the Company had long-term debt of $970.6 million, compared with $971.7 million at December 31, 1997.

     At March 31, 1998, $272.1 million (of which $52.9 million could have been used for letters of credit) was available to the Company under the Credit Agreement and no amounts were outstanding under the revolving credit facility. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the quarter ended March 31, 1998, the average per annum interest rates on loans outstanding under the Credit Agreement was approximately 9%. The Credit Agreement does not permit the Company to pay any dividends on its common stock.

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

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

Asbestos-related Litigation

     The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The portion of Note 3 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1997.

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

      3.3 Amended and Restated Bylaws of KACC, dated October 1, 1997.

     *10 Form of Deferred Fee Agreement between Kaiser Aluminum Corporation ("KAC"), KACC, and directors of KAC and KACC.

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended March 31, 1998.






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

                                        KAISER ALUMINUM & CHEMICAL
                                        CORPORATION


                                             /s/   John T. La Duc
                                        By: ----------------------------
                                                   John T. La Duc
                                                Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                             /s/  Daniel D. Maddox
                                        By: -----------------------------
                                                  Daniel D. Maddox
                                              Controller - Corporate
                                            Consolidation and Reporting
                                           (Principal Accounting Officer)



Dated:    May 5, 1998