Form 10-K
period 1998-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 1999-03-31
CIK 54291

=================================================================

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1998
          Commission file number 1-3605

                        KAISER ALUMINUM & CHEMICAL CORPORATION
                (Exact name of registrant as specified in its charter)

                     DELAWARE                          94-0928288
             (State of Incorporation)               (I.R.S. Employer
                                             Identification No.)

               6177 SUNOL BOULEVARD, PLEASANTON, CALIFORNIA 94566-7769
                (Address of principal executive offices)    (Zip Code)

             Registrant's telephone number, including area code:  (925)
               462-1122

             Securities registered pursuant to Section 12(b) of the Act:


                Title of each class               Name of each exchange
              Cumulative Convertible               on which registered
          Preference Stock
               (par value $100)
               4 1/8% Series                              None
               4 3/4% (1957 Series)                       None
               4 3/4% (1959 Series)                       None
               4 3/4% (1966 Series)                       None

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          As of March 23, 1999, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of March 23, 1999, non-affiliates of the registrant held 353,724 shares of Cumulative (1985 Series A) Preference Stock and 42,156 shares of Cumulative (1985 Series B) Preference Stock of the registrant. The aggregate value of such Cumulative (1985 Series A) Preference Stock and Cumulative (1985 Series B) Preference Stock, based upon the redemption price for such stock, is $19.8 million.

          Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.


          =================================================================






                                         NOTE





          Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 57 - 62 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:



                                   Corporate Secretary
                                   Kaiser Aluminum & Chemical Corporation
                                   6177 Sunol Boulevard
                                   Pleasanton, California  94566-7769
                                   (925) 462-1122







                                         (i)




                                  TABLE OF CONTENTS
                                                                       Page
                                                                       ----

          PART I                                                          1

               ITEM 1.   BUSINESS                                         1

               ITEM 2.   PROPERTIES                                      13

               ITEM 3.   LEGAL PROCEEDINGS                               13

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS                                         14

          PART II                                                        14

               ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS                   14

               ITEM 6.   SELECTED FINANCIAL DATA                         14

               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS           15

               ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                     23

               ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     24

               ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE           55

          PART III                                                       55

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT                                      55

               ITEM 11.  EXECUTIVE COMPENSATION                          55

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                55

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                         TRANSACTIONS                                    55

          PART IV                                                        55

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                           REPORTS ON FORM 8-K                           55

          SIGNATURES                                                     56

          INDEX OF EXHIBITS                                              57

          EXHIBIT 21     SUBSIDIARIES                                    63

                                         (ii)




          PART I

          ITEM 1.   BUSINESS

          This Annual Report on Form 10-K (the "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Strategic Initiatives," " - Business Operations," " - Competition," " - Research and Development," " - Environmental Matters," and " - Factors Affecting Future Performance," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. Other sections of this Report identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          General

          Kaiser Aluminum & Chemical Corporation (the "Company"), a Delaware corporation organized in 1940, is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and is an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). Kaiser owns all of the Company's Common Stock; and MAXXAM and one of its wholly-owned subsidiaries together own approximately 63% of Kaiser's Common Stock, with the remaining approximately 37% publicly held. The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1998, the Company produced approximately 2,964,000 tons* of alumina, of which approximately 76% was sold to third parties, and produced approximately 387,000 tons of primary aluminum, of which approximately 68% was sold to third parties. The Company is also a major domestic supplier of fabricated aluminum products. In 1998, the Company shipped approximately 405,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments.



          -----------
          * All references to tons in this Report refer to metric tons of 2,204.6 pounds.

          The Company's operations are conducted through its business units. The following table sets forth total shipments and intersegment transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:

                                                                      Year Ended December 31,
                                                          ----------------------------------------------
                                                                    1998            1997            1996
                                                          --------------  --------------  --------------
                                                                      (in thousands of tons)
          ALUMINA:
               Shipments to Third Parties                        2,250.0         1,929.8         2,073.7
               Intersegment Transfers                              750.7           968.0           912.4
                                                          --------------  --------------  --------------
                                                                 3,000.7         2,897.8         2,986.1
                                                          --------------  --------------  --------------
          PRIMARY ALUMINUM:
               Shipments to Third Parties                          263.2           327.9           355.6
               Intersegment Transfers                              162.8           164.2           128.3
                                                          --------------  --------------  --------------
                                                                   426.0           492.1           483.9
                                                          --------------  --------------  --------------
          FLAT-ROLLED PRODUCTS:                                    235.6           247.9           204.8

          ENGINEERED PRODUCTS:                                     169.4           152.1           122.3



          ITEM 1.   BUSINESS (CONTINUED)

          Note 12 of Notes to Consolidated Financial Statements is incorporated herein by reference.

          Labor Matters

          Substantially all of the Company's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999 the Company declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. The Company imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, the Company believes that a significant business interruption will not occur.

          As a result of the USWA strike, the Company temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998. The curtailed potlines represent approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities. In February 1999, the Company began restarting the two curtailed potlines at its Mead smelter representing approximately 50,000 tons of the previously idle capacity. The Company has also announced that it has completed preparations to restart 20,000 tons of idle capacity at its Tacoma smelter. However, the timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors. Costs associated with the preparation and restart of the potlines at the Mead and Tacoma facilities are expected to adversely affect the Company's first quarter results.

          While the Company initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, the Company currently believes that its operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that the Company's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on the Company's operating results, will be successful.

          See Note 1 of Notes to Consolidated Financial Statements "- Labor Related Costs," and Note 10 of Notes to Consolidated Financial Statements "- Labor Matters."

          Strategic Initiatives

          The Company's strategic objectives include the improvement of the earnings from its existing businesses; the redeployment of its existing investment in assets that are not strategically essential to continued profit growth; the addition of assets to its growth businesses; and the improvement of its financial structure.

          In 1996, the Company set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The Company believes that its operations had achieved the run rate necessary to meet this objective prior to the end of the third quarter of 1998, when the impact of such items as smelter operating levels, the USWA strike and foreign currency changes are excluded from the analysis. Further, the Company believes that it has implemented the steps that will allow it to sustain the stated goal over the long term. The Company remains committed to sustaining the full $120.0 million improvement and to generating additional profit improvements in future years; however, no assurances can be given that the Company will be successful in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters, - Strategic Initiatives, and - Valco Operating Level", and Note 1 of Notes to Consolidated Financial Statements "- Labor Related Costs."

          ITEM 1.   BUSINESS (CONTINUED)

          In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), a joint venture that designs, manufactures and sells heavy duty aluminum wheels, the rationalization of certain of the Company's engineered products operations, and the Company's investment to expand its capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill. The restructuring activities resulted in the Company recording a net pre-tax charge of $19.7 million in June 1997. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

          The portfolio analysis process also resulted in the Company's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of the Company's Micromill(TM) technology. While technological progress has been good, management concluded that additional time and investment would be required for success. Given the Company's other strategic priorities, the Company believes that introducing added commercial and financial resources is the appropriate course of action for capturing the maximum long term value. This change in strategic course required a different accounting treatment, and the Company correspondingly recorded a $45.0 million impairment charge to reduce the carrying value of the Micromill assets to approximately $25.0 million. See Note 3 of Notes of Consolidated Finanacial Statements.

          Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. One element of this process has been actively pursuing claims in respect of insurance coverage for certain incurred and future environmental costs. During the fourth quarter of 1998, the Company received recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. Recoveries of $12.0 million were deemed to be allocable to previously accrued (expensed) items and were reflected in earnings during the fourth quarter of 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred. See Note 10 of Notes to Consolidated Financial Statements.

          In early 1999, the Company's program to focus its efforts and capital in sectors of the industry which it considers to be the most attractive, and in which the Company believes it is well positioned to capture value, has resulted in an agreement to sell one joint venture interest and a separate agreement to purchase another. In January 1999, the Company signed a letter of intent to sell its 50% interest in AKW to its joint venture partner. The transaction, which would result in the Company recognizing a substantial gain, is currently expected to close on or about March 31, 1999. However, as the transaction is subject to negotiation of a definitive purchase agreement, no assurances can be given that this transaction will be consummated. Also, in February 1999, the Company completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. See Note 14 of Notes to Consolidated Financial Statements. Additional portfolio analysis and initiatives are continuing.

          Sensitivity to Prices and Hedging Programs

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices. From time to time in the ordinary course of business the Company enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to lock-in or fix the effective price that the Company will receive for its sales. The Company also uses option contracts (i) to establish a minimum price for its product sales,
          (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market-related Factors" and Note 1 - "Derivative Financial Instruments" and Note 11 of Notes to Consolidated Financial Statements.

          ITEM 1.   BUSINESS (CONTINUED)

          Business Operations

          The Company conducts its business through four main business units, each of which is discussed below.

          -    Alumina Business Unit
               ---------------------

          The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1998:

                                                                                           Annual
                                                                                       Production           Total
                                                                                         Capacity          Annual
                                                                          Company    Available to      Production
          Activity                       Facility        Location       Ownership     the Company        Capacity
          --------------           --------------  --------------  --------------  --------------  --------------
                                                                                           (tons)          (tons)
          Bauxite Mining           KJBC(1)         Jamaica                  49.0%       4,500,000       4,500,000
                                   Alpart(2)       Jamaica                  65.0%       2,275,000       3,500,000
                                                                                   --------------  --------------

                                                                                        6,775,000       8,000,000
                                                                                   ==============  ==============

          Alumina Refining         Gramercy        Louisiana               100.0%       1,050,000       1,050,000
                                   Alpart          Jamaica                  65.0%         942,500       1,450,000
                                   QAL             Australia                28.3%       1,032,950       3,650,000
                                                                                   --------------  --------------

                                                                                        3,025,450       6,150,000
                                                                                   ==============  ==============





          ---------------
          (1) Although the Company owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of KJBC's output.
          (2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

          The Company's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and smelter-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. The Company believes that among alumina producers the Company is the world's second largest seller of smelter-grade alumina to third parties. The Company's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Competition" and "- Sensitivity to Prices and Hedging Programs."

          Bauxite mined in Jamaica by KJBC is refined into alumina at the Company's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted the Company a mining lease for the mining of bauxite sufficient to supply the Company's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. The Gramercy, Louisiana, refinery is one of the five Company plants which is subject to the continuing USWA dispute. See "- Labor Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters."

          In February 1999 the Company, through a subsidiary, purchased its partner's 45% interest in Kaiser LaRoche Hydrate Partners, a partnership which markets chemical-grade alumina manufactured by the Company's Gramercy facility. These products are sold at a premium price over smelter-grade alumina, and this acquisition will permit the Company to expand its market position in this business in North America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives."

          ITEM 1.   BUSINESS (CONTINUED)

          Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. The Company owns a 65% interest in Alpart, and Hydro Aluminium Jamaica a.s ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.

          In 1999, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the government of Jamaica, reached an agreement to form a joint venture bauxite mining operation to consolidate their bauxite mining operations in Jamaica, with the objective of optimizing mining operating and capital costs. The transaction is subject to various conditions. Subject to satisfaction of those conditions, the joint venture is expected to commence operations during the second half of 1999.

          The Company owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including the Company, purchase bauxite from another QAL stockholder under long-term supply contracts. The Company has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($97.6 million at December 31, 1998) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          The Company sold alumina in 1998 to approximately 20 customers, the largest and top five of which accounted for approximately 19% and 67% of such sales, respectively. All of the Company's third-party sales of bauxite in 1998 were made to one customer, which represents approximately 6% of total bauxite and alumina third party revenues.

          -    Primary Aluminum Business Unit
               ------------------------------

          The following table lists the Company's primary aluminum smelting facilities as of December 31, 1998:

                                                                         Annual Rated           Total            1998
                                                                             Capacity          Annual         Average
                                                              Company   Available to            Rated       Operating
          Location                           Facility       Ownership     the Company        Capacity            Rate
          -----------------            --------------  --------------  --------------  --------------  --------------
          Domestic
               Washington              Mead                      100%         200,000         200,000        103% (1)
               Washington              Tacoma                    100%          73,000          73,000         94%
                                                                       --------------  --------------
                    Subtotal                                                  273,000         273,000
                                                                       --------------  --------------

          International
               Ghana                   Valco                      90%         180,000         200,000         25%
               Wales, United Kingdom   Anglesey                   49%          66,150         135,000        100%
                                                                       --------------  --------------
                    Subtotal                                                  246,150         335,000
                                                                       --------------  --------------

                         Total                                                519,150         608,000
                                                                       ==============  ==============


          ---------------
          (1) In recent years the Mead smelter has consistently operated at an annual rate in excess of its rated capacity of 200,000 tons. As a result of the strike-related partial curtailment of the Mead smelter, the 1998 average operating rate declined from that of a year ago but remained above 100% of rated capacity.

          ITEM 1.   BUSINESS (CONTINUED)

          The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 1998, the Company sold its primary aluminum production not utilized for internal purposes to approximately 42 customers, the largest and top five of which accounted for approximately 30% and 58% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by personnel located in Pleasanton, California; Houston, Texas; and Tacoma and Spokane, Washington.
          A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

          The Company has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems, and furnace technology for baking of anode carbon - has significantly contributed to increased and more efficient production of primary aluminum and enhanced the Company's ability to compete more effectively with the industry's newer smelters. The Company engages in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ the Company's technical and managerial knowledge. See "-Research and Development."

               Domestic Smelters

          The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 64% of Mead's 1998 production was used at the Company's Trentwood, Washington, rolling mill, and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. The Mead and Tacoma, Washington, smelters are two of the five Company plants which are subject to the continuing USWA dispute. See "-Labor Matters."

          The Company has modernized and expanded the carbon baking furnace at its Mead smelter at an estimated cost of approximately $55.3 million. The project has improved the reliability of the carbon baking operations, increased productivity, enhanced safety, and improved the environmental performance of the facility. The first stage of this project, the construction of a new $40.0 million 90,000 ton per year furnace, was completed in 1997. The remaining modernization work was completed in 1998 and early 1999. A portion of this project was financed with the net proceeds (approximately $18.6 million) of 7.6% Solid Waste Disposal Revenue Bonds due 2027 issued in March 1997 by the Industrial Development Corporation of Spokane County, Washington.

               Foreign Smelters

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

          During most of 1998, the Valco smelter operated only one of its five potlines, as compared to 1997, when Valco operated four potlines. Each of Valco's potlines produces approximately 40,000 tons of primary aluminum per year. Valco received compensation (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Based on Valco's proposed 1999 power allocation from the VRA, Valco has announced that it expects to operate three lines during 1999.
          The decision to operate at that level was based on the power allocation that Valco has received from the VRA as well as consideration of market and other factors. Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          ITEM 1.   BUSINESS (CONTINUED)

          The Company owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of Anglesey's output to third parties.

               Electric Power

          Electric power represents an important production cost for the Company at its aluminum smelters. For a discussion of this subject, see "Factors Affecting Future Performance - Electric Power."

          -    Flat-Rolled Products Business Unit
               ----------------------------------

          The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The Trentwood facility accounted for approximately 58% of the Company's 1998 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat treat sheet and plate products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors. The Trentwood facility is one of the five Company plants which is subject to the continuing USWA dispute. See "- Labor Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters."

          The Company continues to enhance the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. In 1998, the Company continued to implement a plan to improve the reliability and to expand the annual production capacity of heat treat flat-rolled products at the Trentwood facility by approximately one-third over 1996 levels. Approximately $8.0 million remains to be spent to implement the plan. Global sales of the Company's heat treat products are made primarily to the aerospace and general engineering markets, and remained strong in the first half of 1998 after record shipments in 1997; demand for such products softened in the second half of 1998. In 1998, the business unit shipped products to approximately 141 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 18% of the business unit's revenue.

          The Company's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides the Company with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which the Company competes. The Company is one of the highest quality producers of aluminum beverage can stock in the world. In 1998, the business unit had approximately 21 domestic and foreign can stock customers, supplying approximately 41 can plants worldwide. The largest and top five of such customers accounted for approximately 12% and 35%, respectively, of the business unit's revenue. See "- Competition." The marketing staff for the business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from a sales office in England, and by independent sales agents in Asia and Latin America.

          The Micromill facility was constructed near Reno, Nevada, in 1996 as a demonstration and production facility. Micromill technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. The Company is continuing its efforts to implement the Micromill technology on a full-scale basis. However, the Micromill technology has not yet been fully implemented or commercialized, and there can be no assurance that it will be successfully implemented and commercialized for use at full-scale facilities. The Company has decided to seek a strategic partner for further development and deployment of the Micromill technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives" and Note 3 of Notes to Consolidated Financial Statements.

          ITEM 1.   BUSINESS (CONTINUED)

          -    Engineered Products Business Unit
               ---------------------------------

          The engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the United States and Canada. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. The business unit supplies forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. The business unit maintains its headquarters and a sales and engineering office in Southfield, Michigan, which works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

          Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Richmond, Virginia, facility was acquired in mid-1997 and increased the Company's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circle size extrusions and to serve the distribution and ground transportation industries. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, and produce screw machine stock, redraw rod, forging stock, and billet. The Newark facility is one of the five Company plants which is subject to the continuing USWA dispute. See "- Labor Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters." A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. The business unit also operates a cathodic protection business located in Tulsa, Oklahoma, that extrudes both aluminum and magnesium. The business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina, and a machine shop at Greenwood, South Carolina. The Company has entered into an agreement to sell its casting operations in Canton, Ohio.

          In 1997 the Company and Accuride Corporation formed AKW L.P. to design, manufacture and sell heavy-duty aluminum truck wheels. In January 1999, the Company signed a letter of intent to sell its 50% interest in AKW to its partner, which would result in the Company recognizing a substantial gain. The Company expects the transaction to close on or about March 31, 1999; however, as the transaction is subject to certain conditions, no assurances can be given that the transaction will be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives" and Note 14 of Notes to Consolidated Financial Statements.

          In 1998, the engineered products business unit had approximately 445 customers, the largest and top five of which accounted for approximately 5% and 18%, respectively, of the business unit's revenue. See "- Competition." Sales are made directly from plants, as well as marketing locations elsewhere in the United States.

          Competition

          The Company competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of the Company's competitors have greater financial resources than the Company. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. The Company competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. The Company manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. The Company concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of the Company's customers, including intermediaries, would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

          ITEM 1.   BUSINESS (CONTINUED)

          See the discussion of competitive conditions, markets, and principal methods of competition in the description of each business unit under the headings "-Alumina Business Unit," "-Primary Aluminum Business Unit," "-Flat-Rolled Products Business Unit," and "-Engineered Products Business Unit."

          Research and Development

          The Company conducts research and development activities principally at two facilities - CFT in Pleasanton, California, and the Northwest Engineering Center adjacent to the Mead smelter in Spokane, Washington. Net expenditures for Company-sponsored research and development activities were $13.7 million in 1998, $19.7 million in 1997, and $20.5 million in 1996. The Company's research staff totaled 52 at December 31, 1998. The Company estimates that research and development net expenditures will be in the range of $10 million to $15 million in 1999.

          CFT performs research and development of aluminum process and product technologies to support the Company's business units and new business opportunities. In 1998 patents were issued to the Company concerning the manufacture of continuous cast can sheet, the brazing of aluminum alloys for heat exchanger applications, improved lead-free aluminum machining alloys, and joining methods for aluminum extrusions used in transportation applications. In 1998 CFT continued to support the development of the Micromill technology deployed at the Micromill facility near Reno, Nevada, for the production of can sheet and other sheet products. The Northwest Engineering Center maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. The Northwest Engineering Center supports the Company's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          The Company licenses its technology and sells technical and managerial assistance to other producers worldwide. The Company's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States and fourteen foreign countries.

          Employees

          During 1998, the Company employed an average of approximately 9,200 persons, compared with an average of approximately 9,600 persons in 1997 and 1996. At December 31, 1998, the Company employed approximately 8,900 persons; this number does not include persons employed temporarily during the USWA labor dispute at the five facilities subject to the labor dispute.

          In 1998, Alpart entered into a new three-year labor agreement with workers at its refinery in Jamaica, and Valco entered into a new three-year labor agreement with workers at its smelter in Ghana. Each agreement includes productivity improvements.

          Environmental Matters

          The Company and Kaiser are subject to a wide variety of international, federal, state and local environmental laws and regulations. For a discussion of this subject, see "Factors Affecting Future Performance - Environmental Contingencies and Asbestos Contingencies."

          Factors Affecting Future Performance

          This section discusses certain factors that could cause actual results to vary, perhaps materially, from the results described in forward-looking statements made in this Report. Forward-looking statements in this Report are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in such forward-looking statements as a result of factors including the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. No assurance can be given that these factors and the specific factors discussed below are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          ITEM 1.   BUSINESS (CONTINUED)

          -    Sensitivity to Prices and Hedging Programs
               ------------------------------------------

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices. Since 1993, the Average Midwest United States transaction price (the "AMT Price") for primary aluminum has ranged from approximately $.50 to $1.00 per pound. During 1998, the AMT Price per pound of primary aluminum declined during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. Subsequent to 1998, the AMT Price continued to decline, and at February 26, 1999, the AMT Price was approximately $.58 per pound.

          From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. No assurance can be given that the Company's hedging program will adequately reduce its exposure to the risk of fluctuating primary aluminum prices.

          The Company is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. From time to time in the ordinary course of business, the Company enters into hedging transactions with major suppliers of energy and energy related financial instruments. The Company also enters into foreign exchange contracts to hedge material cash commitments to foreign subsidiaries and affiliates. No assurance can be given that the Company's hedging program will adequately reduce the Company's exposure to the risk from fluctuating prices for fuel oil, natural gas, and foreign currencies.

          Note 11 of Notes to Consolidated Financial Statements is incorporated herein by reference. See also "Quantitative and Qualitative Disclosures about Market Risk," and Note 1 "- Derivative Financial Instruments" of Notes to Consolidated Financial Statements.

          -    Leverage
               --------

          The Company's ratio of consolidated indebtedness to consolidated net worth is greater than the comparable ratio of most of its North American competitors, who generally have greater financial resources than the Company. Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to certain factors affecting its operations, including changes in the prices for its products, changes in interest rates, and general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity."

          -    Electric Power
               --------------

          The process of converting alumina into aluminum requires significant amounts of electric power, and the cost of electric power is an important production cost for the Company at its aluminum smelters. A portion of the electric power used at the Mead and Tacoma, Washington, smelters, as well as the rolling mill at Trentwood, Washington, is purchased from the Bonneville Power Administration (the "BPA") under contracts which expire in September 2001, and a portion of such electric power is purchased from other suppliers. The Company has long-term arrangements, expiring in 2015, with the BPA for the transmission of electric power by the BPA to those facilities. The amount of electric power which may be provided by the BPA to the Company after the expiration of the contracts in 2001 is not yet determined; however, the Company believes that adequate electric power will be available at that time, from the BPA and other suppliers, for the operation of its facilities in Washington. The electric power supplied to the Valco smelter in Ghana is produced by hydroelectric generators, and the delivery of electric power to the smelter is subject to interruption from time to time because of drought and other factors beyond the control of Valco. Such power is supplied under an agreement with the VRA which expires in 2017. The agreement indexes a portion of the price of power to the market price of primary aluminum and provides for a review and adjustment of the base power rate and the price index every five years. Such a review is now underway together with discussions concerning the reliability of the long-term supply of power. Electric power for the Anglesey smelter in Wales is supplied under an agreement which expires in 2001. The Company is working to address these power supply and power price issues; however, there can be no assurance that electric power at affordable prices will be available in the future for these smelters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Valco Operating Level."

          -    Labor Matters
               -------------

          The material under the heading "Labor Matters" at page 2 of this Report is incorporated herein by reference.

          In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA and its members. The Company has responded to all such allegations and believes that they are without merit. If the allegations were sustained, the Company could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on the Company's consolidated financial position, results of operations, or liquidity.

          -    Environmental Contingencies and Asbestos Contingencies
               ------------------------------------------------------

          The Company and Kaiser are subject to a wide variety of international, federal, state and local environmental laws and regulations (the "Environmental Laws"). The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, the Company and Kaiser are subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

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

          Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1998, the balance of such accruals, which are primarily included in Long-term liabilities, was $50.7 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation to be performed. The Company expects remediation to occur over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million per year for the years 1999 through 2003 and an aggregate of approximately $29.0 million thereafter. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Cash expenditures of $3.5 million in 1998, $5.6 million in 1997, and $8.8 million in 1996 were charged to previously established accruals relating to environmental costs. Approximately $4.5 million is expected to be charged to such accruals in 1999. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $5.7 million in 1998, $6.8 million in 1997, and $18.4 million in 1996. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $34.3 million in 1998, $27.5 million in 1997, and $30.1 million in 1996. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1999-2000 period, environmental capital spending will be approximately $11.0 million per year, and operating costs for pollution control will be approximately $38.0 million per year.

          While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

          The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company.
          The lawsuits generally relate to products the Company has not manufactured for at least 20 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies."

          The portion of Note 10 of Notes to Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies" is incorporated herein by reference.

          -    Year 2000 Disclosure Statement
               ------------------------------

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

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurances that the program, or underlying steps implemented, will be successful in resolving all such issues by the Company's mid-1999 goal. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remediating all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and the Company's expectations of its ability to remediate problems encountered, the Company currently believes that no significant business interruptions that would have a material impact on the Company's results or financial condition will be encountered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

          -    Foreign Activities
               ------------------

          The Company's operations are located in several foreign countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations, in general, may be more vulnerable than domestic operations because of a variety of political or governmental actions and other factors which may, for example, disrupt or restrict operations and markets, impose taxes and levies, impose import or export restrictions, restrict the movement of funds, or impose limitations on foreign exchange transactions. While the Company believes that its relationships with the governments of the countries in which it conducts operations directly or through joint ventures continue to be satisfactory, there can be no assurance as to the future influence of the foregoing factors.

          ITEM 2.   PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in Item 1 "- Business Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the Company's domestic aluminum smelters and alumina facility were initially designed early in the Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its plants are cost competitive on an international basis.

          The Company's obligations under the Credit Agreement entered into on February 15, 1994, as amended (the "Credit Agreement"), are secured by, among other things, mortgages on the Company's major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill). See Note 5 of Notes to Consolidated Financial Statements.

          ITEM 3.   LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1, above, for cautionary information with respect to such forward-looking statements.

          Hammons v. Alcan Aluminum Corp. et al

          On March 5, 1996, a class action complaint was filed against Kaiser, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, alleging that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code Section16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States, to restrict the production of primary aluminum resulting in rises in prices for primary aluminum and aluminum products. The complaint sought certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimated damages sustained by the class to be $4.4 billion during the year 1994, before trebling. On July 11, 1996, the United States District Court granted summary judgment in favor of Kaiser and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On December 11, 1997, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the District Court. On December 23, 1997, the plaintiff filed a petition for rehearing en banc, which was denied May 4, 1998. On August 12, 1998, the plaintiff filed a petition with the Supreme Court of the United States for a writ of certiorari, which petition was denied on October 19, 1998. The plaintiff subsequently requested reconsideration of its petition which was also denied.

          Asbestos-related Litigation

          The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company.
          The lawsuits generally relate to products the Company has not manufactured for at least 20 years. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies." The portion of Note 10 of Notes to Consolidated Financial Statements under the heading "Asbestos Contingencies" is incorporated herein by reference.

          ITEM 3.   LEGAL PROCEEDINGS (CONTINUED)

          Labor Matters

          In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA and its members. The Company has responded to all such allegations and believes that they are without merit. If the allegations were sustained, the Company could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on the Company's consolidated financial position, results of operations, or liquidity.

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1998.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Company's common stock, which is held solely by Kaiser. The information in
          Note 5 of Notes to Consolidated Financial Statements under the heading "Loan Covenants and Restrictions" at page 34 of this Report is incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

          The Indentures and the Credit Agreement (Exhibits 4.1 through
          4.28 to this Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through
          4.28 to this Report, Note 5 of Notes to Consolidated Financial Statements in this Report, and the information under the heading "Financing Activities and Liquidity" at page 21 of this Report, are incorporated herein by reference.

          ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at pages 15 - 16 of this Report, to the discussion under the heading "Results of Operations" at pages 18 - 20 of this Report, to Note 1 of Notes to Consolidated Financial Statements in this Report, and to pages 53 - 54 of this Report.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company operates in all principal aspects of the aluminum industry through the following business segments: Bauxite and alumina, Primary aluminum, Flat-rolled products and Engineered products. The Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1998, 1997, and 1996. This information is presented in a different format from that used in prior years as a result of the Company's adoption of Statement of Financial Accounting Standards No.131 as of December 31, 1998. Prior year information has been restated to conform to the Company's new presentation format. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 12 of Notes to Consolidated Financial Statements for further information regarding segments. (All references to tons refer to metric tons of 2,204.6 pounds.)

                                                                                  Year Ended December 31,
                                                                      ----------------------------------------------
          (In millions of dollars, except shipments and prices)                 1998            1997            1996
          ----------------------------------------------------------------------------------------------------------
          Shipments: (000 tons)
               Alumina
                    Third Party                                             2,250.0         1,929.8         2,073.7
                    Intersegment                                              750.7           968.0           912.4
                                                                      --------------  --------------  --------------
                         Total Alumina                                      3,000.7         2,897.8         2,986.1
                                                                      --------------  --------------  --------------
               Primary Aluminum
                    Third Party                                               263.2           327.9           355.6
                    Intersegment                                              162.8           164.2           128.3
                                                                      --------------  --------------  --------------
                         Total Primary Aluminum                               426.0           492.1           483.9
                                                                      --------------  --------------  --------------
               Flat-Rolled Products                                           235.6           247.9           204.8
                                                                      --------------  --------------  --------------
               Engineered Products                                            169.4           152.1           122.3
                                                                      --------------  --------------  --------------
          Average Realized Third Party Sales Price: (1)
               Alumina (per ton)                                      $         197   $         198   $         195
               Primary Aluminum (per pound)                           $        0.71   $        0.75   $        0.69
          Net Sales:
               Bauxite and Alumina
                    Third Party (includes net sales of bauxite)       $       472.7   $       411.7   $       431.0
                    Intersegment                                              135.8           201.7           194.1
                                                                      --------------  --------------  --------------
                         Total Bauxite & Alumina                              608.5           613.4           625.1
                                                                      --------------  --------------  --------------
               Primary Aluminum
                    Third Party                                               409.8           543.4           538.3
                    Intersegment                                              233.5           273.8           217.4
                                                                      --------------  --------------  --------------
                         Total Primary Aluminum                               643.3           817.2           755.7
                                                                      --------------  --------------  --------------
               Flat-Rolled Products                                           714.6           743.3           626.0
               Engineered Products                                            581.3           581.0           504.4
               Minority Interests                                              78.0            93.8            90.8
               Eliminations                                                  (369.3)         (475.5)         (411.5)
                                                                      --------------  --------------  --------------
                         Total Net Sales                              $     2,256.4   $     2,373.2   $     2,190.5
                                                                      ==============  ==============  ==============
          Operating Income (Loss):
               Bauxite & Alumina (2)                                  $        42.0   $        54.2   $        27.7
               Primary Aluminum (2)                                            49.9           148.3            79.1
               Flat-Rolled Products (2) (3)                                    70.8            28.2            35.3
               Engineered Products (2) (3)                                     47.5            42.3            21.7
               Micromill(TM) (4)                                              (63.4)          (24.5)          (14.5)
               Eliminations                                                     8.9            (5.9)            8.3
               Corporate (3)                                                  (64.7)          (72.7)          (57.5)
                                                                      --------------  --------------  --------------
                         Total Operating Income                       $        91.0   $       169.9   $       100.1
                                                                      ==============  ==============  ==============
          Net Income                                                  $         2.7   $        52.1   $        13.2
                                                                      ==============  ==============  ==============
          Capital Expenditures                                        $        77.6   $       128.5   $       161.5
                                                                      ==============  ==============  ==============


          (1) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
          (2) Fourth quarter 1998 results for the Bauxite and alumina, Primary aluminum, Flat-rolled products and Engineered products segments included unfavorable strike-related impacts of approximately $10.0, $24.0, $13.0, and $3.0, respectively.
          (3) Second quarter 1997 results included pre-tax charges of $2.6, $12.5 and $4.6 related to restructuring of operations for the Flat-rolled products, Engineered products and Corporate segments, respectively.
          (4) Fourth quarter 1998 results included a non-cash charge of $45.0 related to impairment of the Company's Micromill assets.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see "Overview," "Results of Operations," "Liquidity and Capital Resources" and "Other Matters"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, year 2000 technology issues, new or modified statutory or regulatory requirements and changing prices and market conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          OVERVIEW

          Market-related Factors
          The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 11 of Notes to Consolidated Financial Statements for a discussion of the Company's hedging activities.

          During 1998, the Average Midwest United States transaction price ("AMT Price") per pound of primary aluminum experienced a steady decline during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. During 1997, the AMT Price remained in the $.75 to $.80 price range for the first eleven months before declining to the low $.70 range in December. The AMT Price for 1996 remained fairly stable, generally in the $.70 to $.75 range, through June and then declined during the second half of the year, reaching a low of approximately $.65 per pound for October 1996, before recovering late in the year.

          Subsequent to December 31, 1998, the AMT Price has continued to decline. At February 26, 1999, the AMT Price was approximately $.58.

          Labor Matters
          Substantially all of the Company's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. As previously announced, in January 1999 the Company declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. The Company imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, the Company believes that a significant business interruption will not occur.

          The Company and the USWA continue to communicate; however, no formal schedule for bargaining sessions has been developed at this time. The objective of the Company has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

          As a result of the USWA strike, the Company temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998. The curtailed potlines represent approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities. As previously announced, in February 1999, the Company began restarting the two curtailed potlines at its Mead smelter representing approximately 50,000 tons of the previously idle capacity. The Company has also announced that it has completed preparations to restart 20,000 tons of idle capacity at its Tacoma smelter. However, the timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors. Costs associated with the preparation and restart of the potlines at the Mead and Tacoma facilities are expected to adversely affect the Company's first quarter results.

          While the Company initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, the Company currently believes that its operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that the Company's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on the Company's operating results, will be successful.

          Strategic Initiatives
          The Company has previously disclosed that it set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The Company believes that its operations had achieved the run rate necessary to meet this objective prior to the end of the third quarter of 1998, when the impact of such items as smelter operating levels, the USWA strike and foreign currency changes are excluded from the analysis. Further, the Company believes that it has implemented the steps that will allow it to sustain the stated goal over the long term. The Company remains committed to sustaining the full $120.0 million improvement and to generating additional profit improvements in future years; however, no assurances can be given that the Company will be successful in this regard.

          In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), a joint venture that designs, manufactures and sells heavy duty aluminum wheels, the rationalization of certain of the Company's engineered products operations and the Company's investment to expand its capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill. The restructuring activities resulted in the Company recording a net pre-tax charge of $19.7 million in June 1997. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

          The portfolio analysis process also resulted in the Company's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of the Company's Micromill technology. While technological progress has been good, management concluded that additional time and investment would be required for success. Given the Company's other strategic priorities, the Company believes that introducing added commercial and financial resources is the appropriate course of action for capturing the maximum long term value. This change in strategic course required a different accounting treatment, and the Company correspondingly recorded a $45.0 million impairment charge to reduce the carrying value of the Micromill assets to approximately $25.0 million.

          Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. One element of this process has been actively pursuing claims in respect of insurance coverage for certain incurred and future environmental costs. During the fourth quarter of 1998, the Company received recoveries totalling approximately $35.0 million related to current and future claims against certain of its insurers. Recoveries of $12.0 million were deemed to be allocable to previously accrued (expensed) items and were reflected in earnings during the fourth quarter of 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred. See Note 10 of Notes to Consolidated Financial Statements.

          Additional portfolio analysis and initiatives are continuing.

          In early 1999, the Company's program to focus its efforts and capital in sectors of the industry which it considers to be the most attractive, and in which the Company believes it is well positioned to capture value, has resulted in an agreement to sell one joint venture interest and a separate agreement to purchase another. As previously announced, in January 1999, the Company signed a letter of intent to sell its 50% interest in AKW to its joint venture partner. The transaction, which would result in the Company recognizing a substantial gain, is currently expected to close on or about March 31, 1999. However, as the transaction is subject to negotiation of a definitive purchase agreement, no assurances can be given that this transaction will be consummated. Also, in February 1999, as previously announced, the Company completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. See Note 14 of Notes to Consolidated Financial Statements.

          Valco Operating Level
          During most of 1998, the Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana operated only one of its five potlines, as compared to 1997, when Valco operated four potlines. Each of Valco's potlines produces approximately 40,000 tons of primary aluminum per year. Valco received compensation (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Based on Valco's proposed 1999 power allocation from the VRA, Valco has announced that it expects to operate three lines during 1999.
          The decision to operate at that level was based on the power allocation that Valco has received from the VRA as well as consideration of market and other factors. As previously announced, Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          RESULTS OF OPERATIONS

          1998 AS COMPARED TO 1997
          Summary - The Company reported net income of $2.7 million for 1998 compared to net income of $52.1 million for 1997. Net sales in 1998 totaled $2,256.4 million compared to $2,373.2 million in 1997.

          Net income for 1998 included the effect of certain non-recurring items, including approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with a strike by members of the USWA (more fully discussed above), a $45.0 million pre-tax non-cash charge to reduce the carrying value of the Company's Micromill assets and an $8.3 million non-cash tax benefit resulting from the resolution of certain tax matters. Net income for 1997 included the effect of two essentially offsetting non-recurring items: a $19.7 million pre-tax restructuring charge and an approximate $12.5 million non-cash tax benefit related to settlement of certain tax matters.

          Bauxite and Alumina - Third party net sales of alumina were up 16% in 1998 as compared to 1997 primarily due to a 17% increase in third party shipments. The increase in 1998 third party shipments (and offsetting decrease in 1998 intersegment shipments) resulted from reduced shipments to Valco, due to the production curtailment more fully discussed above and to a lesser extent, the fourth quarter strike-related curtailment of three potlines at the Company's Washington smelters. The average realized price for third party alumina sales was down only slightly as the allocated net gains from the Company's hedging activities substantially offset the decline in market prices related to the Company's primary aluminum-linked customer sales contracts. In addition to being impacted by the reduced shipments to Valco and the Washington smelters as discussed above, intersegment sales were adversely affected by a substantial market-related decline in intersegment average sales prices.

          Segment operating income was essentially unchanged, excluding the impact of the approximate $11.0 million of incremental strike-related costs. The adverse impact of reduced intersegment realized prices was essentially offset by improved operating performance resulting from higher production as well as lower energy costs.

          Primary Aluminum - 1998 third party net sales of primary aluminum were down 25% as compared to 1997 primarily as a result of a 20% reduction in shipments, caused by the 1998 potline curtailments at Valco and the Washington smelters. A 5% reduction in average realized third party sales prices between 1998 and 1997 (reflecting lower market prices offset, in part, by allocated net gains from the Company's hedging activities), also adversely impacted third party net sales. Intersegment net sales were down approximately 15% between 1998 and 1997. While intersegment shipments were essentially unchanged from the prior year, average realized prices dropped by 14% reflecting lower market prices for primary aluminum.

          Segment operating income in 1998 was down significantly from 1997. The operating income impact of the Valco potline curtailments was partially mitigated by the compensation from the VRA for two of the three curtailed potlines. In addition to the impact of the one uncompensated potline curtailment at Valco, 1998 results were also negatively affected by the impact of the potline curtailments at the Company's Washington smelters, reduced average realized prices (primarily on intersegment sales), and an adverse strike-related impact of approximately $29.0 million.

          Flat-Rolled Products - Net sales of flat-rolled products decreased by 4% during 1998 as compared to 1997 as a 5% reduction in product shipments was modestly offset by the price impact of changes in product mix. The mix of product shipments in 1998 reflects a higher demand for heat treat products, primarily in the first half of the year, offset by reduced can sheet shipments and an increased level of tolling, all as compared to 1997.

          Segment operating income increased significantly in 1998 primarily as a result of the increased demand for heat treat products in the first half of 1998 and improved operating efficiencies. Segment results for 1998 were particularly strong in light of the unfavorable strike-related impact of approximately $16.0 million. Segment results for 1997 included a non-cash charge recorded in the second quarter of 1997 in connection with restructuring activities.

          Engineered Products - Net sales of engineered products were relatively flat year to year. An 11% increase in product shipments was effectively offset by market-related reductions in product prices as well as by the price impact of changes in product mix. The increase in year-over-year shipments is in part due to the impact of the Company's ownership of the Bellwood extrusion facility in Richmond, Virginia, for all of 1998 versus only half of 1997. This was, in part, offset by a decline in year-over-year sales, attributable to the AKW wheels joint venture formation in May 1997 and reduced shipments caused by labor difficulties at two major customers.

          Segment operating income declined by approximately 6% in 1998 as compared to 1997, excluding the 1997 pre-tax net charge related to restructuring of operations and approximately $4.0 million of adverse incremental strike-related impact in 1998, as a result of the market impact of the previously mentioned labor difficulties at two major customers and due to an overall softening in demand, particularly in the second half of the year.

          Eliminations - Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

          Corporate and Other - Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Excluding the 1997 pre-tax charge associated with the Company's restructuring of operations, corporate expenses were lower in 1998 than in 1997 primarily as a result of lower consulting and other costs associated with the Company's ongoing profit improvement program and portfolio review initiatives.

          1997 AS COMPARED TO 1996
          Summary - The Company reported net income of $52.1 million for 1997 compared to net income of $13.2 million for 1996. Net income for 1997 included the effect of two essentially offsetting non-recurring items: a $19.7 million pre-tax restructuring and an approximate $12.5 million non-cash tax benefit related to settlement of certain tax matters. Net sales in 1997 totaled $2,373.2 million compared to $2,190.5 million in 1996.

          Bauxite and Alumina - Third party net sales of alumina in 1997 decreased by 4% as compared to 1996 as a 7% decline in third party shipments more than offset a 2% increase in average realized prices. Third party shipment volumes were down as compared to 1996 as a result of the timing of shipments and a 6% increase in intersegment transfers, primarily due to the operation in 1997 of an additional one-half of a potline at Valco over the 1996 operating level. Intersegment net sales increased by approximately 4% between 1996 and 1997 as a result of the previously mentioned increase in intersegment shipments offset by a 2% decline in intersegment prices.

          Segment operating income improved substantially in 1997 from 1996, despite the reduced level of shipments and certain increased costs in part resulting from a slowdown at the Company's 49%-owned Kaiser Jamaica Bauxite Company, prior to the signing of a new labor contract in December 1997, primarily due to lower overall operating costs.

          Primary Aluminum - Third party net sales of primary aluminum were up only slightly in 1997 as compared to 1996 as a 9% increase in average realized prices was substantially offset by an 8% decline in third party shipments. Intersegment net sales were up 26% year-over-year as a result of a 28% increase in intersegment shipments offset, in part by a 2% decline in intersegment prices. The change in intersegment shipments of primary aluminum between 1996 and 1997 was attributable to increased requirements of the flat-rolled and engineered products segments.

          Segment operating income improved significantly in 1997 from 1996 as a result of the aforementioned volume and price effects as well as reduced power, raw material and supply costs and improved operating efficiencies. Segment operating income for 1997 also included $10.3 million related to the settlement of certain energy service contract issues.

          Flat-Rolled Products - Net sales of flat-rolled products in 1997 increased by 19% over 1996 levels as a 21% increase in product shipments was only slightly offset by the pricing impact of changes in product mix. The increase in 1997 product shipments over 1996 was primarily the result of the increased international shipments of can sheet and increased shipments of heat treat products reflecting in part, increased aerospace demand.

          Segment operating income in 1997 declined as a result of a second quarter pre-tax charge related to restructuring of operations together with reduced profitability of international can sheet sales.

          Engineered Products - Net sales of engineered products increased 15% year-to-year as a 24% increase in product shipments was partially offset by the price impact of changes in product mix. The increase in 1997 shipments over 1996 levels was primarily the result of the Company's June 1997 acquisition of the Bellwood extrusion facility in Richmond, Virginia, offset, in part, by the formation of AKW in May 1997.

          Segment operating income improved substantially over 1996, despite a second quarter 1997 pre-tax net charge related to restructuring of operations, as a result of the aforementioned volume and product mix effects along with improved operating efficiencies.

          Eliminations - Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

          Corporate and Other - Corporate operating results for 1997 included a second quarter pre-tax charge associated with the Company's restructuring of operations. Corporate operating expenses for the year ended December 31, 1997, also include consulting and other costs associated with the Company's ongoing profit improvement program and portfolio review initiatives.

          LIQUIDITY AND CAPITAL RESOURCES

          See Note 5 of Notes to Consolidated Financial Statements for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

          Operating Activities
          Cash provided by operating activities was $171.2, $45.6 and $22.9 million in 1998, 1997 and 1996, respectively. The improvement in cash flows from operating activities between 1998 and 1997 was due primarily to a reduced investment in working capital (excluding cash), the receipt of $35.0 million of environmental insurance recoveries and the impact of current year results (excluding non-cash charges). The improvement in cash flows from operating activities between 1996 and 1997 was primarily due to higher earnings resulting from increased product prices and increased sales of fabricated products partially offset by increased investment in working capital.

          Investing Activities
          Total consolidated capital expenditures were $77.6, $128.5 and $161.5 million in 1998, 1997 and 1996, respectively (of which $7.2, $6.6 and $7.4 million were funded by the minority partners in certain foreign joint ventures), and were made primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities and construct or acquire new facilities. Total consolidated capital expenditures are currently expected to be between $70 and $90 million per annum in each of 1999 through 2001 (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures). Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

          A substantial portion of the increase in capital expenditures in 1996 was attributable to the development and construction of the Company's proprietary Micromill technology for the production of can sheet and other sheet products from molten metal. During 1998, the Micromill facility, near Reno, Nevada, commenced product shipments to customers, but the amount of such shipments was nominal. As previously announced, in order to attempt to capture the maximum long-term value and given other strategic priorities, the Company has decided to seek a strategic partner for the further development and deployment of the Micromill technology. As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, this change in strategic course required a different accounting treatment, and accordingly, the Company recorded a $45.0 million non-cash charge to reduce the carrying value of the Micromill assets. There can be no assurances regarding whether the future development or deployment of the Micromill technology will be successful.

          Financing Activities and Liquidity
          The Company has a credit agreement (as amended, the "Credit Agreement") under which it is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable and eligible inventory. The Credit Agreement, which matures in August 2001, is guaranteed by Kaiser and by certain of the Company's significant subsidiaries. The Credit Agreement requires the Company to comply with certain financial covenants, places significant restrictions on the Company and Kaiser, and is secured by a substantial majority of the Company's and Kaiser's assets. The Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock. The Company's public indebtedness also includes various restrictions on the Company and its subsidiaries and repurchase obligations upon a Change of Control.

          As of December 31, 1998, the Company's total consolidated indebtedness was $963.0 million. No amounts were outstanding under the revolving credit facility of the Credit Agreement. The Company had $274.1 million of unused availability remaining under the Credit Agreement at February 28, 1999, after allowances of $50.9 million for outstanding letters of credit.

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

          Commitments and Contingencies
          The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of lawsuits and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA. Based on the Company's current evaluation of these and other environmental matters, the Company has established environmental accruals of $50.7 million at December 31, 1998.

          The Company is also a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not sold for at least 20 years. Based on past experience and reasonably anticipated future activity, the Company has established a $186.2 million accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $152.5 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 1998. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise.

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

          In connection with the USWA strike and subsequent "lock-out" by the Company, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA and its members. The Company has responded to all such allegations and believes that they are without merit. If the allegations were sustained, the Company could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on the Company's financial position, results of operations, or liquidity.

          See Note 10 of Notes to Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting management's beliefs. See also "Overview."

          OTHER MATTERS

          Year 2000 Readiness Disclosure
          The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. The Company has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent the Company's systems and assets from being able to meet the Company's business needs and objectives. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function.

          Each of the Company's business units has developed, or is completing, year 2000 plans specifically tailored to their individual situations. A wide range of solutions is being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Total spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. Approximately half of the year 2000 expenditures are expected to be made during 1999. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product. The Company has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. The Company plans to commit the necessary resources to meet this deadline.

          In addition to addressing the Company's internal systems, the company-wide program involves identification of key suppliers, customers, and other third-party relationships that could be impacted by year 2000 issues. A general survey has been conducted of the Company's supplier and customer base. Direct contact has been made, or is in progress, with parties which are deemed to be particularly critical including financial institutions, power suppliers, and customers, with which the Company has a material relationship.

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

          Recent Accounting Pronouncements
          The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities).

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

          Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS No. 133. As discussed more fully in Notes 1 and 11 of Notes to Consolidated Financial Statements, the intent of the Company's hedging program is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period end in advance of reflecting the physical transaction to which the hedge relates. Pursuant to SFAS No. 130, the Company will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in fair value of financial instruments will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transaction occurs.

          The combined effect of SFAS No's. 130 and 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant.

          Income Tax Matters
          The Company's net deferred income tax assets as of December 31, 1998, were $376.5 million, net of valuation allowances of $107.7 million. The Company believes a long-term view of profitability is appropriate and has concluded that these net deferred income tax assets will more likely than not be realized. See Note 6 of Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK

          This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.

          As discussed more fully in Notes 1 and 11 of Notes to Consolidated Financial Statements, the Company utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate the Company's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to the Company's hedging positions with respect to commodity and foreign exchange contracts described more fully in Note 11 of Notes to Consolidated Financial Statements. The impact of market changes on energy derivative activities is generally not significant.

          Alumina and Primary Aluminum

          Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price risks. The Company's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variation in production and shipment levels, and timing issues related to price changes the Company estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $15 million.

          Based on the December 31, 1998 London Metal Exchange cash price for primary aluminum of approximately 56 cents per pound, the Company estimates that it would realize approximately $100 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during 1999 and 2000. The Company also estimates that a hypothetical 10 cent decrease from the above stated year-end 1998 price level would result in additional net aggregate pre-tax benefits of approximately $150 million being realized during 1999 and 2000 related to the Company's hedging positions and fixed price customer contracts. Both amounts are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, the Company estimates that a hypothetical 10 cent increase from the above stated year-end 1998 price would result in a net aggregate reduction to pre-tax earnings of approximately $20 million being realized during 1999 and 2000 related to the Company's hedging positions and fixed price customer contracts. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, any increase or decrease in earnings attributable to the Company's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

          The foregoing estimated earnings impact on 2000 excludes the possible effect on pre-tax income of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company as of January 1, 2000. The foregoing estimate of a hypothetical 10 cent-per-pound increase in primary aluminum prices on the Company's hedging positions and fixed price customer contracts excludes the cash impact of possible margin deposit requirements. The Company estimates that its cash exposure related to margin deposit requirements on such positions, if such a hypothetical price increase were to occur, would not have a material adverse impact on the Company's current liquidity or financial position.

          Foreign Currency

          The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with its 28.3%-owned affiliate, Queensland Alumina Limited. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1-2 million (decrease) increase in the Company's annual pre-tax earnings.

          At December 31, 1998, the Company held derivative foreign currency contracts hedging approximately 75% and 50% of its A$ currency commitments for 1999 and 2000, respectively. The Company estimates that a hypothetical 10% reduction in the A$ exchange rate would result in the Company recognizing a net aggregate pre-tax cost of approximately $10-15 million during 1999 and 2000 related to the Company's foreign currency hedging positions. This cost is versus what the Company's results would have been without the Company's derivative foreign currency contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, any increase or decrease in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                      Page
                                                                      ----

          Report of Independent Public Accountants................... 25

          Consolidated Balance Sheets................................ 26

          Statements of Consolidated Income (Loss)................... 27

          Statements of Consolidated Cash Flows...................... 28

          Notes to Consolidated Financial Statements................. 29

          Quarterly Financial Data (Unaudited)....................... 52

          Five-Year Financial Data................................... 53

          Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.