Form 10-Q
period 1999-06-30
KAISER ALUMINUM & CHEMICAL CORP
filed 1999-08-13
CIK 54291

-----------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

               At August 6, 1999, the registrant had 46,171,365 shares of Common Stock outstanding.





          -----------------------------------------------------------------



           KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                            PART I - FINANCIAL INFORMATION


          ITEM 1.  FINANCIAL STATEMENTS
                   --------------------

                             CONSOLIDATED BALANCE SHEETS
                               (In millions of dollars)

                                                                            June 30,    December 31,

                                                                                1999            1998
                                                                      ------------------------------
                                     ASSETS                             (Unaudited)
          Current assets:
               Cash and cash equivalents                              $        26.2   $        98.3
               Receivables                                                    277.5           288.2
               Inventories                                                    524.7           543.5
               Prepaid expenses and other current assets                      132.1           104.9
                                                                      ------------------------------
                    Total current assets                                      960.5         1,034.9

          Investments in and advances to unconsolidated affiliates            101.2           128.3
          Property, plant, and equipment - net                              1,088.0         1,108.7
          Deferred income taxes                                               404.9           376.9
          Other assets                                                        495.7           346.0
                                                                      ------------------------------

                    Total                                             $     3,050.3   $     2,994.8
                                                                      ==============================

                       LIABILITIES & STOCKHOLDERS' EQUITY
          Current liabilities:
               Accounts payable                                       $       148.1   $       173.3
               Accrued interest                                                37.3            37.3
               Accrued salaries, wages, and related expenses                   62.4            73.8
               Accrued postretirement medical benefit obligation -
                    current portion                                            48.2            48.2
               Other accrued liabilities                                      168.5           150.2
               Payable to affiliates                                           78.5            75.3
               Long-term debt - current portion                                  .4              .4
                                                                      ------------------------------
                    Total current liabilities                                 543.4           558.5

          Long-term liabilities                                               670.2           533.0
          Accrued postretirement medical benefit obligation                   687.5           694.3
          Long-term debt                                                      962.3           962.6
          Minority interests                                                   95.6           101.9
          Redeemable preference stock                                          19.2            20.1
          Commitments and contingencies
          Stockholders' equity:
               Preferred stock                                                  1.5             1.5
               Common stock                                                    15.4            15.4
               Additional capital                                           2,113.0         2,052.8
               Accumulated deficit                                           (204.9)         (151.2)
               Less: Note receivable from parent                           (1,852.9)       (1,794.1)
                                                                      ------------------------------
                    Total stockholders' equity                                 72.1           124.4
                                                                      ------------------------------

                         Total                                        $     3,050.3   $     2,994.8
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



           KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                     (Unaudited)
                               (In millions of dollars)


                                                                    Quarter Ended                 Six Months Ended
                                                                       June 30,                       June 30,
                                                            -----------------------------  -----------------------------
                                                                      1999           1998            1999           1998
                                                            -----------------------------  -----------------------------
          Net sales                                         $       525.0  $       614.8   $     1,004.4  $     1,211.8
                                                            -----------------------------  -----------------------------

          Costs and expenses:
               Cost of products sold                                473.9          503.5           933.8        1,000.6
               Depreciation and amortization                         24.1           24.9            48.5           50.3
               Selling, administrative, research and
                    development, and general                         26.2           31.0            54.2           60.5
                                                            -----------------------------  -----------------------------
                         Total costs and expenses                   524.2          559.4         1,036.5        1,111.4
                                                            -----------------------------  -----------------------------

          Operating income (loss)                                      .8           55.4           (32.1)         100.4

          Other income (expense):
               Interest expense                                     (27.4)         (26.9)          (55.1)         (54.9)
               Other - net                                            1.3           (2.4)            2.6           (1.8)
                                                            -----------------------------  -----------------------------

          Income (loss) before income taxes and minority
               interests                                            (25.3)          26.1           (84.6)          43.7

          Benefit (provision) for income taxes                        8.6           (9.0)           28.8          (15.2)

          Minority interests                                          1.4             .3             2.8            1.3
                                                            -----------------------------  -----------------------------

          Net income (loss)                                 $       (15.3) $        17.4   $       (53.0) $        29.8
                                                            =============================  =============================





               The accompanying notes to interim consolidated financial statements are an integral part of these statements.



           KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     (Unaudited)
                               (In millions of dollars)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                                1999            1998
                                                                      ------------------------------
          Cash flows from operating activities:
               Net income (loss)                                      $       (53.0)  $        29.8
               Adjustments to reconcile net income (loss) to net cash
                    (used) provided by operating activities:
                    Depreciation and amortization (including deferred
                         financing costs of $2.1 and $2.0)                     50.6            52.3
                    Gain on sale of interest in AKW joint venture             (50.5)          -
                    Equity in (income) loss of unconsolidated
                         affiliates, net of distributions                      (4.2)            1.5
                    Minority interests                                         (2.8)           (1.3)
                    Decrease in receivables                                    10.8            45.2
                    Decrease in inventories                                    18.8            61.5
                    (Increase) decrease in prepaid expenses and other
                         current assets                                       (37.4)           11.0
                    Decrease in accounts payable and accrued interest         (25.2)          (19.7)
                    Increase (decrease) in payable to affiliates and
                         other accrued liabilities                              4.3           (31.4)
                    (Decrease) increase in accrued and deferred
                         income taxes                                         (36.5)            5.3
                    Increase (decrease) in net long-term assets and
                         liabilities                                           11.1            (9.8)
                    Other                                                       1.5             7.7
                                                                      ------------------------------

                          Net cash (used) provided by operating
                              activities                                     (112.5)          152.1
                                                                      ------------------------------

          Cash flows from investing activities:
               Proceeds from sale of interest in AKW joint venture             70.4           -
               Capital expenditures                                           (30.3)          (36.7)
               Other                                                             .3            (3.1)
                                                                      ------------------------------
                         Net cash provided (used) by investing
                              activities                                       40.4           (39.8)
                                                                      ------------------------------
          Cash flows from financing activities:
               Borrowings under revolving credit facility, net                 -               -
               Repayments of long-term debt                                     (.4)           (7.0)
               Capital stock issued                                             1.3            -
               Decrease in restricted cash, net                                  .8             1.2
               Dividends paid                                                   (.3)            (.4)
               Redemption of minority interests' preference stock              (1.4)           (8.5)
                                                                      ------------------------------
                         Net cash used by financing activities                 -              (14.7)
                                                                      ------------------------------

          Net (decrease) increase in cash and cash equivalents
               during the period                                              (72.1)           97.6
          Cash and cash equivalents at beginning of period                     98.3            15.8
                                                                      ------------------------------
          Cash and cash equivalents at end of period                  $        26.2   $       113.4
                                                                      ==============================

          Supplemental disclosure of cash flow information:
               Interest paid, net of capitalized interest             $        53.0   $        53.2
               Income taxes paid                                                8.8             7.2
               Tax allocation payments to Kaiser Aluminum Corporation          -                1.7


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

               Operating results for the quarter and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

               Certain reclassifications of prior-year information were made to conform to the current presentation.

          INCIDENT AT GRAMERCY FACILITY
               On July 5, 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Approximately 24 employees were injured in the incident, several of them severely. The cause of the incident is under investigation by the Company and governmental agencies.

               As previously announced, the Company expects that production at the plant will be curtailed for many months. The Company has declared force majeure with respect to certain of its sales and purchase contracts, but continues to work with customers to assist them in securing alternative sources of alumina.

               More than 30 lawsuits have been filed against the Company alleging, among other things, property damage and personal injury as a result of the incident. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time.

               The Company has significant amounts of property damage, business interruption, liability and workers compensation insurance coverage relating to the Gramercy incident.
          Deductibles and self-retention provisions under the insurance coverage for the Gramercy incident total $5.0.

               The incident will cause the Company to incur incremental costs for clean-up and other activities in the second half of 1999 and will cause the affected operations to incur certain operating losses until production can be restored. Further, depending on the outcome of the ongoing investigations by various regulatory agencies, the Company could also be subject to certain fines or penalties, which may not be covered by insurance. However, based on what is known to date, the Company currently believes that the financial impact of this incident (in excess of the deductibles and self-retention provisions) will be largely offset by insurance coverage.

               The accompanying consolidated financial statements as of and for the periods ended June 30, 1999, do not include any provisions for the Gramercy incident.

          LABOR RELATED COSTS
               The Company is currently operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in January 1999. However, the Company has continued to accrue certain benefits for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying interim consolidated financial statements, the Company has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between any amounts accrued and any amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

          RECENT ACCOUNTING PRONOUNCEMENTS
               In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period-end in advance of recording the physical transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transactions occur. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

               Adoption of SFAS No. 133 was initially required on or before January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. The Company is currently evaluating how and when to implement SFAS No. 133.

          2.   INVENTORIES
               The classification of inventories is as follows:


                                                                               June 30,    December 31,
                                                                                   1999            1998
                                                                         ------------------------------
             Finished fabricated aluminum products                       $        118.2  $        112.4
             Primary aluminum and work in process                                 171.6           205.6
             Bauxite and alumina                                                  118.9           109.5
             Operating supplies and repair and maintenance parts                  116.0           116.0
                                                                         ------------------------------
                  Total                                                  $        524.7  $        543.5
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

               Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1999, the balance of such accruals, which are primarily included in Long-term liabilities, was $50.1. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $8.0 for the years 1999 through 2003 and an aggregate of approximately $30.0 thereafter.

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

          ASBESTOS CONTINGENCIES
               The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company.
          The lawsuits generally relate to products the Company has not sold for at least 20 years. At June 30, 1999, the number of such claims pending was approximately 94,700, as compared with 86,400 at December 31, 1998. In 1998, approximately 22,900 of such claims were received and 13,900 were settled or dismissed.
          During the quarter and six-month periods ended June 30, 1999, approximately 7,000 and 16,300 of such claims were received and 3,600 and 8,000 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter and six-month periods ended June 30, 1999, do not reflect the fact that as of June 30, 1999, the Company has reached agreements under which it will settle approximately 27,000 of the pending asbestos-related claims over an extended period.

               The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims expected to be filed over a 10 year period (i.e., through 2009). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, there is a reasonable possibility that such costs may continue beyond 2009, and that such costs could be substantial. As of June 30, 1999, an estimated asbestos-related cost accrual of $337.5, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in Long-term liabilities. The Company estimates that annual future cash payments for asbestos-related costs will be approximately $37.0 to $54.0 for each of the years 1999 through 2003, and an aggregate of approximately $123.0 thereafter.

               The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims; existing insurance policies; and the advice of Heller Ehrman White & McAuliffe with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $272.5, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at June 30, 1999.

               Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. In the second quarter of 1999, this process resulted in the Company reflecting a $38.0 charge (included in Other income(expense)) for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

          LABOR MATTERS
               In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believed that they were without merit. In July 1999, all material charges were dismissed by the NLRB's Regional Director. The USWA has announced its intention to appeal the dismissal. If the allegations are sustained on appeal, the Company could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

               See Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for additional information on commitments and contingencies.

          4.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING
               PROGRAMS

               At June 30, 1999, the net unrealized loss on the Company's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts was approximately $15.5 (based on comparisons to applicable quarter-end published market prices). As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

               From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively fix the price that the Company will receive for its shipments. The Company also uses option contracts
          (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for the Company's anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. As of June 30, 1999, the Company had sold forward, at fixed prices, approximately 12,000 tons* of primary aluminum with respect to 1999. As of June 30, 1999, the Company had also entered into option contracts that established a price range for an additional 130,000, 353,000 and 124,000 tons of primary aluminum for 1999, 2000 and 2001, respectively.

               Additionally, through June 30, 1999, the Company had entered a series of transactions with a counterparty that will provide the Company with a premium over the forward market prices at the date of the transaction for 4,000 tons of primary aluminum per month during the period July 1999 through June 2001. The Company also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 8,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While the Company believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions are "marked to market" each period. For the quarter and six-month periods ended June 30, 1999, the Company recorded mark-to-market charges of $13.5 and $14.1 in Other income (expense) associated with the above transactions.

          ---------------
          * All references to tons in this report refer to metric tons of 2,204.6 pounds.

               As of June 30, 1999, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1999, 2000 and 2001 at prices indexed to future prices of primary aluminum.

          ENERGY
               The Company is exposed to energy price risk from fluctuating prices for fuel oil, diesel fuel and natural gas consumed in the production process. Accordingly, the Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 1999, the Company had a combination of fixed price purchase and option contracts for the purchase of approximately 27,000 MMBtu of natural gas per day during the remainder of 1999. As of June 30, 1999, the Company also held a combination of fixed price purchase and option contracts for an average of 249,000 and 232,000 barrels per month of fuel oil and diesel fuel for 1999 and 2000, respectively.

          FOREIGN CURRENCY
               The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 1999, the Company had net forward foreign exchange contracts totaling approximately $138.9 for the purchase of 208.7 Australian dollars from July 1999 through May 2001, in respect of its Australian dollar-denominated commitments for the remainder of 1999 through May 2001.

               See Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 1998, for additional information concerning the use of derivative financial instruments.

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

               On April 1, 1999, the Company completed the previously announced sale of its 50% interest in AKW L.P. ("AKW"), an aluminum wheels joint venture, to its partner, Accuride Corporation for $70.4. The sale resulted in the Company recognizing a net pre-tax gain of $50.5 in the second quarter of 1999. The Company's equity in income of AKW for the quarter ended March 31, 1999, was $2.5. The Company's equity in income of AKW for the quarter and six-month periods ended June 30, 1998, was $2.3 and $3.4, respectively.

          6.   INTERIM OPERATING SEGMENT INFORMATION

               The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See
          Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for additional information regarding the Company's segments.


          Financial information by operating segment for the quarters and six months ended June 30, 1999 and 1998 is as follows:


                                                                    Quarter Ended                  Six Months Ended
                                                                       June 30,                        June 30,
                                                            -----------------------------   -----------------------------
                                                                      1999           1998             1999           1998
          -------------------------------------------------------------------------------   -----------------------------
          Net Sales:
               Bauxite and Alumina:
                    Net sales to unaffiliated customers     $       110.8  $       136.9    $       200.5  $       230.2
                    Intersegment sales                               29.6           36.1             52.6           78.3
                                                            -----------------------------   -----------------------------
                                                                    140.4          173.0            253.1          308.5
                                                            -----------------------------   -----------------------------
               Primary Aluminum:
                    Net sales to unaffiliated customers             100.5          105.8            189.6          232.0
                    Intersegment sales                               63.1           61.0            112.2          127.8
                                                            -----------------------------   -----------------------------
                                                                    163.6          166.8            301.8          359.8
                                                            -----------------------------   -----------------------------
               Flat-Rolled Products                                 155.3          197.0            303.6          391.3
               Engineered Products                                  137.8          156.0            271.3          318.6
               Minority interests                                    20.6           19.2             39.4           39.8
               Eliminations                                         (92.7)         (97.2)          (164.8)        (206.2)
                                                            -----------------------------   -----------------------------
                                                            $       525.0  $       614.8    $     1,004.4  $     1,211.8
                                                            =============================   =============================
          Operating income (loss):
               Bauxite and Alumina                          $        (3.5) $        17.8    $       (11.3) $        29.4
               Primary Aluminum (1)                                   1.6           22.1            (20.5)          42.2
               Flat-Rolled Products                                   7.5           23.2             14.9           39.5
               Engineered Products                                   10.7           15.2             17.6           31.5
               Micromill                                             (3.0)          (4.7)            (6.3)          (9.9)
               Eliminations                                           1.9            (.7)             5.5            2.4
               Corporate and Other                                  (14.4)         (17.5)           (32.0)         (34.7)
                                                            -----------------------------   -----------------------------
                                                            $          .8  $        55.4    $       (32.1) $       100.4
                                                            =============================   =============================
          Depreciation and amortization:
               Bauxite and Alumina                          $         8.9  $         9.0    $        17.8  $        18.6
               Primary Aluminum                                       7.0            7.5             14.3           15.0
               Flat-Rolled Products                                   4.1            4.0              8.2            8.1
               Engineered Products                                    2.6            2.7              5.3            5.4
               Micromill                                               .7             .8              1.4            1.5
               Corporate and Other                                     .8             .9              1.5            1.7
                                                            -----------------------------   -----------------------------
                                                            $        24.1  $        24.9    $        48.5  $        50.3
                                                            =============================   =============================


          (1) Includes potline preparation and restart costs of $2.5 and $9.6 for the quarter and six-month periods ended June 30, 1999, respectively.

               Excluding the February 1999 purchase of the remaining interest in KLHP, which affected the Bauxite and Alumina segment, and the April 1999 sale of the Company's interest in AKW, which affected the Engineered Products segment, there were no material changes in segment assets since December 31, 1998. Capital expenditures made during the first half of 1999 (other than the acquisition of the interest in KLHP) were incurred on a relatively ratable basis among the Company's four primary operating business segments.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

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

          RECENT EVENTS AND DEVELOPMENTS

          INCIDENT AT GRAMERCY FACILITY
               On July 5, 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Approximately 24 employees were injured in the incident, several of them severely.

               The cause of the incident is under investigation by the Company and governmental agencies. The Company's continuing investigation suggests that the incident was caused by a power distribution interruption involving the plant's on-site power house that caused process flow pumps to cease operating. The Company has also identified certain other conditions that were present at the time of the incident and continues to investigate these and other matters.

               As previously announced, the Company expects that production at the plant will be curtailed for many months. The Company has declared force majeure with respect to certain of its sales and purchase contracts, but continues to work with customers to assist them in securing alternative sources of alumina.

               More than 30 lawsuits have been filed against the Company alleging, among other things, property damage and personal injury as a result of the incident. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time.

               The Company has significant amounts of property damage, business interruption, liability and workers compensation insurance coverage relating to the Gramercy incident.
          Deductibles and self-retention provisions under the insurance coverage for the Gramercy incident total $5.0 million.

               The incident will cause the Company to incur incremental costs for clean-up and other activities in the second half of 1999 and will cause the affected operations to incur certain operating losses until production can be restored. Further, depending on the outcome of the ongoing investigations by various regulatory agencies, the Company could also be subject to certain fines or penalties, which may not be covered by insurance. However, based on what is known to date, the Company currently believes that the financial impact of this incident (in excess of the deductibles and self-retention provisions) will be largely offset by insurance coverage.

               The accompanying consolidated financial statements as of and for the periods ended June 30, 1999, do not include any provisions for the Gramercy incident.

               The Company has announced that its intention is to rebuild the Gramercy facility assuming that it is able to reach acceptable agreements with the various stakeholders to ensure the plant's competitive future. The Company hopes to have the plant operating at a reduced production level in mid-2000 and to have the plant completely operational by the end of 2000. However, there can be no assurance that the Gramercy facility will be made operational on this schedule.

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

               As a result of the USWA strike, the Company temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons per year of production capacity out of a total combined production capacity of 273,000 tons per year at the facilities.) The first of the two Mead potline restarts began in March 1999 and was completed during the second quarter of 1999. Restart activities on the second of the two Mead potlines commenced during the second quarter of 1999, and the Company expects the line to be fully operational before the end of the third quarter of 1999. The timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors.

               While the Company initially experienced an adverse strike-related impact on its profitability, the Company currently believes that its operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the effect of the incremental costs associated with operating the affected plants during the dispute was eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that the Company's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on the Company's operating results, will be successful.

               The Company and the USWA continue to communicate. A series of bargaining sessions are scheduled for August 1999. The objective of the Company has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

          STRATEGIC INITIATIVES
               The Company has previously disclosed that it believes it had met, and exceeded, its goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, measured against 1996 results prior to the end of the third quarter of 1998, when the impact of such items as smelter operating levels, the USWA strike and changes in foreign currency exchange rates are excluded from the analysis. The Company remains committed to sustaining the full $120.0 million improvement and to generating additional profit improvements in future years; however, no assurances can be given that the Company will be successful in this regard.

               In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), the rationalization of certain of the Company's Engineered Products operations, the Company's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill, and the Company's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of the Company's Micromill(TM) technology. This process has continued in 1999.
          In February 1999, the Company completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP"), an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, the Company completed the sale of its interest in AKW L.P., an aluminum wheel joint venture, to its partner, Accuride Corporation for $70.4 million. The cash sale represents a continuation of the Company's strategy to focus its resources and efforts in industry segments that are considered most attractive and in which it believes it is well positioned to capture value.

               Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities, including the Company's active pursuit of claims in respect of insurance coverage for certain incurred and future environmental costs, as evidenced by the Company's fourth quarter 1998, receipt of recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. See
          Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for additional information regarding insurance recoveries.

               Additional portfolio analysis and initiatives are continuing.

          VALCO OPERATING LEVEL
               The Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana operated only one of its five potlines during most of 1998. Each of Valco's potlines is capable of producing approximately 40,000 tons per year of primary aluminum. Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. However, Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Valco currently expects to operate an average of three lines during 1999, an operating rate that it reached during the second quarter of 1999.

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

          RESULTS OF OPERATIONS

               As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended June 30, 1999 and 1998. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for further information regarding segments.

               Interim results are not necessarily indicative of those for a full year.


                    SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                     (Unaudited)
                (In millions of dollars, except shipments and prices)



                                                                    Quarter Ended                 Six Months Ended
                                                                       June 30,                       June 30,
                                                            -----------------------------  -----------------------------
                                                                      1999           1998            1999           1998
          -------------------------------------------------------------------------------  -----------------------------
          Shipments: (000 tons)
               Alumina
                    Third Party                                     611.4          652.5         1,098.4        1,077.1
                    Intersegment                                    189.3          196.6           339.6          412.4
                                                            -----------------------------  -----------------------------
                         Total Alumina                              800.7          849.1         1,438.0        1,489.5
                                                            -----------------------------  -----------------------------
               Primary Aluminum
                    Third Party                                      69.0           68.3           131.9          148.8
                    Intersegment                                     46.3           42.5            85.8           86.1
                                                            -----------------------------  -----------------------------
                         Total Primary Aluminum                     115.3          110.8           217.7          234.9
                                                            -----------------------------  -----------------------------
               Flat-Rolled Products                                  59.0           63.6           111.5          123.3
                                                            -----------------------------  -----------------------------
               Engineered Products                                   43.5           44.2            84.9           90.0
                                                            -----------------------------  -----------------------------
          Average Realized Third Party Sales Price: (1)
               Alumina (per ton)                            $         170  $         197   $         171  $         198
               Primary Aluminum (per pound)                 $         .66  $         .70   $         .65  $         .71
          Net Sales:
               Bauxite and Alumina
                    Third Party (includes net sales of      $       110.8  $       136.9   $       200.5  $       230.2
                         bauxite)
                    Intersegment                                     29.6           36.1            52.6           78.3
                                                            -----------------------------  -----------------------------
                         Total Bauxite & Alumina                    140.4          173.0           253.1          308.5
                                                            -----------------------------  -----------------------------
               Primary Aluminum
                    Third Party                                     100.5          105.8           189.6          232.0
                    Intersegment                                     63.1           61.0           112.2          127.8
                                                            -----------------------------  -----------------------------
                         Total Primary Aluminum                     163.6          166.8           301.8          359.8
                                                            -----------------------------  -----------------------------
               Flat-Rolled Products                                 155.3          197.0           303.6          391.3
               Engineered Products                                  137.8          156.0           271.3          318.6
               Minority Interests                                    20.6           19.2            39.4           39.8
               Eliminations                                         (92.7)         (97.2)         (164.8)        (206.2)
                                                            -----------------------------  -----------------------------
                         Total Net Sales                    $       525.0  $       614.8   $     1,004.4  $     1,211.8
                                                            =============================  =============================
          Operating Income (Loss):
               Bauxite & Alumina                            $        (3.5) $        17.8   $       (11.3) $        29.4
               Primary Aluminum (2)                                   1.6           22.1           (20.5)          42.2
               Flat-Rolled Products                                   7.5           23.2            14.9           39.5
               Engineered Products                                   10.7           15.2            17.6           31.5
               Micromill(TM)                                         (3.0)          (4.7)           (6.3)          (9.9)
               Eliminations                                           1.9            (.7)            5.5            2.4
               Corporate                                            (14.4)         (17.5)          (32.0)         (34.7)
                                                            -----------------------------  -----------------------------
                         Total Operating Income (Loss)      $          .8  $        55.4   $       (32.1) $       100.4
                                                            =============================  =============================
          Net Income (Loss)                                 $       (15.3) $        17.4   $       (53.0) $        29.8
                                                            =============================  =============================
          Capital Expenditures                              $        13.8  $        23.0   $        30.3  $        36.7
                                                            =============================  =============================


          (1) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
          (2) Results for the Primary aluminum segment include potline restart costs of $2.5 and $9.6 for the quarter and six-month periods ended June 30, 1999, respectively.

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

               During 1998, the Average Midwest United States transaction price ("AMT Price") per pound of primary aluminum experienced a steady decline during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. During the first quarter of 1999, the AMT Price for primary aluminum was in the $.57 to $.59 per pound range most of the quarter, but increased in March 1999 and ended the second quarter at approximately $.67. The AMT Price for primary aluminum for the week ended July 30, 1999, was approximately $.68 per pound.

          QUARTER AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

          SUMMARY
               The Company reported a net loss of $15.3 million for the second quarter of 1999, compared to a net income of $17.4 million for the same period of 1998. Results for the quarter ended June 30, 1999, included a pre-tax gain of $50.5 million on the sale of the Company's interests in AKW. The gain was offset by a non-cash pre-tax charge of $38.0 million for asbestos-related claims and a pre-tax charge of $13.5 million to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions. Results for the quarter ended June 30, 1998, included charges related to additional litigation reserves of $3.9 million.

               For the six-month period ended June 30, 1999, the Company reported a net loss of $53.0 million compared to net income of $29.8 million for the six-month period ended June 30, 1998.

               Net sales for the second quarter of 1999 totaled $525.0 million compared to $614.8 million in the second quarter of 1998. Net sales for the six-month period ended June 30, 1999, were $1,004.4 million compared to $1,211.8 for the first six months of 1998.

          BAUXITE AND ALUMINA
               Third party net sales of alumina declined 19% for the quarter ended June 30, 1999, as compared to the same period in 1998 as a result of a 14% decline in third party average realized price and a 6% decline in third party alumina shipments. The decline in 1999 third party average realized prices resulted from lower first quarter 1999 market prices for primary aluminum on the Company's alumina sales contracts, substantially all of which are linked (on a lagged basis of up to three months) to changes in primary aluminum market prices. Although market prices for primary aluminum recovered somewhat during the second quarter of 1999, the beneficial impacts of these price increases on the segment's operating income will not be fully realized until the third quarter of 1999. The impact of lower prices for primary aluminum in 1999 on the Company's third party average realized prices was partially offset by allocated net gains from the Company's hedging activities. The decline in third party shipments of alumina between the second quarter of 1999 and 1998 resulted primarily from differences in the timing of shipments rather than any specific operating trend.

               Intersegment net sales for the second quarter of 1999 declined by 22% as compared to the same period in 1998. The decline in net sales was primarily due to a 14% decline in intersegment average realized price due to lower primary aluminum prices as well as a decline in intersegment shipments, resulting from potline curtailments at the Company's Washington smelters and Valco.

               For the six-month period ended June 30, 1999, third party net sales of alumina were 12% lower than the comparable period in 1998 as a 14% decline in average realized prices was only partially offset by a 2% increase in third party shipments. The decline in average realized prices during the first six months of 1999 as compared to 1998 was attributable to the linkage of third party sales contracts to primary aluminum prices as more fully described above, offset by allocated net gains from the Company's hedging activities. The increase in year-over-year shipments was the result of the timing of individual shipments, rather than a specific operating trend.

               Intersegment net sales for the six-month period ended June 30, 1999, declined by 33% as compared to the same period in 1998. The decline in net sales was primarily due to the 14% decline in intersegment average realized price due to lower primary aluminum prices as well as reduced intersegment shipments, resulting from potline curtailments at the Company's Washington smelters and Valco.

               Segment operating income for the quarter and six-month periods ended June 30, 1999, were down significantly from the comparable periods of 1998 primarily as a result of the price and, to a lesser extent, the volume factors discussed above.

          PRIMARY ALUMINUM
               Third party net sales of primary aluminum for the second quarter of 1999 were down 5% as compared to the same period in 1998 primarily as a result of a 6% decrease in average realized third party sales prices, reflecting lower market prices offset, in part, by allocated net gains from the Company's hedging activities. Partially offsetting the decline in average realized price was a 1% increase in third party shipments. Intersegment net sales in the second quarter of 1999 were up approximately 4% over 1998. Intersegment shipments increased 9% from the comparable prior year period while average realized price dropped by 5%. The decline in average realized price resulted from lower market prices for primary aluminum in 1999. The increase in intersegment shipments between 1999 and 1998 was due to the timing of shipments to the Company's fabricated business units, as on a year-to-date basis intersegment shipments were essentially flat.

               For the six-month period ended June 30, 1999, third party net sales of primary aluminum declined approximately 16% from the comparable period in 1998, reflecting a 8% decline in third party average realized prices and an 11% reduction in third party shipments. The decline in third party average realized price reflects lower 1999 market prices for primary aluminum offset, in part, by allocated net gains from the Company's hedging activities. The reduction in third party shipments reflects the impact of the potline curtailments at the Company's Washington smelters. Intersegment net sales for the first half of 1999 were down 12% as compared to the same period in 1998. Intersegment average realized prices were down 12% reflecting lower market prices for aluminum. Intersegment shipments were essentially flat.

               Segment operating income for the quarter and six-month periods ended June 30, 1999, was down significantly from the comparable periods of 1998. The most significant component of this decline was the reduction in average realized prices discussed above. However, also included in 1999 results were the adverse impact of the Valco and Washington smelter potline curtailments (including the fact that there is no mitigating compensation being earned in 1999 for the Valco potline curtailments) and costs of approximately $2.5 and $9.6 for the quarter and six-month periods ended June 30, 1999, respectively, associated with preparing and restarting potlines at Valco and the Washington smelters.

          FLAT-ROLLED PRODUCTS
               Net sales of flat-rolled products for the second quarter of 1999 declined by 21% compared to the second quarter of 1998 as a result of a 14% decline in average realized prices and a 7% decline in shipments. The reduction in shipments was due to reduced demand in 1999 for aerospace heat treat products offset, in small part, by increased shipments of general engineering products. The decline in 1999 average realized prices resulted from a shift of product mix (from aerospace products, which have a higher price and operating margin, to other products) as well as the impact of lower market prices for primary aluminum.

               For the six-month period ended June 30, 1999, net sales of flat rolled products declined by 22% from the comparable period in 1998 as a result of a 14% decline in average realize price and a 10% decline in product shipments. The declines in year-to-date 1999 prices and shipments as compared to 1998 were attributable to the same factors described above for the second quarter of 1999 and were also responsible for the significant decline in segment operating income both for the second quarter and year-to-date periods.

          ENGINEERED PRODUCTS
               Second quarter 1999 net sales of engineered products declined by approximately 12% compared to the second quarter of 1998, reflecting a 10% decline in average realized prices and a 2% decline in product shipments. The decline in quarterly shipments was due to reduced demand in 1999 for aerospace products offset almost entirely by a strong increase in 1999 demand for ground transportation products. The reduction in average realized price between periods was attributable to the change in product mix (lower aerospace shipments offset by higher ground transportation shipments) as well as lower 1999 market prices for primary aluminum. For the six-month period ended June 30, 1999, net sales of engineered products declined by approximately 15% from the comparable period in 1998, as a result of a 10% decline in average realized prices and a 6% declined in product shipments. The reasons for the year-to-date price and volume declines were the same as the factors that affected the second quarter of 1999.

               Segment operating income for the 1999 quarter and year-to-date periods declined from the comparable periods in 1998 as a result of the reduced equity in earnings from AKW as well as the product mix shift discussed above.

          ELIMINATIONS
               Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

          CORPORATE AND OTHER
               Corporate operating expenses included corporate general and administrative expenses which were not allocated to the Company's business segments.

          LIQUIDITY AND CAPITAL RESOURCES

          OPERATING ACTIVITIES
               At June 30, 1999, the Company had working capital of $417.1 million, compared with working capital of $476.4 million at December 31, 1998. The decrease in working capital primarily resulted from a decrease in Cash and cash equivalents. Increases in Prepaid expenses and other current assets, primarily resulting from increased insurance deposits, were generally offset by an increase in Other accrued liabilities resulting primarily from an increase in expected payments for asbestos-related costs.
          Changes in Receivables, Inventories and Accounts payable reflect reduced metal prices in 1999 as well as other factors described in "Results of Operations."

          INVESTING ACTIVITIES
               Capital expenditures during the six months ended June 30, 1999, were $30.3 million. The only significant expenditure was the purchase of the remaining 45% interest in KLHP for approximately $10.0 million. The remainder of the year-to-date 1999 capital expenditures were primarily used to improve production efficiency and reduce operating costs.

               Total consolidated capital expenditures (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $70 and $90 million per annum in each of 1999 through 2001, prior to any consideration of plans to rebuild the Gramercy facility. Management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

          FINANCING ACTIVITIES AND LIQUIDITY

               At June 30, 1999, the Company had long-term debt of $962.7 million, compared with $963.0 million at December 31, 1998.
               At June 30, 1999, $273.7 million (of which $73.7 million could have been used for letters of credit) was available to the Company under the Credit Agreement and no amounts were outstanding under the revolving credit facility. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. The Credit Agreement does not permit the Company or Kaiser to pay any dividends on their common stock.

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

               Each of the Company's business units has developed year 2000 plans specifically tailored to its individual situations. A wide range of solutions is being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Total spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. As of June 30, 1999, the Company estimates that approximately $3 million of year 2000 expenditures are yet to be incurred. Such remaining amounts are expected to be incurred over the balance of 1999, primarily in the third quarter of the year. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the system. In total, the Company believes that its remediation and testing efforts are approximately 85% complete at July 31, 1999. The balance is expected to be substantially completed by the end of the third quarter of the year. The Company plans to commit the necessary resources for these efforts.

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

               Each business unit, including the corporate group, is developing a contingency plan covering the steps that would be taken if a year 2000 problem were to occur despite the Company's best efforts to identify and remediate all critical at-risk items. Formal contingency plans have been completed for approximately 75% of the Company's facilities and their individual systems as of July 31, 1999. Contingency plans for the remaining facilities and systems are expected to be completed by October 31, 1999. When complete, each contingency plan will address, among other things, matters such as alternative suppliers for critical inputs, incremental standby labor requirements at the millennium to address any problems as they occur, and backup processing capabilities for critical equipment or processes. The goal of the contingency plans will be to minimize any business interruptions and the associated financial implications.

               While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurances that the program or underlying steps implemented will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remediating all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and the Company's expectations of its ability to remediate problems encountered, the Company currently believes that significant business interruptions that would have a material impact on the Company's results or financial condition will not be encountered.

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    -----------------------------------------------------
                    RISK
                    ----

               See Part I, Item 7A. "QUANTITATIVE AND QUALITATIVE
          DISCLOSURE ABOUT MARKET RISK" in the Company's Form 10-K for the year ended December 31, 1998.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    ---------------------------------------------------

               The annual meeting of stockholders of the Company was held on June 8, 1999, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company. The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and with held with respect to each such nominees, as well as the number of abstentions and broker nonvotes with respect to each such nominee:

          Robert J. Cruikshank
               Votes For:                       46,262,605
               Votes Against:
               Votes Withheld:                     240,416
               Abstentions:
               Broker Nonvotes:

          George T. Haymaker, Jr.
               Votes For:                       46,250,028
               Votes Against:
               Votes Withheld:                     252,993
               Abstentions:
               Broker Nonvotes:

          Charles E. Hurwitz
               Votes For:                       46,239,924
               Votes Against:
               Votes Withheld:                     263,097
               Abstentions:
               Broker Nonvotes:

          Ezra G. Levin
               Votes For:                       46,269,246
               Votes Against:
               Votes Withheld:                     233,775
               Abstentions:
               Broker Nonvotes:

          Raymond J. Milchovich
               Votes For:                       46,236,800
               Votes Against:
               Votes Withheld:                     266,223
               Abstentions:
               Broker Nonvotes:

          James D. Woods
               Votes For:                       46,269,173
               Votes Against:
               Votes Withheld:                     233,848
               Abstentions:
               Broker Nonvotes:


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

                 3.2 Certificate of Retirement of KACC, dated February 7, 1990 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1989, filed by KACC, File No. 1-
                         3605).

                 3.3 Amended and Restated Bylaws of KACC, dated October 1, 1997, (incorporated by reference to Exhibit 3.3 to the Report on Form 10-Q to the quarterly period ended September 30, 1997, filed by KACC, File No. 1- 3605).

               *10.1 Employment Agreement, dated as of June 1, 1999, between the Company and Raymond J. Milchovich.

               *10.2 Restated Promissory Note, dated June 14, 1999, from Raymond J. Milchovich to the Company.

               *27  Financial Data Schedule.

               (b)  Reports on Form 8-K.

               No report on Form 8-K was filed by the Company during the quarter ended June 30, 1999. However, subsequent to June
          30, 1999, two Form 8-K's were filed.

               A Report on Form 8-K was filed by the Company on July 2, 1999, announcing the expected impact of certain non-operating adjustments on second quarter 1999 results.

               A Report on Form 8-K was filed by the Company on July 9, 1999, announcing that on July 5, 1999, the Company's
          Gramercy, Louisiana alumina refinery had been extensively damaged by an explosion and that production at the plant would be curtailed for several months.





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

                                             KAISER ALUMINUM & CHEMICAL
                                             CORPORATION


                                                  /s/John T. La Duc
                                             By:---------------------------
                                                     John T. La Duc
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


                                                  /s/Daniel D. Maddox
                                             By:---------------------------
                                                     Daniel D. Maddox
                                              Vice President and Controller
                                             (Principal Accounting Officer)



          Dated:    August 13, 1999