Form 10-K
period 1999-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2000-03-10
CIK 54291

================================================================================


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999
Commission file number 1-3605

                     KAISER ALUMINUM & CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        94-0928288
(State of Incorporation)                    (I.R.S. Employer Identification No.)



             5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057-3010
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 267-3777

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

As of January 28, 2000, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of January 28, 2000, nonaffiliates of the registrant held 350,167 shares of Cumulative (1985 Series A) Preference Stock and 40,086 shares of Cumulative (1985 Series B) Preference Stock of the registrant. The aggregate value of such Cumulative (1985 Series A) Preference Stock and Cumulative (1985 Series B) Preference Stock, based upon the redemption price for such stock, is $19.5 million.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.


================================================================================

                                      NOTE





Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 65-71 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:



                              Corporate Secretary
                              Kaiser Aluminum & Chemical Corporation
                              5847 San Felipe, Suite 2600
                              Houston, Texas 77057-3010
                              (713) 267-3777

















                                       (i)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I........................................................................................................            1

     ITEM 1.      BUSINESS....................................................................................            1

     ITEM 2.      PROPERTIES..................................................................................           16

     ITEM 3.      LEGAL PROCEEDINGS...........................................................................           16

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................           17

PART II.......................................................................................................           17

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS...............................................................           17

     ITEM 6.      SELECTED FINANCIAL DATA.....................................................................           17

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................................................           18

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................           28

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................           30

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................           63

PART III......................................................................................................           63

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................           63

     ITEM 11.     EXECUTIVE COMPENSATION......................................................................           63

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT............................................................................           63

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................           63

PART IV.......................................................................................................           63

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.......................................................................           63

SIGNATURES....................................................................................................           64

INDEX OF EXHIBITS.............................................................................................           65

EXHIBIT 21        SUBSIDIARIES................................................................................           72



                                      (ii)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K (the "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Incident at Gramercy Facility," "- Strategic Initiatives," "- Business Operations," "- Competition," "- Research and Development," "- Environmental Matters," and "- Factors Affecting Future Performance," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. Certain sections of this Report identify other factors that could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

General

Kaiser Aluminum & Chemical Corporation (the "Company"), a Delaware corporation organized in 1940, is a direct subsidiary of Kaiser Aluminum Corporation ("Kaiser") and an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). Kaiser owns all of the Company's Common Stock, and MAXXAM and one of its wholly-owned subsidiaries together own approximately 63% of Kaiser's Common Stock, with the remaining approximately 37% publicly held. The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1999, the Company produced approximately 2,524,000 tons1 of alumina, of which approximately 83% was sold to third parties, and produced approximately 426,400 tons of primary aluminum, of which approximately 62% was sold to third parties. In 1999, the Company shipped approximately 389,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments.

The Company's operations are conducted through its business units. The following table sets forth total shipments and intersegment transfers of the Company's alumina, primary aluminum, and fabricated aluminum operations:

                                                                   Year Ended December 31,
                                                             -----------------------------------
                                                               1999           1998         1997
                                                             -------        -------       -------
                                                                   (in thousands of tons)
ALUMINA: (1)
              Shipments to Third Parties                     2,093.9        2,250.0       1,929.8
              Intersegment Transfers                           757.3          750.7         968.0
                                                             -------        -------       -------
PRIMARY ALUMINUM:                                            2,851.2        3,000.7       2,897.8
                                                             -------        -------       -------
              Shipments to Third Parties                       295.6          263.2         327.9
              Intersegment Transfers                           171.2          162.8         164.2
                                                             -------        -------       -------
                                                               466.8          426.0         492.1
                                                             -------        -------       -------
FLAT-ROLLED PRODUCTS                                           217.9          235.6         247.9

ENGINEERED PRODUCTS                                            171.1          169.4         152.1



(1) As a result of the explosion at the Gramercy alumina refinery in July 1999, which completely curtailed production ("the Gramercy incident"), shipments to third parties and intersegment transfers for 1999 include approximately 264,000 tons of

------------------------

         (1) All references to tons in this Report refer to metric tons of 2,204.6 pounds.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


ITEM 1. BUSINESS (CONTINUED)

     alumina purchased and resold to certain unaffiliated customers and 131,000 tons of alumina purchased and transferred to the Company's primary aluminum business unit. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the impact of the Gramercy incident.

See Note 13 of Notes to Consolidated Financial Statements for segment and geographical financial information.

Incident at Gramercy Facility

On July 5, 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is currently expected to remain completely curtailed until the third quarter of 2000 when the Company expects to begin partial production. Based on current estimates, full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. The Company has received the regulatory permit required to operate the plant once the facility is ready to resume production. In the interim, the Company is purchasing alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply major customers' needs and to meet intersegment requirements.

The cause of the incident is under investigation by the Company and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although the Company expects that a fine will be levied, the Company cannot predict the amount of any such fine(s). It is possible that other civil or criminal fines or penalties could be levied against the Company. The Company has previously announced that it disagrees with the substance of the citations and has challenged them. However, as more fully explained below, based on what is known to date and discussions with the Company's advisors, the Company believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts have been charged to Cost of products sold in 1999.

As of December 31, 1999, the Company had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $55.0 million. As of December 31, 1999, approximately $50.0 million of insurance recoveries had been received. Additionally through February 29, 2000, the Company had received approximately $25.0 million of additional insurance recoveries. Also, based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded a pretax gain of $85.0 million, representing the difference between the minimum expected property damage reimbursement amount and the net carrying value of the damaged property of $15.0 million. The Company continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when the Company expends funds and when it is reimbursed. However, the Company will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were to be other significant uses of the Company's existing Credit Agreement capacity, delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on the Company's liquidity and operating results.

See Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity" for more detailed information regarding the impacts of the Gramercy incident.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

agreement. The Company imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began.

While the Company initially experienced an adverse strike-related impact on its profitability, the Company currently believes that the Company's operations at the affected facilities, excluding the Gramercy facility (see "- Incident at Gramercy Facility" above), have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were virtually eliminated in early 1999 (excluding the impacts of the restart costs and the effect of market factors such as the continued partial curtailment at the Tacoma smelter (see "- Business Operations - Primary Aluminum Business Unit" in this Report). However, no assurances can be given that the Company's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on the Company's operating results, will be successful.

Further, the Company believes that charges of unfair labor practices made against it by the USWA are without merit. See Note 11 of Notes to Consolidated Financial Statements.

The Company and the USWA continue to communicate. The objective of the Company has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

See Note 1 of Notes to Consolidated Financial Statements, "- Labor Related Costs," Note 11 of Notes to Consolidated Financial Statements, "- Labor Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters" for additional information with respect to the USWA dispute.

Strategic Initiatives

The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of non-core businesses; and strengthening its financial position.

In 1999, the Company completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP"), an alumina marketing venture, for a purchase price of approximately $10.0 million and the sale of its 50% interest in AKW L.P. ("AKW") to its partner for $70.4 million. The strategic analysis process also resulted in the Company's agreement in January 2000 to sell its Micromill(TM) assets and technology. See Notes 3 and 4 of Notes to Consolidated Financial Statements for information on the AKW and Micromill sales.

Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursuing claims in this regard. During 1998, the Company received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future environmental claims. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remains a major priority of the Company, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies that may arise. However, during 1999, the Company reached preliminary agreements under which it expects to collect a substantial portion of its 2000 expected asbestos-related payments from certain insurance carriers. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding the legacy liabilities and related insurance coverages.

Sensitivity to Prices and Hedging Programs

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. In addition, the Company's operations are exposed to risks from fluctuating energy prices for fuels used in the production process and from foreign currency movements in respect of material cash

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

commitments to foreign subsidiaries and affiliates. From time to time in the ordinary course of business, the Company enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to the above items. While such hedging activities typically are designed to provide protection against unfavorable price charges, they can, in certain circumstances, limit the Company's ability to realize favorable price changes and can also impact the Company's liquidity. See Note 1 of Notes to Consolidated Financial Statements, "- Derivative Financial Instruments," Note 12 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Activities and Liquidity," for additional information.

Business Operations

The Company conducts its business through four main business units, each of which is discussed below.

o  Alumina Business Unit

The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 1999:


                                                                                        Annual
                                                                                    Production              Total
                                                                                      Capacity             Annual
                                                                  Company         Available to         Production
Activity                  Facility        Location               Ownership         the Company           Capacity
-----------------         ----------      ----------             ---------        ------------         ----------
                                                                                        (tons)             (tons)
Bauxite Mining            KJBC             Jamaica                  49.0%            4,500,000          4,500,000
                          Alpart(1)        Jamaica                  65.0%            2,275,000          3,500,000
                                                                                     ---------          ---------

                                                                                     6,775,000          8,000,000
                                                                                     =========          =========

Alumina Refining          Gramercy(2)      Louisiana               100.0%            1,075,000          1,075,000
                          Alpart           Jamaica                  65.0%              942,500          1,450,000
                          QAL              Australia                28.3%            1,032,950          3,650,000
                                                                                     ---------          ---------

                                                                                     3,050,450          6,175,000
                                                                                     =========          =========




------------

(1) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

(2)      Production is currently completely curtailed. See discussion below.

The Company is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. The Company's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Competition" and "- Sensitivity to Prices and Hedging Programs" in this Report.

The Government of Jamaica has granted the Company a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of the Company's Gramercy, Louisiana alumina refinery so that it will be able to produce at its current rated capacity until 2020. Kaiser Jamaica Bauxite Company ("KJBC") mines bauxite from the land which is subject to the mining lease as an agent for the Company. Although the Company owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility and the remainder is sold to a third party. KJBC's operations have been impacted by the Gramercy incident. Subject to the rebuilding of the Gramercy facility with a double digest bauxite system, the Government of Jamaica has recently agreed to grant the Company an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the Gramercy facility to produce at its rated capacity for an additional ten year period. See Note 2 of Notes to Consolidated Financial Statements for a detailed discussion of the Gramercy incident.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

Alumina produced by the Gramercy plant is primarily sold to third parties but a portion is used by the Company in its operations. Production at the Gramercy refinery is currently completely curtailed as it was extensively damaged by an explosion in the digestion area of the plant in July 1999. Production at the plant is currently expected to remain curtailed until the third quarter of 2000 when partial production is expected to begin. Based on current estimates, full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. In the interim, the Company is purchasing alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. The Company believes that the cost to rebuild the Gramercy facility and the adverse impact of the incident on operations will be largely offset by insurance coverage. See Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity" for additional information regarding the impacts of the Gramercy incident. Also, the Gramercy refinery is one of the five Company plants which is subject to the continuing USWA dispute. See Note 11 of Notes to Consolidated Financial Statements, "- Labor Matters" for a discussion of the labor dispute.

In February 1999, the Company, through a subsidiary, purchased its partner's 45% interest in KLHP, a partnership which markets chemical grade alumina manufactured at the Company's Gramercy facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Strategic Initiatives" for additional information. Chemical grade alumina is sold at a premium price over smelter grade alumina, and this acquisition will permit the Company to expand its market position in this business in North America. However, these operations have been impacted by the Gramercy incident. The Company has entered into the necessary arrangements to allow it to supply a significant portion of its customers' chemical grade alumina needs. The Company believes that any incremental costs incurred in connection with such arrangements, as well as lost profits, will be substantially covered by its insurance.

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

In 1999, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, agreed to form a bauxite mining operation joint venture that will consolidate their bauxite mining operations in Jamaica, with the objective of optimizing mining operating and capital costs. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves. The joint venture will commence operations in the first quarter of 2000.

The Company owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including the Company, purchase bauxite from another QAL shareholder under long-term supply contracts. The Company has contracted with QAL to take approximately 868,000 tons per year of alumina or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($103.6 million at December 31, 1999) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

In 1999, the Company sold alumina to approximately 21 customers, the largest and top five of which accounted for approximately 23% and 72% of net sales, respectively. All of the Company's third-party sales of bauxite in 1999 were made to one customer, which sales represent approximately 7% of total bauxite and alumina third party net sales. The Company's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and smelter grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

o  Primary Aluminum Business Unit

The following table lists the Company's primary aluminum smelting facilities as of December 31, 1999:

                                                                            Annual Rated            Total            1999
                                                                                Capacity           Annual         Average
                                                           Company          Available to            Rated       Operating
Location                              Facility            Ownership          the Company         Capacity            Rate
--------------                        --------            ---------         ------------         --------       ---------
                                                                                  (tons)           (tons)
United States
   Washington                          Mead                   100%               200,000          200,000            102%(1)
   Washington                          Tacoma                 100%                73,000           73,000             73%(1)
                                                                                 -------          -------
       Subtotal                                                                  273,000          273,000
                                                                                 -------          -------
International
   Ghana                               Valco                   90%               180,000          200,000             57%(2)
   Wales, United Kingdom               Anglesey                49%                66,150          135,000            102%
                                                                                 -------          -------
       Subtotal                                                                  246,150          335,000
                                                                                 -------          -------

              Total                                                              519,150          608,000
                                                                                 =======          =======



------------------

(1) 1999 operating rates were affected by the continuing USWA dispute. See discussion below.

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Valco Operating Level" for additional information regarding recent and future operating levels.

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

The Mead facility uses pre-bake technology. Approximately 77% of Mead's 1999 production was used at the Company's Trentwood, Washington, rolling mill, and the balance was sold to third parties. The Company has modernized and expanded the carbon baking furnace at its Mead smelter. The project has improved the reliability of the carbon baking operations, increased productivity, enhanced safety, and improved the environmental performance of the facility. The first stage of this project, the construction of a new 90,000 ton per year furnace, was completed in 1997. The remaining modernization work was completed in early 1999. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. The business unit maintains specialized laboratories and a miniature carbon plant in the state of Washington which concentrate on the development of cost-effective technical innovations such as equipment and process improvements.

The Mead and Tacoma, Washington, smelters are two of the five Company plants which are subject to the continuing USWA dispute. KACC temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998, as a result of the USWA strike. The curtailed potlines represented approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities. Restarts of the two Mead potlines were completed during mid-1999. While a portion of the curtailed potline at Tacoma has been restarted to meet internal requirements, the timing for a complete restart of the potline (representing approximately 10,000 tons of idle production capacity) has yet to be determined and will depend upon market conditions and other factors. See Note 11 of Notes to Consolidated Financial Statements, "- Labor Matters" for a discussion of the labor dispute on smelting production rates.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


ITEM 1. BUSINESS (CONTINUED)

The Company manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. The Company's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority ("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 1999, Valco operated an average of three potlines. The Company expects Valco to operate four potlines during 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Valco Operating Level" for additional information regarding past and future operating levels.

The Company owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of Anglesey's output to third parties.

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 1999, the Company sold its primary aluminum production not utilized for internal purposes to approximately 42 customers, the largest and top five of which accounted for approximately 29% and 68% of net sales, respectively. See "- Competition" in this Report. Marketing and sales efforts are conducted by personnel located in Houston, Texas; and Tacoma and Spokane, Washington.

   Electric Power

Electric power represents an important production cost for the Company at its aluminum smelters. For information on this subject, see "- Factors Affecting Future Performance - The operations of our smelters depend on attaining reliable and affordable electric power" in this Report.

o  Flat-Rolled Products Business Unit

The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The business unit sells to the aerospace and general engineering markets (producing heat treat sheet and plate products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors. The Trentwood facility is one of the five Company plants which is subject to the continuing USWA dispute. See Note 11 of Notes to Consolidated Financial Statements, "- Labor Matters" for additional information on the labor dispute.

The Company continues to shift the product mix of its Trentwood rolling mill away from beverage can body stock toward higher value added product lines, such as heat treat, beverage can lid and tab stock, automotive, and other niche businesses in an effort to maximize its profitability. Global sales of the Company's heat treat products are made primarily to the aerospace and general engineering markets. In 1999, the business unit shipped products to approximately 147 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 18% of the business unit's net sales.

The Company's flat-rolled products are also sold to beverage container manufacturers located primarily in western North America and in the Asian Pacific Rim countries. Quality of products for the beverage container industry, service, price, and timeliness of delivery are the primary bases on which the Company competes. In 1999, the business unit had approximately 25 domestic and foreign can stock customers, supplying approximately 35 can plants worldwide. The largest and top five of such customers accounted for approximately 12% and 36%, respectively, of the business unit's net sales. See "- Competition" in this Report. The marketing staff for the business unit is located at the Trentwood facility. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from a sales office in England, and by independent sales agents in Asia and Latin America.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


ITEM 1. BUSINESS (CONTINUED)

o  Engineered Products Business Unit

The engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the United States and Canada. Major markets for extruded products are in the transportation industry, to which the business unit sells extruded shapes for automobiles, light-duty vehicles, heavy duty trucks and trailers, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

The business unit sells forged parts to customers in the automotive, heavy-duty truck, general aviation, rail, machinery and equipment, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. The business unit maintains a sales and engineering office in Southfield, Michigan, which works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. Products manufactured at these facilities include rod, bar, tube, shapes, and billet. The Richmond, Virginia, facility was acquired in mid- 1997 and increased the Company's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circle size extrusions and to serve the distribution and ground transportation industries. A 1999 acquisition of an extrusion press in the Los Angeles area also increased capacity in both seamless tube and rod and bar products. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, and produce screw machine stock, redraw rod, forging stock, and billet. The Newark facility is one of the five Company plants which is subject to the continuing USWA dispute. See Note 11 of Notes to Consolidated Financial Statements, "- Labor Matters" for additional information on the labor dispute. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys. The business unit also operates an aluminum cathodic protection business located in Tulsa, Oklahoma. The business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina, and a machine shop at Greenwood, South Carolina. The Company sold a small casting operations in Canton, Ohio in May 1999.

In 1997, the Company and Accuride Corporation ("Accuride") formed AKW to design, manufacture and sell heavy aluminum truck wheels. In April 1999, the Company sold its 50% interest in AKW to Accuride for $70.4 million, which resulted in a net pre-tax gain of $50.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives" and Note 3 of Notes to Consolidated Financial Statements.

In 1999, the engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 5% and 18%, respectively, of the business unit's net sales. See "- Competition" below. Sales are made directly from plants and from marketing locations elsewhere in the United States.

Competition

The Company competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of the Company's competitors have greater financial resources than the Company. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. Beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. The Company competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. The Company manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. The Company concentrates its fabricating operations on selected products in which it believes it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of its customers, including intermediaries, would not have a material adverse effect on the Company's financial condition or results of operations.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

See the discussion of competitive conditions, markets, and principal methods of competition in the description of each business unit under the headings "-Alumina Business Unit," "-Primary Aluminum Business Unit," "-Flat-Rolled Products Business Unit," and "-Engineered Products Business Unit" in this Report.

Research and Development

Net expenditures for Company-sponsored research and development activities were $11.0 million in 1999, $13.7 million in 1998, and $19.7 million in 1997. Approximately $.8 million of the 1999 research and development net expenditures were attributable to the development of the Micromill assets and technology, which were sold in January 2000 (see Note 4 of Notes to Consolidated Financial Statements). The Company's research staff totaled 50 at December 31, 1999. The Company estimates that research and development net expenditures will be in the range of $9.0 million to $11.0 million in 2000.

Employees

During 1999, the Company employed an average of approximately 8,600 persons, compared with an average of approximately 9,200 persons in 1998 and approximately 9,600 persons in 1997. At December 31, 1999, the Company employed approximately 8,300 persons. The foregoing employee counts for 1999 and 1998 include the USWA workers who are currently subject to the lockout imposed by the Company as a result of the continuing labor dispute. Since the inception of the labor dispute, the Company has operated the five affected facilities with temporary workers who are not included in the employee counts for 1999 and 1998. The average number of temporary workers employed during 1999 at the five plants affected by the USWA labor dispute was approximately 25% less than the average number of USWA workers employed prior to the labor dispute.

The labor agreements with employees at the Alpart refinery in Jamaica and the Valco smelter in Ghana both expire in 2001.

Environmental Matters

The Company is subject to a wide variety of international, federal, state and local environmental laws and regulations. For a discussion of this subject, see "Factors Affecting Future Performance - our current or past operations subject us to environmental compliance, clean-up and damage claims that may be costly" below.

Factors Affecting Future Performance

This section discusses certain factors that could cause actual results to vary, perhaps materially, from the results described in forward-looking statements made in this Report. Forward-looking statements in this Report are not guarantees of future performance and involve significant risks and uncertainties. In addition to the factors identified below, actual results may vary materially from those in such forward-looking statements as a result of a variety of other factors including the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Report also identifies other factors that could cause such differences. No assurance can be given that these factors are all of the factors that could cause actual results to vary materially from the forward-looking statements.

o  Our earnings are sensitive to a number of variables

Our operating earnings are sensitive to a number of variables over which we have no direct control. Two key variables in this regard are commodity prices for primary aluminum and general economic conditions.

The commodity price of primary aluminum significantly affects our financial results. Primary aluminum prices historically have been subject to significant cyclical price fluctuations. We believe the timing of changes in the market price of aluminum are largely unpredictable. Since 1993, the Average Midwest United States transaction price (the "AMT price") has ranged from approximately $.50 to $1.00 per pound. During 1999, the AMT price averaged $.66 per pound. At January 28, 2000, the AMT price was $.84 per pound. Although we attempt to mitigate the impact of low prices through hedging activity (as described below), changes in market prices for primary aluminum typically influence the realized prices for our products, most directly in the alumina and primary aluminum businesses.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and packaging markets. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for alumina and primary aluminum.

o Our profits and cash flows may be adversely impacted by the results of our hedging programs

We are exposed to the risk of fluctuating aluminum prices, which influence the prices at which we sell our products. We enter into hedging transactions to limit our net exposure resulting from (1) our anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (2) our expected costs of purchasing certain items such as aluminum scrap, bauxite and rolling ingot, whose prices fluctuate with the price of primary aluminum. Such hedging transactions may involve the use of forward sales contracts, which effectively fix the price at which we sell our products, or the use of option contracts, which set a floor or a ceiling or both on the price at which we sell our products. To the extent that the prices for primary aluminum exceed the fixed or ceiling prices established by our hedging transactions, our profits and cash flow would be lower than they otherwise would have been. As a result of our hedging activities, at December 31, 1999, approximately 70% and 40% of our net hedgeable volume with respect to 2000 and 2001, respectively, is subject to minimum and maximum contract prices. The average minimum contract price with respect to each period is significantly below the average AMT price for the week ended January 28, 2000. The average maximum contract price with respect to 2000 is below the average AMT price for the week ended January 28, 2000. The average maximum contract price with respect to 2001 approximates the AMT price for the week ended January 28, 2000. Because the average maximum contract price of our 2000 and 2001 hedging positions approximates or is below the AMT price for the week ended January 28, 2000, we will not realize the full benefit of such AMT price or any subsequent price increases that may occur with respect to the volumes covered by our 2000 and 2001 hedging positions.

Hedging activities can also have a temporary adverse impact on our liquidity. We have established credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses on open positions are in excess of such credit limits, we are entitled to receive margin advances from the counterparties or are required to make margin advances to counterparties, as the case may be. At December 31, 1999, we had made margin advances of $38.0 million and had posted letters of credit totaling $40.0 million in lieu of making margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in our having to make additional margin advances or post additional letters of credit and such amounts could be significant. Our exposure to margin advances is expected to improve throughout 2000 as our year 2000 positions, which have a lower average maximum contract price than our 2001 positions, expire. We are considering various financing and hedging strategies to limit our exposure to further margin advances in the event of aluminum price increases. However, we cannot assure you we will be successful in this regard.

A portion of the metal hedging transactions we have entered into do not qualify for "hedge" accounting under current accounting guidelines, even though they are consistent with its hedging objectives. Accordingly, we must reflect the change in the market value of these transactions in each period's earnings. This can cause material swings in our reported financial results when period-end to period-end movements in prices are large. A total of approximately $32.8 million of net pre-tax mark-to-market charges was reflected in our 1999 results. If the forward price for primary aluminum were to increase further from the year-end price, additional mark-to-market charges would be required and the charges could be significant.

We from time to time in the ordinary course of business also enter into hedging transactions with major suppliers of energy and energy related financial instruments to reduce our exposure to the energy price risk from fluctuating prices for fuel oil and diesel oil used in our production process. In addition, we enter into foreign exchange contracts to hedge our cash commitments in respect of foreign subsidiaries and affiliates. However, we cannot assure you that our hedging strategies will reduce our exposure to the risk of fluctuating prices for fuel oil, diesel oil and foreign currencies or that the results of such hedging transactions will be more favorable than if we had not entered into such transactions.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

o  Our substantial indebtedness and high leverage could adversely affect us

We are highly leveraged and have significant debt services requirements. As of December 31, 1999, our total debt was approximately $972.8 million which does not give effect to $103.6 million of our guaranteed debt of unconsolidated affiliates and $57.6 million of other guarantees and letters of credit. The ratio of our total debt to stockholders' equity was approximately 14 to 1. In addition, we expect to borrow additional amounts under our credit agreement, as amended (the "Credit Agreement"), or from other sources in the future, if available.

Our high level of debt affects our operations in several important ways:

o    a large portion of the cash we generate is used to pay interest;

o the agreements governing such debt may limit our flexibility in planning for and reacting to changes in our business conditions;

o we may be more vulnerable in the event of a downturn in our business, the aluminum industry or general economic conditions;

o some or all of the agreements governing such debt limit our ability to borrow additional money, to pay dividends and to consolidate or merge with other companies;

o a high level of debt may impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes;

o we may experience a competitive disadvantage because we are more highly leveraged than some of our competitors; and

o the agreements governing such debt permit our creditors to accelerate payments if we default or experience a change in the control of our ownership as set forth in such agreements.

Our ability to make payments on and to refinance such debt depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

We will need to refinance all or a substantial portion of such debt on or before its maturity. We have a $325.0 million Credit Agreement which expires in August 2001. As of February 29, 2000, we had $212.6 million of unused availability remaining under the Credit Agreement after allowing for $30.0 million of outstanding borrowings and $82.4 million for outstanding letters of credit. In addition, as of December 31, 1999, we had $850.2 million of public notes outstanding, of which $224.6 million principal amount of senior notes are due in 2002, $400.0 million principal amount of senior subordinated notes are due in 2003 and $225.6 million principal amount of senior notes are due in 2006. We cannot assure you that we will be able to refinance such debt on acceptable terms, if at all.

o The explosion at the Gramercy alumina refinery could result in adverse consequences to us

On July 5, 1999, our Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion. The cause of the explosion is under investigation by various governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations in connection with its investigation of the Gramercy incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. Additional civil or criminal fines or penalties are still possible. To date, no monetary penalty has been proposed by MSHA. Although we expect that a fine will be levied, we cannot predict the amount of any such fine(s). It is possible that other civil or criminal fines or penalties could be levied against us. We previously announced that we disagree with the substance of the citations and have challenged them. Twenty-four employees were injured in the incident, several of them severely. We may be liable for claims relating to the injured employees. The incident has also resulted in thirty-six class action lawsuits being filed against us alleging, among other things, property damage and personal injury. The aggregate amount of damages sought in

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

the lawsuits cannot be determined at this time. While we believe our insurance will cover the majority of these lawsuits and claims relating to the injured employees, it is anticipated that any civil or criminal fines or penalties will not be covered by such insurance.

Production at the plant is expected to be completely curtailed until the third quarter of 2000 when we expect partial production to begin and, based on our current estimates, we expect full production to be achieved during the first quarter of 2001 or shortly thereafter. We have received the regulatory permit required to operate the plant once the facility is ready to resume production.

In addition, shortly after the incident, we declared force majeure with respect to certain of our sales contracts with customers. We could experience the loss of one or more customers as a result of the Gramercy incident. Such a loss would adversely affect the plant's competitive position unless we are able to gain new customers. We are working with our customers to ensure a continued supply of alumina by purchasing alumina for our customers in the open market at prices in excess of the prices we are currently receiving from our customers. We are also currently purchasing alumina in the open market for a portion of our internal requirements. While the excess cost of such open market purchases is expected to be substantially offset by insurance recoveries, if, in the future, we are not successful in assuring an adequate supply of alumina at a competitive price for our smelters or if delays in the rebuild were to occur and certain sublimits within our insurance coverage were deemed to apply, our results could be negatively affected.

We continue to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when we expend funds and when we are reimbursed. However, we will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts could be significant. If insurance recoveries were to be delayed or if there were other significant uses of our existing Credit Agreement capacity, delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on our liquidity and operating results.

Based on what is known to date, we believe that the financial impact of this incident (in excess of the $5 million of insurance deductibles and self-retention provisions, which has already been recorded) will be largely offset by insurance coverage. However, delays in receiving insurance proceeds could adversely affect the timing of rebuilding the Gramercy refinery and could temporarily adversely impact our liquidity and operating results.

o  Our labor dispute could adversely affect us

Substantially all of our hourly work force at our Gramercy, Louisiana, alumina refinery; Mead and Tacoma, Washington aluminum smelters, Trentwood, Washington, rolling mill; and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999, we declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. We imposed a lock-out to support our bargaining position and continue to operate the plants (excluding our Gramercy facility) with salaried employees and other workers as we have since the strike began.

The labor dispute with the USWA involves a number of uncertainties, including the ultimate cost of a settlement with the USWA and the resolution of the USWA's appeal of a ruling by the Oakland, California, regional office of the National Labor Relations Board (the "NLRB") that was favorable to us. Although we are satisfied with the productivity improvements achieved by the temporary work force at these plants and although turnover rates have declined significantly since the beginning of the dispute, there can be no assurance about our ability to retain and motivate such a work force for an indefinite period.

Since the beginning of the dispute, we have held periodic but unsuccessful talks with the USWA to seek a new labor agreement. Our proposal to the union has encompassed wage and benefit increases in exchange for productivity improvements. We believe such a proposal would result in a significant net reduction in operating costs for the affected plants compared to pre-strike levels. However, upon settlement, our earnings may reflect a one-time charge for certain costs associated with the new labor agreement. There can be no assurance that this proposal will be accepted.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

In July 1999, the Oakland, California regional office of the NLRB dismissed the USWA's allegations of unfair labor practices against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative judge for a hearing whose outcome would be subject to additional appeal either by the USWA or the Company. This process could take months or years. There can be no certainty that the original NLRB decision will be upheld. If these proceedings eventually resulted in a definitive ruling against us, we could be obligated to provide back pay to USWA members at the five plants. The amount of such back pay could be significant. Back pay, if any, would not cover the period prior to the USWA's January 1999 offer to return to work.

The USWA has publicly stated that it is conducting a corporate campaign against us. Such campaigns are often conducted by unions during a labor dispute and are designed to bring public pressure to bear on a company in the belief that such pressure will expedite the settlement of the dispute. As part of its corporate campaign against us, the USWA has engaged in a number of activities, including contacting our customers, suppliers, members of the investment community, clergymen, and various public agencies with whom we have ongoing relationships. Although such efforts on the part of the USWA have generated publicity in the news media, we believe that they have had little or no material impact on our operations. We do not know if the corporate campaign will continue or, if so, how long it might continue, or what specific actions the USWA may take. We do not know if such efforts may have a material impact on our operations in the future.

o The asbestos-related lawsuits against us could continue to increase and could adversely impact our financial position

We are a defendant in numerous lawsuits in which the plaintiffs allege that they have injuries caused by exposure to asbestos during, and as a result of, their employment or association with us, or exposure to products containing asbestos produced or sold by us. The lawsuits generally relate to products we sold twenty or more years ago. On December 31, 1999, there were 100,000 claims pending, compared with 86,400 claims at December 31, 1998. We have reached agreements under which we expect to settle approximately 31,900 of the claims pending on December 31, 1999 over an extended period.

Our December 31, 1999, balance sheet includes a liability for estimated asbestos-related costs of $387.8 million. We cannot assure you that this liability will not increase in the future. In determining the amount of the liability, we have only included estimates for the cost of claims for a ten year period through 2009 because we do not have a reasonable basis for estimating costs beyond that period. However, we expect that these costs may continue beyond 2009 and that they could be substantial.

We believe we have insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 1999, balance sheet incudes a long term receivable for estimated insurance recoveries of $315.5 million.

As a result of the net increases in our estimates for such asbestos-related liabilities and receivables during 1999, we recorded pre- tax charges of $53.2 million during the year ended December 31, 1999.

Prior to insurance recoveries, we estimate that our annual cash payments for asbestos-related costs will be approximately $75.0 - $85.0 million for each of the years 2000 through 2002, approximately $35.0 - $55.0 million for each of the years 2003 and 2004, and a total of $58.0 million beyond 2004. We believe that we will recover a substantial portion of these payments from insurance, but cannot assure you that we will receive substantial insurance payments or that the timing of such payments will occur in the year we are required to make the payments. However, we have reached preliminary agreements with certain insurance carriers under which we expect to collect a substantial portion of our anticipated 2000 asbestos-related payments. However, delays in receiving these or future repayments would have an adverse impact on our liquidity.

We continue to monitor claims activity, the status of lawsuits, legislative developments and other factors. We cannot assure you that our estimates of liabilities and recoveries will not change in the future. We also cannot assure you that the amounts related to future asbestos-related claims will not exceed our aggregate insurance coverage.

o  We have recently experienced net losses

We reported a net loss of $52.4 million for the year ended December 31, 1999. There can be no assurance that we will operate profitability in future periods.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1.       BUSINESS (CONTINUED)

o    We operate in a highly competitive industry

The production of alumina, primary and fabricated aluminum products is highly competitive. There are numerous companies who operate in the aluminum industry. Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

o The operation of our smelters depends on obtaining reliable and affordable electric power

The process of converting alumina into aluminum requires significant amounts of electric power. The cost of electric power is an important production cost of our aluminum smelters. We have smelters located in Mead and Tacoma, Washington, Ghana, and Wales, the United Kingdom.

Pacific Northwest

o We purchase electric power for the Mead and Tacoma, Washington, smelters from the Bonneville Power Administration ("BPA"), which supplies approximately half of the electric power for the two plants, and from other suppliers. The power contracts with the BPA expire in September 2001, and the power contracts with other suppliers expire at various times though September 2001.

     The BPA is engaged in the process of determining the allocation and price of electric power to its customers for the period October 2001 to September 2006. We believe that adequate electric power will be available during that period, from the BPA and from other suppliers, for the operation of our smelters in Washington. The price of power purchased from the BPA could be significantly greater than the current price for such power, which would have an adverse effect on the profitability of such facilities.

Ghana

o Electric power for the 90%-owned Valco smelter is produced by hydroelectric generators operated by the Volta River Authority ("VRA"). The delivery of electric power to the smelter is subject to interruption periodically because of drought and other factors beyond the control of Valco. Electric power is supplied under a contract with the VRA which expires in 2017. The power contract indexes a portion of the price of power to the market price of primary aluminum, and provides for a review and adjustment of the base power rate and the price index every five years. In December 1999, Valco and the VRA reached an agreement that provides for sufficient power to operate four of Valco's five potlines in 2000 and 2001. In addition, the agreement provides a framework for resolving longer-term issues. This framework, among other things, is anticipated to result in an improvement in the reliability of Valco's long-term power supply and an increase in the price of power beginning in 2000, which increase will be partially offset in 2000 and 2001 by compensation Valco will receive from the VRA with respect to the provision of power in 1998 and 1999. However, we cannot provide assurance that in the long-term Valco will continue to be allocated sufficient power to operate at the desired operating levels past 2001 or that such power will be available at an affordable price.

Wales

o Electric power for the 49%-owned Anglesey smelter is supplied under a contract which expires in 2001. Anglesey expects to enter into a new power agreement during the first quarter of 2000 under which the existing contract would terminate early, in April 2000, and the new agreement would replace it for the period April 2000 through September 2005. We expect that the price of power under the new agreement will be significantly greater than the price under the present contract, which would have an adverse effect on our financial results associated with the Anglesey smelter. However, Anglesey has ongoing initiatives to offset the impact of increased energy costs through cost reduction and revenue enhancement initiatives by 2001. However, we cannot assure you that these initiatives will be successful in fully offsetting such increased energy costs.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


ITEM 1. BUSINESS (CONTINUED)

We cannot provide assurance that electric power at affordable prices will be available in the future for these smelters.

o Our current or past operations subject us to environmental compliance, clean-up and damage claims that may be costly

The operations of our facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things:

o    air and water emissions and discharges;

o the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and

o the release of hazardous or toxic substances, pollutants and contaminants into the environment.

Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2000 - 2001 period our environmental capital spending will be approximately $13.0 million per year and that our operating costs will include pollution control costs totaling approximately $35.0 million per year. However, subsequent changes in environmental laws may change the way we must operate and may force us to spend more then we currently project.

Additionally, our current and former operations can subject us to fines or penalties for alleged breaches of environmental laws and to other actions seeking clean-up or other remedies under these environmental laws. We also may be subject to damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the clean-up of sites currently or formerly used by us.

Currently, we are subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). We, along with certain other companies, have been named as a Potentially Responsible Party for clean-up costs at certain third-party sites listed on the National Priorities List under CERCLA. As a result, we may be exposed not only to our assessed share of clean-up but also the costs of others if they are unable to pay. Additionally, our Mead, Washington, facility has been listed on the National Priorities List under CERCLA and we will be required to implement one of several acceptable remedial options suggested by the regulatory authorities.

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect we will incur in connection with these matters. Our estimates are based on presently enacted laws, existing technology, and our assessment of the likely remediation to be performed in each case. At December 31, 1999, the balance of our accruals, which are primarily included in our long-term liabilities, was $48.9 million. We estimate that the annual costs charged to these environmental accruals will be approximately $3.0 million to $9.0 million per year for the years 2000 through 2004 and an aggregate of approximately $23.0 million thereafter. However, we cannot assure you that our actual costs will not exceed our current estimates. As additional facts develop, definitive clean-up plans are established, the necessary regulatory approvals are received, or other technologies are developed, changes in these and other factors may result in our costs exceeding our current expectations. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 million. As the resolution of these matters is subject to further regulatory review and approval, no assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, we are currently working to resolve certain of these matters.

o    We are subject to political and regulatory risks in a number of countries

We operate facilities in the U.S. and in a number of other countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. While we believe our relationships in the countries in which it operates are generally satisfactory, we cannot assure you that future country developments or governmental actions will not adversely affect our operations particularly or the aluminum industry generally. Among the risks inherent in our operations are unexpected changes in regulatory requirements, unfavorable legal rulings, new or increased taxes and levies, and new or increased import or export restrictions. Our operations outside of the

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 1. BUSINESS (CONTINUED)

U.S. are subject to a number of additional risks, including but not limited to currency exchange rate fluctuations, currency restrictions, and nationalization of assets.

ITEM 2. PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in Item 1 "- Business Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities, other than the Gramercy, Louisiana alumina refinery (see
Item 1 "- Incident at Gramercy Facility"), are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the Company's domestic aluminum smelters and alumina facility were initially designed early in the Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its plants are cost competitive on an international basis.

The Company's obligations under the Credit Agreement are secured by, among other things, mortgages on its major domestic plants (other than the Gramercy alumina refinery). See Note 5 of Notes to Consolidated Financial Statements for further discussion.

ITEM 3. LEGAL PROCEEDINGS

This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See
Item 1 of this Report for cautionary information with respect to such forward-looking statements.

Gramercy Litigation

On July 5, 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. The cause of the accident is under investigation by the Company and various governmental agencies. In January 2000, MSHA issued 21 citations in connection with its investigation of the Gramercy incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although the Company expects that a fine will be levied, it cannot predict the amount of any such fine(s). It is possible that other civil or criminal fines or penalties could be levied against the Company. The Company has previously announced that it disagrees with the substance of the citations and has challenged them.

Twenty-four employees were injured in the incident, several of them severely. The Company may be liable for claims relating to the injured employees. The incident has also resulted in thirty-six lawsuits, most of which were styled as class action suits, being filed against the Company on behalf of more than 13,000 claimants. The lawsuits allege, among other things, property damage and personal injury. Such lawsuits were initially filed, on dates ranging from July 5, 1999, through December 26, 1999, in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State of Louisiana, or in the Twenty-Third Judicial District Court for the Parish of St. James, State of Louisiana, and such lawsuits have been removed to the United Stated District Court, Eastern District of Louisiana, and are consolidated under the caption Carl Bell, et al.
v. Kaiser Aluminum & Chemical Corporation, No. 99-2078, et seq. Plaintiffs have filed motions to remand the actions to state court, and the federal court has taken the matter under advisement. The cases are currently stayed pending mediation between the parties. The aggregate amount of damages sought in the lawsuits cannot be determined at this time. See Note 2 of Notes to Consolidated Financial Statements.

Asbestos-related Litigation

The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for at least 20 years. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading "Asbestos Contingencies" is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



Labor Matters

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") were filed by the USWA with the National Labor Relations Board ("NLRB"). In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading "Labor Matters" is incorporated herein by reference.

Other Matters

Various other lawsuits and claims are pending against the Company. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's Common Stock, which is held solely by Kaiser. The information in Note 5 of Notes to Consolidated Financial Statements under the heading "Debt Covenants and Restrictions" at page 42 of this Report is incorporated herein by reference. The Company has not paid any dividends on its Common Stock during the two most recent fiscal years.

The Indentures and the Credit Agreement (Exhibits 4.1 through 4.35 to the Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.35 to this Report, Note 5 of Notes to Consolidated Financial Statements in this Report, and the information under the heading, "Financing Activities and Liquidity" at page 26 of this Report, are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at pages 18 - 19 of Management's Discussion and Analysis of Financial Condition and Results of Operations, to Note 1 of Notes to Consolidated Financial Statements, and to The Five-Year Financial Data on pages 61 - 62 in this Report.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in all principal aspects of the aluminum industry through the following business segments: Bauxite and alumina, Primary aluminum, Flat-rolled products and Engineered products. The Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 1999, 1998, and 1997. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 13 of Notes to Consolidated Financial Statements for further information regarding segments. (All references to tons refer to metric tons of 2,204.6 pounds.)

                                                                       Year Ended December 31,
                                                          --------------------------------------------------
(In millions of dollars, except shipments and prices)         1999               1998               1997
------------------------------------------------------------------------------------------------------------
Shipments: (000 tons)
   Alumina
      Third Party                                              2,093.9(1)         2,250.0            1,929.8
      Intersegment                                               757.3(1)           750.7              968.0
                                                          ------------       ------------       ------------

        Total Alumina                                          2,851.2            3,000.7            2,897.8
                                                          ------------       ------------       ------------

   Primary Aluminum
      Third Party                                                295.6              263.2              327.9
      Intersegment                                               171.2              162.8              164.2
                                                          ------------       ------------       ------------

        Total Primary Aluminum                                   466.8              426.0              492.1
                                                          ------------       ------------       ------------

   Flat-Rolled Products                                          217.9              235.6              247.9
                                                          ------------       ------------       ------------

   Engineered Products                                           171.1              169.4              152.1
                                                          ------------       ------------       ------------

Average Realized Third Party Sales Price: (2)
   Alumina (per ton)                                      $        177       $        197       $        198
   Primary Aluminum (per pound)                           $        .67       $        .71       $        .75
Net Sales:
   Bauxite and Alumina
      Third Party (includes net sales of bauxite)         $      397.9(1)    $      472.7       $      411.7
      Intersegment                                               129.0(1)           135.8              201.7
                                                          ------------       ------------       ------------

        Total Bauxite & Alumina                                  526.9              608.5              613.4
                                                          ------------       ------------       ------------

   Primary Aluminum
      Third Party                                                439.1              409.8              543.4
      Intersegment                                               240.6              233.5              273.8
                                                          ------------       ------------       ------------

        Total Primary Aluminum                                   679.7              643.3              817.2
                                                          ------------       ------------       ------------

   Flat-Rolled Products                                          576.2              714.6              743.3
   Engineered Products                                           542.6              581.3              581.0
   Minority Interests                                             88.5               78.0               93.8
   Eliminations                                                 (369.6)            (369.3)            (475.5)
                                                          ------------       ------------       ------------

        Total Net Sales                                   $    2,044.3       $    2,256.4       $    2,373.2
                                                          ============       ============       ============

Operating Income (Loss):
   Bauxite & Alumina                                      $       (6.0)(3)   $       42.0(7)    $       54.2
   Primary Aluminum                                                8.0               49.9(7)           148.3
   Flat-Rolled Products                                           17.1               70.8(7)            28.2(8)
   Engineered Products                                            38.6               47.5(7)            42.3(8)
   Micromill                                                     (30.7)(5)          (63.4)(5)          (24.5)
   Eliminations                                                    6.9                8.9               (5.9)
   Corporate                                                     (62.5)             (64.7)             (72.7)
                                                          ------------       ------------       ------------

        Total Operating Income (Loss)                     $      (28.6)      $       91.0       $      169.9
                                                          ============       ============       ============

Net Income (Loss)                                         $      (52.4)(6)   $        2.7       $       52.1
                                                          ============       ============       ============

Capital Expenditures                                      $       68.4       $       77.6       $      128.5
                                                          ============       ============       ============

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


(1) Net sales for the year ended December 31, 1999, included approximately 264 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 131 tons of alumina purchased from third parties and transferred to the Company's primary aluminum business unit.

(2) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.

(3) Operating income (loss) for the year ended December 31, 1999, included charges of $5.0 related to insurance deductibles and self-insurance provisions and estimated business interruption insurance recoveries totaling $41.0. Additionally, depreciation was suspended for the Gramercy, Louisiana alumina refinery for the last six months of 1999, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy refinery for the six months ended June 30, 1999, was approximately $6.0.

(4) Operating income (loss) for the year ended December 31, 1999, included potline restart costs of $12.8.

(5) Operating income (loss) for the years ended December 31, 1999 and 1998 included non-cash charges of $19.1 and $45.0, respectively, related to the impairment of the Company's Micromill assets.

(6) Net income (loss) for the year ended December 31, 1999, included a pre-tax gain of $85.0 on involuntary conversion at Gramercy facility, which amount represents the difference between the minimum expected property damage reimbursement amount for the Gramercy alumina refinery and the net carrying value of the damaged property.

(7) Operating income (loss) for the year ended December 31, 1998, for the Bauxite and alumina, Primary aluminum, Flat-rolled products and Engineered products segments included unfavorable strike-related impacts of approximately $11.0, $29.0, $16.0, and $4.0, respectively.

(7) Operating income (loss) for the year ended December 31, 1997, included pre-tax charges of $2.6, $12.5 and $4.6 related to restructuring of operations for the Flat-rolled products, Engineered products and Corporate segments, respectively.

This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see "Overview," "Results of Operations," "Liquidity and Capital Resources" and "Other Matters"). Such statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

OVERVIEW

Market-related Factors

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 12 of Notes to Consolidated Financial Statements for a discussion of the Company's hedging activities.

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

During 1999, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase ending 1999 at $.79 per pound. During 1998, the AMT price per pound of primary aluminum experienced a steady decline during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. During 1997, the AMT price remained in the $.75 to $.80 price range for the first eleven months before declining to the low $.70 range in December.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



Subsequent to December 31, 1999, the AMT price continued to rise. At January 28, 2000, the AMT price was approximately $.84 per pound.

Incident at Gramercy Facility

On July 5, 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is currently expected to remain completely curtailed until the third quarter of 2000 when the Company expects to begin partial production. Based on current estimates, full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. The Company has received the regulatory permit required to operate the plant once the facility is ready to resume production.

The cause of the incident is under investigation by the Company and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although the Company expects that a fine will be levied, the Company cannot predict the amount of any such fine(s). It is possible that other civil or criminal fines or penalties could be levied against the Company. The Company has previously announced that it disagrees with the substance of the citations and has challenged them. However, as more fully explained below, based on what is known to date and discussions with the Company's advisors, the Company believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts were charged to Cost of products sold in 1999.

The Company's insurance policies provide that the Company will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. Based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded a pretax gain of $85.0, representing the difference between the minimum expected property damage reimbursement amount and the net carrying value of the damaged property of $15.0. The receivable attributable to the minimum expected property damage reimbursement has been classified as a long-term item in Other assets, despite the fact that substantially all such amounts are expected to be spent during 2000, as such proceeds will be invested in property, plant and equipment. The overall impact of recognizing the gain will be a significant increase in stockholders' equity and an increase in deprecation expense in future years once production is restored.

The Gramercy facility has incurred incremental costs for clean-up and other activities during 1999 and will continue to incur such costs in 2000. These clean-up and site preparation activities have been offset by accruals of approximately $14.0 million for estimated insurance recoveries.

The Company's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. The Company had recorded expected business interruption insurance recoveries totaling $19.0 million and $41.0 million in the quarter and year ended December 31, 1999, as a reduction of Cost of products sold, which amounts substantially offset actual expenses incurred during these periods. However, the business interruption insurance amounts recorded represent estimates of the Company's business interruption coverage, based on preliminary discussions with the insurance carriers and their representatives, and are, therefore, subject to change. The Company currently believes that additional amounts may be recoverable. Any adjustments to the recorded amounts of expected recovery will be reflected from time to time as such amounts are agreed to by the insurance carriers. The amounts of such adjustments could be material.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


The incident has also resulted in thirty-six class action lawsuits being filed against the Company alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, the Company does not currently believe the damages will exceed the amount of coverage under its liability policies.

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

As a result of the USWA strike, the Company temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons per year of production capacity out of a total combined production capacity of 273,000 tons per year at the facilities). Restarts of the two Mead potlines were completed during mid-1999. While a portion of the curtailed potline at Tacoma has been restarted to meet internal requirements, the timing for a complete restart of the potline (representing approximately 10,000 tons of idle production capacity) has yet to be determined and will depend upon market conditions and other factors.

While the Company initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, the Company currently believes that its operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were virtually eliminated as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that the Company's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on its operating results, will be successful.

The Company and the USWA continue to communicate. The objective of the Company has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

Strategic Initiatives

The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of its non-core businesses; and strengthening its financial position.

In addition to working to improve the performance of its existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), the rationalization of certain of the Company's engineered products operations and the Company's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill.

This process has continued in 1999. In February 1999, the Company completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP"), an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, the Company completed the sale of its 50% interest in AKW,

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



to its partner for $70.4 million. The strategic analysis process also resulted in the Company's decision in the latter part of 1998 to seek a strategic partner for the further development and deployment of its Micromill(TM) technology and to the Company's later agreement in January 2000 to sell the Micromill assets and technology, for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology.

Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursing claims in this regard. During 1998, the Company received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future environmental claims. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of the Company, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies. However, during 1999, the Company reached preliminary agreements under which it expects to collect a substantial portion of its expected asbestos-related payments from certain insurance carriers in 2000.

Additional portfolio analysis and initiatives are continuing.

Valco Operating Level

In 1999, the power allocation for the Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana was sufficient for the smelter to operate three out of a total of five potlines as of January 1. Each of Valco's potlines is capable of producing approximately 40,000 tons per year of primary aluminum. However, production was well below this level in the first half of the year due to the timing of restarts for the two incremental potlines. Consequently, to compensate for the low production in the first half of the year, Valco operated above an equivalent three-potline annual rate during the last six months of 1999. At December 31, 1999, Valco was operating four potlines.

Valco operated only one potline during most of 1998. However, Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. However, Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998.

Under a December 1999 agreement between Valco and the VRA, Valco's power allocation for 2000 and 2001 will be sufficient for the smelter to operate four of its five potlines. Valco and the VRA also reached an agreement in December 1999 that provides a framework for resolving longer-term issues. This framework, among other things, is anticipated to result in an improvement in the reliability of Valco's long-term power supply and an increase in the price for power beginning in 2000. The increase in the price for power will be partially offset by net payments of approximately $13 million Valco will receive from the VRA over the period 2000 to 2001 with respect to the provision of power in 1998 and 1999.

Flat-Rolled Products

In December 1999, the Company announced that its flat-rolled products business unit expects to accelerate its product mix shift toward higher value added product lines such as heat-treat, beverage can lid and tab stock, automotive and other niche businesses, and away from beverage can body stock. The initial steps of this process should be completed by early 2000, at which point the Company will assess related issues such as employment levels at the Trentwood facility. Although the shift in product mix is expected to have a favorable impact on the Company's results and financial position over the long term, it is possible that such a product mix shift may result in certain non-recurring charges that would have an adverse impact on the Company's near term results.

RESULTS OF OPERATIONS

1999 AS COMPARED TO 1998

Summary - The Company reported a net loss of $52.4 million for 1999 compared to net income of $2.7 million for 1998. Net sales in 1999 totaled $2,044.3 million compared to $2,256.4 million in 1998.

Net loss for 1999 included a non-cash pre-tax charge of $19.1 million to reduce the carrying value of the Company's Micromill assets, pre-tax charges of $32.8 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions and non-cash pre-tax charges of $53.2 million for asbestos-related claims. The 1999 charges were offset by a gain on involuntary

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


conversion at Gramercy facility of $85.0 million, a pre-tax gain of $50.5 million on the sale of the Company's 50% interests in AKW and a non-cash tax benefit of $4.0 million resulting from the resolution of certain tax matters. Net income for 1998 included approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with the strike by members of the USWA (more fully discussed above), a non-cash pre-tax charge of $45.0 million to reduce the carrying value of the Company's Micromill assets, (more fully discussed above) and a non-cash tax benefit of $8.3 million resulting from the resolution of certain tax matters.

Bauxite and Alumina - Third party net sales were down 16% in 1999 as compared to 1998 as a result of a 10% decline in third party average realized prices and a 7% decrease in third party alumina shipments. The decline in the average realized prices in 1999 as compared to 1998 was primarily attributable to a decrease in net gains from the Company's hedging activities. The decrease in year-over-year shipments was primarily the net effect of the Gramercy incident after considering the 264,000 tons of alumina purchased by the Company from third parties to fulfill third party sales contract.

Intersegment net sales for 1999 declined 5% as compared to 1998. The decline was primarily due to a 6% decline in the intersegment average realized price, offset in part by a 1% increase in intersegment shipments, resulting from potline restarts at Valco and at the Company's Washington smelters. Intersegment net sales include approximately 131,000 tons of alumina purchased from third-parties and transferred to the primary aluminum business unit.

Segment operating income was down in 1999 as compared to 1998 primarily as a result of the price and volume factors discussed above. Segment operating income for 1999 was also adversely affected by the $5.0 million cost of insurance deductibles and self- retention provisions related to the Gramercy incident and was favorably impacted by the fact that depreciation on the Gramercy facility was suspended in July 1999. Segment operating income for 1998 included the adverse impact of approximately $11.0 million of incremental strike-related costs.

Primary Aluminum - Third party net sales of primary aluminum were up 7% as compared to 1998 as a result of a 12% increase in third party shipments offset by a 6% decrease in the average realized third party sales prices. The increase in shipments was primarily due to the favorable impact of Valco operating three potlines in 1999 as compared to one potline in 1998. While average primary aluminum market prices for 1999 were approximately the same as 1998, the Company experienced a reduction in third party average realized prices as a result of a decrease in net gains from the Company hedging activities.

Intersegment net sales for 1999 were up 3% as compared to 1998. Intersegment shipments increased 5% due to the timing of shipments to the Company's fabricated business units while intersegment average realized prices were down 2%.

Segment operating income for 1999 was down compared to 1998. The most significant component of this decline was the reduction in the average realized prices discussed above. Results for 1999 were also adversely impacted by costs of approximately $1.3 million and $12.8 million for the fourth quarter and the year, respectively, associated with preparing and restarting potlines at Valco and the Washington smelters. The favorable impact of Valco operating at a higher rate in 1999 (as compared to 1998) was substantially offset by the fact that Valco earned mitigating compensation of approximately $29.0 million in 1998 for two of its curtailed potlines. Segment operating income for 1998 included the adverse impact of approximately $29.0 million of incremental strike-related costs and the favorable impact of the previously mentioned compensation earned by Valco as a result of the curtailment of two of its potlines.

Flat-Rolled Products - Net sales of flat-rolled products for 1999 declined by 19% compared to 1998 as a result of a 13% decline in average realized prices and an 8% decline in product shipments. The decline in average realized prices resulted primarily from a shift in product mix (from aerospace products, which have a higher price and operating margin, to other products) and a reduction in prices resulting from reduced demand for heat treat products. The reduction in shipments was primarily due to reduced demand in 1999 for aerospace heat treat products offset, in small part, by increased shipments of general engineered products.

The decline in 1999 prices and shipments as compared to 1998 was responsible for the decline in segment operating income for 1999. Segment operating income for 1998 included the adverse impact of approximately $16.0 million of incremental strike- related costs.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



Engineered Products - Net sales of engineered products for 1999 decreased 7% compared to 1998 primarily due to an 8% decline in average realized prices. Product shipments were essentially flat. The decline in the average sales realized prices in 1999 was attributable to a change in product mix (higher ground transportation products offset by lower aerospace shipments). While there was a strong increase in 1999 in the demand for ground transportation products it was offset by a reduced demand for aerospace products.

Segment operating income for 1999 decreased compared to 1998 as a result of the factors discussed above as well as the reduced equity in earnings from AKW (which partnership interests were sold in April 1999). Segment operating income for 1998 included the adverse impact of approximately $4.0 million of incremental strike-related costs.

Eliminations - Eliminations of intersegment profits vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other - Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses for 1999 were lower than 1998 primarily due to reduced incentive compensation expense resulting from the decline in operating results.

1998 AS COMPARED TO 1997

Summary - The Company reported net income of $2.7 million for 1998 compared to net income of $52.1 million for 1997. Net sales in 1998 totaled $2,256.4 million compared to $2,373.2 million in 1997.

Net income for 1998 included the effect of certain non-recurring items, including approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with a strike by members of the USWA (more fully discussed above), a pre-tax non-cash charge of $45.0 million to reduce the carrying value of the Company's Micromill assets and a non-cash tax benefit of $8.3 million resulting from the resolution of certain tax matters. Net income for 1997 included the effect of two essentially offsetting non-recurring items: a $19.7 million pre-tax restructuring charge and a non-cash tax benefit of approximately $12.5 million related to the settlement of certain tax matters.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



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

Operating Activities

In 1999, operating activities used $90.1 of cash. This amount compares with 1998 and 1997 when operating activities provided cash of $171.2 and $45.6 million, respectively. The decrease in cash flows from operating activities between 1999 and 1998 was due primarily to the impact of 1999 results, excluding non-cash charges, and an increased investment in working capital (excluding cash). The increase in cash flows from operating activities between 1998 and 1997 was due primarily to a reduced investment in working capital (excluding cash), the receipt of $35.0 million of environmental insurance recoveries and the impact of 1998 results (excluding non-cash charges).

Investing Activities

Total consolidated capital expenditures were $68.4, $77.6, and $128.5 million in 1999, 1998, and 1997, respectively (of which $4.8, $7.2, and $6.6 million were funded by the minority partners in certain foreign joint ventures). Except for the purchase in 1999 of the remaining 45% interest in KLHP for approximately $10.0 million, capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total consolidated capital expenditures, excluding the expenditures to rebuild the Gramercy, Louisiana facility which will be partially funded with insurance proceeds (see "- Overview - Incident at Gramercy Facility" above,) are currently expected to be between $80.0 and $115.0 million per year in each of 2000 through 2002 (of which approximately 10% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See "-
Financing Activities and Liquidity" below for a discussion of Gramercy related capital spending. Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

Financing Activities and Liquidity

As of December 31, 1999, the Company's total consolidated indebtedness was $972.8 million, including $10.4 million outstanding under the Company's credit agreement, as amended, (the "Credit Agreement"). At February 29, 2000, the Company had $212.6 million of unused availability remaining under the Credit Agreement after allowing for $30.0 million of outstanding borrowings and $82.4 million for outstanding letters of credit.

Under the Credit Agreement, the Company is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable and eligible inventory. The Credit Agreement, which matures in August 2001, is guaranteed by Kaiser and by certain significant subsidiaries of the Company. The Credit Agreement requires the Company to comply with certain financial covenants, places significant restrictions on the Company, and is secured by a substantial majority of the Company's assets. The Credit Agreement significantly restricts the Company's ability, and does not permit Kaiser, to pay any dividends on their common stock. The indentures governing the Company's public debt includes various restrictions on the Company and its subsidiaries and repurchase obligations upon a Change of Control (as defined).

The Company's near-term liquidity will be, as more fully discussed below, affected by three significant items: the Gramercy incident, aluminum hedging margin requirements and the amount of net payments for asbestos liabilities.

As of December 31, 1999, the Company had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred relating to the Gramercy incident of approximately $55.0 million. As of December 31, 1999, approximately $50.0 million of insurance recoveries had been received. Additionally, through February 29, 2000, the Company had received approximately $25.0 million of additional insurance recoveries. During 2000, capital spending related to rebuilding the Gramercy facility is expected to be approximately $200.0 million. The Company believes that between 50% and 80% of such expenditures will ultimately be funded by proceeds from the Company's insurance contracts. The remainder of the Gramercy-related capital expenditures will be funded by the Company using existing cash resources, funds from operations and/or borrowings under the Company's Credit Agreement. The amount of capital expenditures to be funded by the Company will depend on, among other things, the ultimate cost and timing of the rebuild and negotiations with the insurance carriers. In addition, the Company will incur continuing expenses and experience lost profits subsequent to 1999 as a result of the Gramercy incident which amounts (based on current primary aluminum prices and available facts and circumstances) are expected to total another $100.0 million, which amount is expected to be largely offset by insurance recoveries.

The Company continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when the Company expends funds and when it is reimbursed. The Company will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were other significant uses of the Company's existing Credit Agreement capacity, delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on the Company's liquidity and operating results.

Hedging activities could also have an adverse impact on the Company's near-term liquidity. At December 31, 1999, the Company had made margin advances of $38.0 million and had posted letters of credit totaling $40.0 million in lieu of making margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in the Company having to make additional margin advances or post additional letters of credit and such amounts could be significant. The Company's exposure to margin advances is expected to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than the Company's 2001 positions, expire. The Company is considering various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that the Company will be successful in this regard.

The Company's estimated annual cash payments, prior to insurance recoveries, for asbestos-related costs will be approximately $75.0 million to $85.0 million for each of the years 2000 through 2002. The Company believes that it will recover a substantial portion of these payments from insurance. Preliminary agreements have been reached with certain insurance carriers under which

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



it expects to collect a substantial portion of its 2000 asbestos-related payments. However, delays in receiving these or future insurance repayments would have an adverse impact on the Company's liquidity.

While no assurance can be given that existing cash sources will be sufficient to meet the Company's short-term liquidity requirements, management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year.

The Company's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. The Company will need to refinance all or a substantial portion of its debt on or before its maturity. No assurance can be given that the Company will be able to refinance its debt on acceptable terms. However, with respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

Commitments and Contingencies

The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Act of 1986 ("CERCLA") and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA. Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals of $48.9 million at December 31, 1999. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 million.

The Company is also a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not sold for at least 20 years. Based on past experience and reasonably anticipated future activity, the Company has established a $387.8 million accrual at December 31, 1999, for estimated asbestos-related costs for claims filed and estimated to be filed through 2009, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $315.5 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 1999. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise.

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

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board ("NLRB")by the USWA. The Company responded to all such allegations and believes that they are without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative law judge for a hearing whose outcome would be subject to an additional appeal either by the USWA or the Company. This process could take months or years. There can be no certainty that the original NLRB decision will be upheld. If these proceedings eventually resulted in a definitive ruling against the Company, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

See Note 11 of Notes to Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting management's beliefs. See also "Overview."

OTHER MATTERS

Year 2000 Readiness Disclosure

Although the Company did experience some minor inconveniences in connection with the year 2000 date change, such inconveniences did not have any material adverse impacts on the Company's results of operations or financial condition. The Company had a company-wide program which coordinated the year 2000 efforts of its individual business units and tracked their progress. Each of the Company's business units developed year 2000 plans specifically tailored to its individual situation. A wide range of solutions were implemented, including modifying existing systems and, in limited cases where it was cost effective, purchasing new systems. Total spending related to these projects, which began in 1997 and continued through 1999, was $8.3 million. System modification costs were expensed as incurred. Costs associated with new systems were capitalized and will be amortized over the life of the system.

Income Tax Matters

The Company's net deferred income tax assets as of December 31, 1999, were $435.6 million, net of valuation allowances of $125.6 million. The Company believes a long-term view of profitability is appropriate and has concluded that these net deferred income tax assets will more likely than not be realized. See
Note 6 of Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 12 of Notes to Consolidated Financial Statements, the Company utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate the Company's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to the Company's hedging positions with respect to commodity and foreign exchange contracts described more fully in Note 12 of Notes to Consolidated Financial Statements. The impact of market changes on energy derivative activities is generally not significant.

Alumina and Primary Aluminum

Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. The Company's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes the Company estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $15.0 million.

As of December 31, 1999, approximately 65% and 45% of the Company's net hedgeable volume with respect to 2000 and 2001, respectively, is subject to a minimum and maximum contract price. Based on the average December 1999 London Metal Exchange ("LME") cash price for primary aluminum of approximately $.71 per pound, the Company estimates that it would realize a net aggregate pre-tax reduction in operating income of approximately $70.0 million from its hedging positions and fixed price customer contracts during 2000 and 2001. The Company estimates that a hypothetical $.10 increase from the above stated December 1999 price would result in an additional net aggregate pre-tax reduction in operating income of approximately $130.0 million being realized during 2000 and 2001 related to the Company's hedging positions and fixed price customer contracts.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



Approximately 40% of the total reductions in operating income would occur in the first half of 2000. Both amounts are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, the Company estimates that a hypothetical $.10 decrease from the above stated December 1999 price level would result in an aggregate pre-tax increase in operating income of approximately $30.0 million being realized during 2000 and 2001 related to the Company's hedging positions and fixed price customer contracts. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, any increase or decrease in earnings attributable to the Company's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

As stated in Note 12 of Notes to the Consolidated Financial Statements, the Company has certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. The Company estimates that a hypothetical $.10 increase in spot market prices from the December 31, 1999, LME cash price of $.74 per pound would, if the forward market were in a "contango" position (i.e., where future prices exceed spot prices), result in additional aggregate mark-to-market charges of between $20.0 - $30.0 million during 2000 and 2001. Conversely, the Company estimates that a hypothetical $.10 decrease in year-end 1999 spot market prices would result in aggregate mark-to-market income of between $20.0 - $30.0 million during 2000 and 2001. For purposes of this computation, the Company assumed that the forward market would be essentially "flat" (i.e., future prices would approximate the current forward market price).

The foregoing estimated earnings impact on 2001 excludes the possible effect on pre-tax income of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company as of January 1, 2001.

In addition to having an impact on the Company's earnings, a hypothetical $.10-per-pound change in primary aluminum prices would also impact the Company's cash flows and liquidity through changes in possible margin advance requirements. At December 31, 1999, the Company had made margin advances of $38.0 million and had posted letters of credit totaling $40.0 million in lieu of paying margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in the Company having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the year-end 1999 price) by March 31, 2000 and the forward curve were as described above, it is estimated that the Company could be required to make additional margin advances in the range of $75 to $100 million. On the other hand, a hypothetical $.10 decrease in primary aluminum prices by March 31, 2000, using the same forward curve assumptions stated above, would be expected to result in the Company receiving a substantial majority of its previous margin advances. The Company's exposure to margin advances is expected to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than the Company's 2001 positions, expire. The Company is considering various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that the Company will be successful in this regard.

Foreign Currency

The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with its 28.3%-owned affiliate, Queensland Alumina Limited. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1-$2 million (decrease) increase in the Company's annual pre-tax earnings.

At December 31, 1999, the Company held derivative foreign currency contracts hedging approximately 82% and 27% of its A$ currency commitments for 2000 and 2001, respectively. The Company estimates that a hypothetical 10% reduction in the A$ exchange rate would result in the Company recognizing a net aggregate pre-tax cost of approximately $3 - $10 million during 2000 and 2001 related to the Company's foreign currency hedging positions. This cost is versus what the Company's results would have been without the Company's derivative foreign currency contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, any increase or decrease in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                           PAGE
                                                                                                                   ----
   Report of Independent Public Accountants..........................................................................31

   Consolidated Balance Sheets.......................................................................................32

   Statements of Consolidated Income (Loss)..........................................................................33

   Statements of Consolidated Cash Flows.............................................................................34

   Notes to Consolidated Financial Statements........................................................................35

   Quarterly Financial Data (Unaudited)..............................................................................60

   Five-Year Financial Data..........................................................................................61

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

-------------------------------------------------------------------------------


To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical
Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum & Chemical Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income (loss) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical Corporation and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                            ARTHUR ANDERSEN LLP



Houston, Texas
March 7, 2000

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS



                                                                                                       December 31,
                                                                                                  ------------------------
(In millions of dollars, except share amounts)                                                       1999         1998
                                                                                                  ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                                      $     21.2    $     98.3
   Receivables:
     Trade, less allowance for doubtful receivables of $5.9 in 1999 and $6.2 in 1998                   154.1         170.1
     Other                                                                                             112.8         118.1
   Inventories                                                                                         546.1         543.5
   Prepaid expenses and other current assets                                                           145.6         104.9
                                                                                                  ----------    ----------


     Total current assets                                                                              979.8       1,034.9

Investments in and advances to unconsolidated affiliates                                                96.9         128.3
Property, plant, and equipment - net                                                                 1,053.7       1,108.7
Deferred income taxes                                                                                  438.2         376.9
Other assets                                                                                           634.3         346.0
                                                                                                  ----------    ----------


     Total                                                                                        $  3,202.9    $  2,994.8
                                                                                                  ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $    231.7    $    173.3
   Accrued interest                                                                                     37.7          37.3
   Accrued salaries, wages, and related expenses                                                        62.1          73.8
   Accrued postretirement medical benefit obligation - current portion                                  51.5          48.2
   Other accrued liabilities                                                                           170.0         150.2
   Payable to affiliates                                                                                84.6          75.3
   Long-term debt - current portion                                                                       .3            .4
                                                                                                  ----------    ----------


     Total current liabilities                                                                         637.9         558.5

Long-term liabilities                                                                                  727.3         533.0
Accrued postretirement medical benefit obligation                                                      678.3         694.3
Long-term debt                                                                                         972.5         962.6
Minority interests                                                                                      96.7         101.9
Redeemable preference stock - aggregate liquidation value of $ 19.5 in 1999 and
   $21.1 in 1998                                                                                        19.5          20.1
Commitments and contingencies
Stockholders' equity:
   Preference stock - cumulative and convertible, par value $100, authorized
     1,000,000 shares, issued and outstanding, 19,538 and 19,963 in 1999 and 1998                        1.5           1.5
   Common stock, par value 331/3 cents, authorized 100,000,000 shares;
     issued and outstanding, 46,171,365                                                                 15.4          15.4
   Additional capital                                                                                2,173.0       2,052.8
   Accumulated deficit                                                                                (205.1)       (151.2)
   Accumulated other comprehensive income - additional minimum pension liability                        (1.2)          -
   Note receivable from parent                                                                      (1,912.9)     (1,794.1)
                                                                                                  ----------    ----------


     Total stockholders' equity                                                                         70.7         124.4
                                                                                                  ----------    ----------


     Total                                                                                        $  3,202.9    $  2,994.8
                                                                                                  ==========    ==========





           The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

-------------------------------------------------------------------------------

                                                                                            Year Ended December 31,
                                                                                    --------------------------------------
(In millions of dollars)                                                               1999          1998          1997
                                                                                    ----------    ----------    ----------
Net sales                                                                           $  2,044.3    $  2,256.4    $  2,373.2
                                                                                    ----------    ----------    ----------

Costs and expenses:
   Cost of products sold                                                               1,859.2       1,906.2       1,951.2
   Depreciation and amortization                                                          89.5          99.1         102.5
   Selling, administrative, research and development, and general                        105.1         115.1         129.9
   Non-cash impairment of Micromill assets/restructuring of operations                    19.1          45.0          19.7
                                                                                    ----------    ----------    ----------
     Total costs and expenses                                                          2,072.9       2,165.4       2,203.3
                                                                                    ----------    ----------    ----------


Operating income (loss)                                                                  (28.6)         91.0         169.9

Other income (expense):
   Interest expense                                                                     (110.1)       (110.0)       (110.7)
   Gain on involuntary conversion at Gramercy facility                                    85.0            --            --
   Other - net                                                                           (35.8)          3.5           2.8
                                                                                    ----------    ----------    ----------


Income (loss) before income taxes and minority interests                                 (89.5)        (15.5)         62.0

Benefit (provision) for income taxes                                                      32.6          16.4          (9.4)

Minority interests                                                                         4.5           1.8           (.5)
                                                                                    ----------    ----------    ----------


Net income (loss)                                                                   $    (52.4)   $      2.7    $     52.1
                                                                                    ==========    ==========    ==========




        The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------


                                                                                              Year Ended December 31,
                                                                                        ----------------------------------
(In millions of dollars)                                                                   1999        1998        1997
                                                                                        ---------    --------    ---------
Cash flows from operating activities:
   Net income (loss)                                                                    $   (52.4)   $    2.7    $    52.1

   Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization (including deferred financing costs of $4.3,
         $3.9, and $6.1)                                                                     93.8       103.0        108.6
       Non-cash impairment of Micromill assets/restructuring of operations                   19.1        45.0         19.7
       Gain on involuntary conversion at Gramercy facility                                  (85.0)         --           --
       Gain on sale of interest in AKW joint venture                                        (50.5)         --           --
       Non-cash benefit for income taxes                                                       --        (8.3)       (12.5)
       Equity in (income) loss of unconsolidated affiliates, net of distributions            (4.9)         .1          7.8
       Minority interests                                                                    (4.5)       (1.8)          .5
       Decrease (increase) in receivables                                                    21.3        61.0        (94.0)
       (Increase) decrease in inventories                                                    (2.6)       24.8         (9.3)
       (Increase) decrease in prepaid expenses and other current assets                     (66.9)       30.1        (10.1)
       Increase (decrease) in accounts payable and accrued interest                          58.8        (3.2)       (11.1)
       Increase (decrease) in payable to affiliates and accrued liabilities                  19.6       (45.2)       (23.9)
       Decrease in accrued and deferred income taxes                                        (55.1)      (26.2)       (16.8)
       Increase (decrease) in net long-term assets and liabilities                           15.7       (23.9)        28.8
       Other                                                                                  3.5        13.1          5.8
                                                                                        ---------    --------    ---------


         Net cash (used) provided by operating activities                                   (90.1)      171.2         45.6
                                                                                        ---------    --------    ---------


Cash flows from investing activities:
   Proceeds from sale of interest in AKW joint venture                                       70.4          --           --
   Additions to property, plant, and equipment                                              (68.4)      (77.6)      (128.5)
   Other                                                                                      1.1         3.2         19.9
                                                                                        ---------    --------    ---------


         Net cash provided (used) by investing activities                                     3.1       (74.4)      (108.6)
                                                                                        ---------    ----------  ----------



Cash flows from financing activities:
   Borrowings under credit facility, net                                                     10.4          --           --
   Borrowings of long-term debt                                                                --          --         19.0
   Repayments of long-term debt                                                               (.6)       (8.9)        (8.8)
   Net payments to parent                                                                      --          --         (4.2)
   Decrease (increase) in restricted cash, net                                                 .8         4.4         (5.2)
   Incurrence of financing costs                                                               --         (.6)         (.9)
   Preference stock dividends paid                                                            (.5)        (.6)         (.6)
   Capital contributions                                                                      1.4          .1           .3
   Redemption of preference stock                                                            (1.6)       (8.7)        (2.1)
                                                                                        ---------    --------    ----------


         Net cash provided (used) by financing activities                                     9.9       (14.3)        (2.5)
                                                                                        ---------    ---------   ----------


Net (decrease) increase in Cash and cash equivalents during the year                        (77.1)       82.5        (65.5)
Cash and cash equivalents at beginning of year                                               98.3        15.8         81.3
                                                                                        ---------    --------    ---------


Cash and cash equivalents at end of year                                                $    21.2    $   98.3    $    15.8
                                                                                        =========    ========    =========


Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest                                           $   105.4    $  106.3    $   102.7
   Income taxes paid                                                                         24.1        13.5         22.6
   Tax allocation payments to Kaiser Aluminum Corporation                                      --         3.3          1.8
   Tax allocation payments to MAXXAM Inc.                                                      --          --         11.8


           The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the statements of Kaiser Aluminum & Chemical Corporation (the "Company") and its majority owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser Aluminum Corporation ("Kaiser") which is a subsidiary of MAXXAM Inc. ("MAXXAM"). The Company operates in all principal aspects of the aluminum industry-the mining of bauxite (the major aluminum bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina, before consideration of the Gramercy incident (see Note 2), and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note 13).

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


                                                          December 31,
                                                      -------------------
                                                        1999        1998
                                                      -------     -------
Finished fabricated products                          $ 118.5     $ 112.4
Primary aluminum and work in process                    189.4       205.6
Bauxite and alumina                                     124.1       109.5
Operating supplies and repair and maintenance parts     114.1       116.0
                                                      -------     -------
                                                      $ 546.1     $ 543.5
                                                      =======     =======

DEPRECIATION

Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives of land improvements, buildings, and machinery and equipment are 8 to 25 years, 15 to 45 years, and 10 to 22 years, respectively.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method to account for a stock-based compensation plan whereby compensation cost is recognized only to the extent that the quoted market price of the stock at the measurement date exceeds the amount an employee

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


must pay to acquire the stock. No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 1999, 1998 and 1997 were at or above the market price (see Note 7).

OTHER INCOME (EXPENSE)
Other expense in 1999, 1998, and 1997, includes $53.2, $12.7, and $8.8, of pre-tax charges related principally to establishing additional litigation reserves for asbestos claims net of estimated aggregate insurance recoveries pertaining to operations which were discontinued prior to the acquisition of the Company by MAXXAM in 1988. Other expense in 1999 also includes $32.8 of pre-tax charges to reflect mark-to-market adjustments on certain primary aluminum hedging transactions and a net pre-tax gain of $50.5 on the sale of the Company's 50% interest in AKW L.P. (see Note 3). Other income in 1998 includes $12.0 attributable to insurance recoveries related to certain incurred environmental costs (see Note 11).

DEFERRED FINANCING COSTS
Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing.

FOREIGN CURRENCY
The Company uses the United States dollar as the functional currency for its foreign operations.

DERIVATIVE FINANCIAL INSTRUMENTS
Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company's exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company's exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's boards of directors. Hedging transactions are executed centrally on behalf of all of the Company's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

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

The Company has established margin accounts and credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses are in excess of such credit limits, the Company is entitled to receive advances from the counterparties on open positions or is required to make margin advances to counterparties, as the case may be. At December 31, 1999, the Company had made margin advances of $38.0 and had posted letters of credit totaling $40.0 in lieu of paying margin advances. At December 31, 1998, the Company had received $9.9 of margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in the Company having to make additional margin advances or post additional letters of credit and such amounts could be significant. Management considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

Deferred gains or losses as of December 31, 1999, are included in Prepaid expenses and other current assets and Other accrued liabilities (see Note 12).

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of its outstanding indebtedness to be $970.5 and $950.0 at December 31, 1999 and 1998, respectively, based on quoted market prices for the Company's 9 7/8% Senior Notes due 2002 (the "9 7/8% Notes"), 12 3/4% Senior Subordinated Notes due 2003 (the "12 3/4% Notes"), and 10 7/8% Senior Notes due 2006 (the "10 7/8% Notes"), and the discounted

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


(In millions of dollars, except share amounts)


future cash flows for all other indebtedness, using the current rate for debt of similar maturities and terms. The Company believes that the carrying amount of other financial instruments is a reasonable estimate of their fair value, unless otherwise noted.

LABOR RELATED COSTS
The Company is currently operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in January 1999. However, the Company has continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities), for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying consolidated financial statements for the year ended December 31, 1999, the Company has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

All incremental operating costs incurred as a result of the USWA strike and subsequent lockout are being expensed as incurred. During 1998, such costs were substantial, totaling approximately $50.0. The Company's 1998 results also reflect reduced profitability of approximately $10.0 resulting from the strike-related curtailment of three potlines (representing approximately 70,000 tons* of annual capacity) at the Company's Mead and Tacoma, Washington, smelters and certain other shipment delays experienced at the other affected facilities at the outset of the USWA strike. During 1999, strike related costs were virtually eliminated except for the restart costs of approximately $12.8 associated with restarting potlines at the Company's smelters and the impact of reduced volume.

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

2.   INCIDENT AT GRAMERCY FACILITY

On July 5, 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is currently expected to remain completely curtailed until the third quarter of 2000 when the Company expects to begin partial production. Based on current estimates, full

------------

         *All references to tons in this report refer to metric tons of 2,204.6 pounds.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


(In millions of dollars, except share amounts)


production is expected to be achieved during the first quarter of 2001 or shortly thereafter. KACC has received the regulatory permit required to operate the plant once the facility is ready to resume production.

The cause of the incident is under investigation by the Company and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although the Company expects that a fine will be levied, the Company cannot predict the amount of any such fine(s). It is possible that other civil or criminal fines or penalties could be levied against the Company. The Company has previously announced that it disagrees with the substance of the citations and has challenged them. However, as more fully explained below, based on what is known to date and discussions with the Company's advisors, the Company believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts have been charged to Cost of products sold in 1999.

The Company has significant amounts of insurance coverage related to the Gramercy incident. The Company's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

Property Damage. The Company's insurance policies provide that the Company will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. Based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded a pretax gain of $85.0, representing the difference between the minimum expected property damage reimbursement amount and the net carrying value of the damaged property of $15.0. The receivable attributable to the minimum expected property damage reimbursement has been classified as a long-term item in Other assets, despite the fact that substantially all such amounts are expected to be spent during 2000, as such proceeds will be invested in property, plant and equipment. The overall impact of recognizing the gain will be a significant increase in stockholders' equity and an increase in depreciation expense in future years once production is restored.

Clean-up and Site Preparation. The Gramercy facility has incurred incremental costs for clean up and other activities during 1999 and will continue to incur such costs in 2000. These clean-up and site preparation activities have been offset by accruals of approximately $14.0 for estimated insurance recoveries.

Business Interruption. The Company's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. The Company will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that the Company had declared force majeure with respect to the contracts shortly after the incident. The Company is purchasing alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. In consideration of the foregoing items, the Company recorded expected business interruption insurance recoveries totaling $19.0 and $41.0 in the quarter and year ended December 31, 1999, as a reduction of Cost of products sold, which amounts substantially offset actual expenses incurred during these periods. Such business interruption insurance amounts represent estimates of the Company's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

Since production has been completely curtailed at the Gramercy facility, the Company has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0.

Liability. The incident has also resulted in thirty-six class action lawsuits being filed against the Company alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


(In millions of dollars, except share amounts)


neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, the Company does not currently believe the damages will exceed the amount of coverage under its liability policies.

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

Timing of Insurance Recoveries. As of December 31, 1999, the Company had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $55.0. As of December 31, 1999, approximately $50.0 of insurance recoveries had been received. Additionally through February 29, 2000, the Company had received approximately $25.0 of additional insurance recoveries. The Company continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when the Company expends funds and when it is reimbursed. However, the Company will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were to be other significant uses of the Company's existing Credit Agreement capacity, delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on the Company's liquidity and operating results.

3.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Summary of combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey Aluminium Limited ("Anglesey") (49.0% owned), Kaiser Jamaica Bauxite Company (49.0% owned), and AKW L.P ("AKW") (50% owned). The equity in income (loss) before income taxes of such operations is treated as a reduction (increase) in cost of products sold. At December 31, 1999 and 1998, the Company's net receivables from these affiliates were not material. On April 1, 1999, the Company sold its 50% interest in AKW to its partner for $70.4, which resulted in the Company recognizing a net pre-tax gain of $50.5 (included in Other income/expense). The Company's equity in income of AKW was $2.5, $7.8, and $4.8 for the years ended December 31, 1999, 1998, and 1997, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


(In millions of dollars, except share amounts)



SUMMARY OF COMBINED FINANCIAL POSITION

                                                                      December 31,
                                                                   ---------------
                                                                    1999     1998
                                                                   ------   ------
Current assets                                                     $370.4   $356.0
Long-term assets (primarily property, plant, and equipment, net)    344.1    393.9
                                                                   ------   ------
   Total assets                                                    $714.5   $749.9
                                                                   ======   ======
Current liabilities                                                $120.4   $ 92.2
Long-term liabilities (primarily long-term debt)                    368.3    396.6
Stockholders' equity                                                225.8    261.1
                                                                   ------   ------
   Total liabilities and stockholders' equity                      $714.5   $749.9
                                                                   ======   ======


SUMMARY OF COMBINED OPERATIONS

                                                          Year Ended December 31,
                                                        --------------------------
                                                         1999      1998     1997
                                                        ------    ------    ------
Net sales                                               $594.9    $659.2    $644.1
Costs and expenses                                      (582.9)   (651.7)   (637.8)
Benefit (provision) for income taxes                        .8      (2.7)     (8.2)
                                                        ------    ------    ------
Net income (loss)                                       $ 12.8    $  4.8    $ (1.9)
                                                        ======    ======    ======
Company's equity in income                              $  4.9    $  5.4    $  2.9
                                                        ======    ======    ======
Dividends received                                      $   --    $  5.5    $ 10.7
                                                        ======    ======    ======


The Company's equity in income differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. At December 31, 1999, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $9.2. Amortization of the excess investment totaling $9.9, $10.0, and $11.4 is included in Depreciation and amortization for the years ended December 31, 1999, 1998, and 1997, respectively.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as financing, management, and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $152.9, $235.1, and $245.2, in the years ended December 31, 1999, 1998, and 1997, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


4.   PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:


                                                                          December 31,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
Land and improvements                                                 $  166.1    $  164.1
Buildings                                                                230.0       229.5
Machinery and equipment                                                1,519.7     1,549.5
Construction in progress                                                  67.7        43.8
                                                                      --------    --------
                                                                       1,983.5     1,986.9
Accumulated depreciation                                                (929.8)     (878.2)
                                                                      --------    --------
     Property, plant, and equipment, net                              $1,053.7    $1,108.7
                                                                      ========    ========



In the latter part of 1998, the Company decided to seek a strategic partner for the further development and deployment of its Micromill(TM) technology. This change in strategic course was based on management's conclusion that additional time and investment would be required to achieve a commercial success. Given the Company's other strategic priorities, the Company believed that introducing added commercial and financial resources was the appropriate course of action for capturing the maximum long-term value. A number of third parties were contacted regarding joint ventures or other arrangements. In September 1999, based on negotiations with these third parties, the Company concluded that a sale of the Micromill assets and technology was more likely than a partnership. The Company ultimately signed an agreement to sell the Micromill assets and technology in January 2000 for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology. As a result of the changes in strategic course in 1999 and 1998, the carrying value of the Micromill assets was reduced by recording impairment charges of $19.1 and $45.0, respectively.

5.   LONG-TERM DEBT

Long-term debt and its maturity schedule are as follows:

                                                                                                     December 31,
                                                                                             2005   ---------------
                                                                                             and     1999     1998
                                               2000     2001     2002     2003     2004     After    Total    Total
                                              ------   ------   ------   ------   ------   ------   ------   ------
Credit Agreement                                       $ 10.4                                       $ 10.4       --
9 7/8% Senior Notes due 2002, net                               $224.6                               224.6   $224.4
10 7/8% Senior Notes due 2006, net                                                         $225.6    225.6    225.7
12 3/4% Senior Subordinated Notes due 2003                               $400.0                      400.0    400.0
Alpart CARIFA Loans - (fixed and variable rates)
     due 2007, 2008                                                                          60.0     60.0     60.0
Other borrowings (fixed and variable rates)   $   .3       .3       .3       .3   $   .2     50.8     52.2     52.9
                                              ------   ------   ------   ------   ------   ------   ------   ------
Total                                         $   .3   $ 10.7   $224.9   $400.3   $   .2   $336.4    972.8    963.0
                                              ======   ======   ======   ======   ======   ======
Less current portion                                                                                    .3       .4
                                                                                                    ------   ------
     Long-term debt                                                                                 $972.5   $962.6
                                                                                                    ======   ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


CREDIT AGREEMENT

In February 1994, the Company and Kaiser entered into a credit agreement, as amended, (the "Credit Agreement") which provides a $325.0 secured, revolving line of credit through August 2001. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $325.0 or a borrowing base relating to eligible accounts receivable and eligible inventory. As of February 29, 2000, $212.6 (of which $42.6 could have been used for letters of credit) was available to the Company under the Credit Agreement. The Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of the Company. Interest on any outstanding balances will bear a premium (which varies based on the results of a financial test) over either a base rate or LIBOR, at the Company's option.

DEBT COVENANTS AND RESTRICTIONS

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

The obligations of the Company with respect to its 9 7/8% Notes, its 10 7/8% Notes and its 12 3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of the Company. The indentures governing the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes (collectively, the "Indentures") restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that the Company must offer to purchase the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes, respectively, upon the occurrence of a Change of Control (as defined therein), and the Credit Agreement provides that the occurrence of a Change in Control (as defined therein) shall constitute an Event of Default thereunder.

The Credit Agreement significantly restricts the Company's ability, and does not permit Kaiser, to pay dividends on their common stock.

In December 1991, Alumina Partners of Jamaica ("Alpart") entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA"). Alpart's obligations under the loan agreement are secured by two letters of credit aggregating $64.2. The Company is a party to one of the two letters of credit in the amount of $41.7 in respect of its ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

RESTRICTED NET ASSETS OF SUBSIDIARIES

Certain debt instruments restrict the ability of the Company to transfer assets, make loans and advances, and pay dividends to Kaiser. The restricted net assets of the Company totaled $15.7 and $124.4 at December 31, 1999 and 1998, respectively.

CAPITALIZED INTEREST

Interest capitalized in 1999, 1998, and 1997, was $3.4, $3.0, and $6.6, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


6.   INCOME TAXES

Income (loss) before income taxes and minority interests by geographic area is as follows:

                                                                         Year Ended December 31,
                                                                       -----------------------------
                                                                         1999       1998       1997
                                                                       -------    -------    -------
Domestic                                                               $ (81.4)  $  (93.2)   $(110.9)
Foreign                                                                   (8.1)      77.7      172.9
                                                                       -------    -------    -------

     Total                                                             $ (89.5)   $ (15.5)   $  62.0
                                                                       =======    =======    =======


Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The benefit (provision) for income taxes on income (loss) before income taxes and minority interests consists of:


                                                             Federal    Foreign     State      Total
                                                             -------    -------    -------    -------
1999     Current                                             $   (.5)   $ (23.1)   $   (.3)   $ (23.9)
         Deferred                                               43.7        7.1        5.7       56.5
                                                             -------    -------    -------    -------
              Total                                          $  43.2    $ (16.0)   $   5.4    $  32.6
                                                             =======    =======    =======    =======

1998     Current                                             $  (1.7)   $ (16.5)   $   (.2)   $ (18.4)
         Deferred                                               44.3      (12.5)       3.0       34.8
                                                             -------    -------    -------    -------
              Total                                          $  42.6    $ (29.0)   $   2.8    $  16.4
                                                             =======    =======    =======    =======

1997     Current                                             $  (2.0)   $ (28.7)   $   (.2)   $ (30.9)
         Deferred                                               30.0       (7.0)      (1.5)      21.5
                                                             -------    -------    -------    -------
              Total                                          $  28.0    $ (35.7)   $  (1.7)   $  (9.4)
                                                             =======    =======    =======    =======


A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income
(loss) before income taxes and minority interests is as follows:


                                                                                     Year Ended December 31,
                                                                                   --------------------------
                                                                                    1999      1998     1997
                                                                                   ------    ------    ------
Amount of federal income tax benefit (provision) based on the statutory rate       $ 31.4    $  5.4    $(21.7)
Revision of prior years' tax estimates and other changes in valuation allowances      1.1       8.3      12.5
Percentage depletion                                                                  2.8       3.2       4.2
Foreign taxes, net of federal tax benefit                                            (3.2)     (1.9)     (3.1)
Other                                                                                  .5       1.4      (1.3)
                                                                                   ------    ------    ------
Benefit (provision) for income taxes                                               $ 32.6    $ 16.4    $ (9.4)
                                                                                   ======    ======    ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


The components of the Company's net deferred income tax assets are as follows:


                                                   December 31,
                                                 ----------------
                                                  1999      1998
                                                 ------    ------
Deferred income tax assets:
   Postretirement benefits other than pensions   $274.7    $279.4
   Loss and credit carryforwards                  118.1      91.0
   Other liabilities                              146.3     146.4
   Other                                          193.3     132.1
   Valuation allowances                          (125.6)   (107.7)
                                                 ------    ------
     Total deferred income tax assets-net         606.8     541.2
                                                 ------    ------

Deferred income tax liabilities:
   Property, plant, and equipment                (101.6)   (109.9)
   Other                                          (69.6)    (54.8)
                                                 ------    ------
     Total deferred income tax liabilities       (171.2)   (164.7)
                                                 ------    ------
Net deferred income tax assets                   $435.6    $376.5
                                                 ======    ======


The principal component of the Company's net deferred income tax assets is the tax benefit, net of certain valuation allowances, associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30-to-40-year period. If such deductions create or increase a net operating loss, the Company has the ability to carry forward such loss for 20 taxable years. For these reasons, the Company believes that a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized.

A substantial portion of the valuation allowances provided by the Company relates to loss and credit carryforwards. To determine the proper amount of valuation allowances with respect to these carryforwards, the Company evaluated all appropriate factors, including any limitations concerning their use and the year the carryforwards expire, as well as the levels of taxable income necessary for utilization. With regard to future levels of income, the Company believes, based on the cyclical nature of its business, its history of operating earnings, and its expectations for future years, that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

As of December 31, 1999 and 1998, $39.1 and $45.5, respectively, of the net deferred income tax assets listed above are included in the Consolidated Balance Sheets in the caption entitled Prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in the Consolidated Balance Sheets in the captions entitled Other accrued liabilities and Long-term liabilities.

The Company and its domestic subsidiaries (collectively, the "KACC Subgroup") are members of the consolidated return group of which Kaiser is the common parent corporation and are included in Kaiser's consolidated federal income tax returns. During the period from October 28, 1988, through June 30, 1993, the KACC Subgroup was included in the consolidated federal income tax returns of MAXXAM. The tax allocation agreements of the KACC Subgroup with MAXXAM terminated pursuant to their terms, effective for taxable periods beginning after June 30, 1993. During 1997, MAXXAM reached a settlement with the Internal Revenue Service regarding all remaining years where the KACC Subgroup was included in the MAXXAM consolidated federal income tax returns. As a result of this settlement, the Company paid $11.8 to MAXXAM during 1997, in respect of its liabilities pursuant to its tax allocation agreement with MAXXAM. Payments or refunds for periods prior to July 1, 1993, related to other jurisdictions could still be required pursuant to the Company's tax allocation agreement with MAXXAM. In accordance with the Credit Agreement, any such payments to MAXXAM by the Company would require lender approval, except in certain specific circumstances.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


At December 31, 1999, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $145.7 and $2.5, respectively, which expire periodically through 2019 and 2011, respectively, foreign tax credit ("FTC") carryforwards of $32.3, which expire periodically through 2004, and alternative minimum tax ("AMT") credit carryforwards of $24.3, which have an indefinite life. The Company also has AMT net operating loss and FTC carryforwards of $106.4 and $66.9, respectively, available, subject to certain limitations, to offset future alternative minimum taxable income, which expire periodically through 2019 and 2004, respectively.

7.   EMPLOYEE BENEFIT AND INCENTIVE PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Retirement plans are non-contributory for salaried and hourly employees and generally provide for benefits based on a formula which considers length of service and earnings during years of service. The Company's funding policies meet or exceed all regulatory requirements.

The Company and its subsidiaries provide postretirement health care and life insurance benefits to eligible retired employees and their dependents. Substantially all employees may become eligible for those benefits if they reach retirement age while still working for the Company or its subsidiaries. The Company has not funded the liability for these benefits which are expected to be paid out of cash generated by operations. The Company reserves the right, subject to applicable collective bargaining agreements, to amend or terminate these benefits.

Assumptions used to value obligations at year-end and to determine the net periodic benefit cost in the subsequent year are:


                                                    Pension Benefits      Medical/Life Benefits
                                                  --------------------    ---------------------
                                                  1999    1998    1997    1999    1998     1997
                                                  ----    ----    ----    ----    ----     ----
Weighted-average assumptions as of December 31,
Discount rate                                     7.75%   7.00%   7.25%   7.75%   7.00%    7.25%
Expected return on plan assets                    9.50%   9.50%   9.50%     --      --       --
Rate of compensation increase                     4.00%   5.00%   5.00%   4.00%   4.00%    5.00%


In 1999, annual assumed rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for non-HMO participants are 6.5% and 7.5% for HMO at all ages. The assumed rates of increase are assumed to decline gradually to 5.0% in 2002 for non-HMO participants and in 2004 for HMO participants and remain at that level thereafter.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


The following table presents the funded status of the Company's pension and other postretirement benefit plans as of December 31, 1999 and 1998, and the corresponding amounts that are included in the Company's Consolidated Balance
Sheets:


                                                              Pension Benefits      Medical/Life Benefits
                                                              ----------------      ---------------------
                                                               1999      1998          1999      1998
                                                              ------    ------        ------    ------
Change in Benefit Obligation:
   Benefit obligation at beginning of year                    $872.5    $873.0        $616.8    $544.5
   Service cost                                                 14.6      14.2           5.2       4.2
   Interest cost                                                59.7      59.7          41.5      37.5
   Currency exchange rate change                                (5.7)      (.4)           --        --
   Curtailments, settlements and amendments                       .4      (4.6)           --       4.0
   Actuarial (gain) loss                                       (44.5)     15.2            .1      72.0
   Benefits paid                                               (91.0)    (84.6)        (48.2)    (45.4)
                                                              ------    ------        ------    ------
     Benefit obligation at end of year                         806.0     872.5         615.4     616.8
                                                              ------    ------        ------    ------
Change in Plan Assets:
   FMV of plan assets at beginning of year                     801.8     756.9            --        --
   Actual return on assets                                     133.0     106.8            --        --
   Settlements                                                    --      (5.5)           --        --
   Employer contributions                                       14.0      28.2          48.2      45.4
   Benefits paid                                               (91.0)    (84.6)        (48.2)    (45.4)
                                                              ------    ------        ------    ------
   FMV of plan assets at end of year                           857.8     801.8            --        --
                                                              ------    ------        ------    ------
   Benefit obligations in excess of (less than) plan assets    (51.8)     70.7         615.4     616.8
   Unrecognized net actuarial gain                             131.9      23.8          56.7      55.9
   Unrecognized prior service costs                            (15.2)    (18.5)         57.7      69.8
   Adjustment required to recognize minimum liability            1.2        --            --        --
   Intangible asset and other                                    2.6       4.3            --        --
                                                              ------    ------        ------    ------
     Accrued benefit liability                                $ 68.7    $ 80.3        $729.8    $742.5
                                                              ======    ======        ======    ======


The aggregate fair value of plan assets and accumulated benefit obligation for pension plans with plan assets in excess of accumulated benefit obligations were $778.1 and $679.0, respectively, as of December 31, 1999, and $293.0 and $280.7, respectively, as of December 31, 1998.


                                                Pension Benefits             Medical/Life Benefits
                                            --------------------------    --------------------------
                                             1999      1998      1997      1999      1998     1997
                                            ------    ------    ------    ------    ------    ------
Components of Net Periodic Benefit Costs:
   Service cost                             $ 14.6    $ 14.2    $ 13.4    $  5.2    $  4.2    $  6.1
   Interest cost                              59.7      59.7      61.6      41.5      37.5      44.8
   Expected return on assets                 (72.9)    (69.4)    (61.8)       --        --        --
   Amortization of prior service cost          3.3       3.2       3.4     (12.1)    (12.4)    (12.4)
   Recognized net actuarial (gain) loss         .7       1.4       2.6        --      (7.1)      (.9)
                                            ------    ------    ------    ------    ------    ------
   Net periodic benefit cost                   5.4       9.1      19.2      34.6      22.2      37.6
   Curtailments, settlements, etc               .4       3.2       3.7        --        --        --
                                            ------    ------    ------    ------    ------    ------
     Adjusted net periodic benefit costs    $  5.8    $ 12.3    $ 22.9    $ 34.6    $ 22.2    $ 37.6
                                            ======    ======    ======    ======    ======    ======

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage- point change in assumed health care cost trend rates would have the following effects:


                                                               1% Increase   1% Decrease
                                                               -----------   -----------
Increase (decrease) to total of service and interest cost        $   6.3       $  (4.6)
Increase (decrease) to the postretirement benefit obligation     $  62.9       $ (44.0)


POSTEMPLOYMENT BENEFITS

The Company provides certain benefits to former or inactive employees after employment but before retirement.

INCENTIVE PLANS

The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, Kaiser has a "nonqualified" stock option plan and the Company has a defined contribution plan for salaried employees. The Company's expense for all of these plans was $6.0, $7.5, and $8.3 for the years ended December 31, 1999, 1998, and 1997, respectively.

Up to 8,000,000 shares of Kaiser's Common Stock were reserved for issuance under its stock incentive compensation plans. At December 31, 1999, 2,192,713 shares of Kaiser's Common Stock remained available for issuance under those plans. Stock options granted pursuant to the Company's nonqualified stock option program are granted at or above the prevailing market price, generally vest at a rate of 20 - 33% per year, and have a five or ten year term. Information concerning nonqualified stock option plan activity is shown below. The weighted average price per share for each year is shown parenthetically.


                                                                  1999         1998           1997
                                                                ---------   -----------    ----------
Outstanding at beginning of year ($9.98, $10.45, and $10.33)    3,049,122       819,752       890,395
Granted ($11.15, $9.79 and $10.06)                              1,218,068     2,263,170        15,092
Exercised ($7.25, $7.25, and $8.33)                                (7,920)      (10,640)      (48,410)
Expired or forfeited ($11.02, $9.60, and $10.12)                  (20,060)      (23,160)      (37,325)
                                                                ---------   -----------    ----------
Outstanding at end of year ($10.24, $9.98, and $10.45)          4,239,210     3,049,122       819,752
                                                                =========   ===========    ==========
Exercisable at end of year ($10.17, $10.09, and $10.53)         1,763,852     1,261,262       601,115
                                                                =========   ===========    ==========


In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), the Company is required to calculate pro forma compensation cost for all stock options granted subsequent to December 31, 1994. For SFAS No. 123 purposes, the fair value of the 1999, 1998, and 1997 stock option grants were estimated using a Black-Scholes option pricing model. The pro forma after-tax effect of the estimated fair value of the grants would be to increase the net loss in 1999 by $1.8 and reduce net income in 1998 and 1997 by $1.5 and $.1, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


8.   REDEEMABLE PREFERENCE STOCK

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


                                      1999        1998        1997
                                    --------    --------    --------
Shares:
   Beginning of year                 421,575     595,053     634,684
   Redeemed                          (31,322)   (173,478)    (39,631)
                                    --------    --------    --------
   End of year                       390,253     421,575     595,053
                                    ========    ========    ========


Redemption fund agreements require the Company to make annual payments by March 31 of the subsequent year based on a formula tied to consolidated net income until the redemption funds are sufficient to redeem all of the Redeemable Preference Stock. On an annual basis, the minimum payment is $4.3 and the maximum payment is $7.3. At December 31, 1999, the balance in the redemption fund was $12.5 (included in Other Assets). The Company also has certain additional repurchase requirements which are, among other things, based upon profitability tests.

The Redeemable Preference Stock is entitled to the same voting rights as the Company's common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with the other Company's preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Redeemable Preference Stock restricts the ability of the Company to redeem or pay dividends on its common stock if the Company is in default on any dividends payable on Redeemable Preference Stock.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


9.   STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in stockholders' equity and comprehensive income were:

                                                                                               Additional      Note
                                                                                     Accu-      Minimum     Receivable
                                                Preference    Common    Additional   mulated    Pension       From
                                                   Stock       Stock      Capital    Deficit    Liability     Parent      Total
                                                ----------    ------    ----------  --------   -----------  ----------  --------
BALANCE, DECEMBER 31, 1996                        $ 1.7       $ 15.4    $ 1,829.8   $ (201.3)    $ (2.8)    $ (1,578.1)  $  64.7
   Net income                                                                           52.1                                52.1
     Minimum pension liability adjustment,
      net of tax                                                                                    2.8                      2.8
                                                                                                                         -------
   Comprehensive income                                                                                                     54.9
   Interest on note receivable from parent                                  104.5                               (104.5)       --
   Contribution for LTIP shares                                                .6                                             .6
   Capital contributions                                                      4.9                                            4.9
   Conversions                                      (.1)                                                                     (.1)
   Dividends                                                                             (.7)                                (.7)
   Redeemable preference stock accretion                                                (2.4)                               (2.4)
                                                  -----       ------    ---------   --------     ------     ----------   -------
BALANCE, DECEMBER 31, 1997                          1.6         15.4      1,939.8     (152.3)        --       (1,682.6)    121.9
   Net income/Comprehensive income                                                       2.7                                 2.7
   Interest on note receivable from parent                                  111.5                               (111.5)       --
   Contribution for LTIP shares                                               1.5                                            1.5
   Conversions                                      (.1)                                                                     (.1)
   Dividends                                                                             (.6)                                (.6)
   Redeemable preference stock accretion                                                (1.0)                               (1.0)
                                                  -----       ------    ---------   --------     ------     ----------   -------
BALANCE, DECEMBER 31, 1998                          1.5         15.4      2,052.8     (151.2)        --       (1,794.1)    124.4
   Net income (loss)/Comprehensive
      income                                                                           (52.4)                              (52.4)
   Minimum pension liability adjustment,
      net of tax                                                                                   (1.2)                    (1.2)
                                                                                                                         -------
   Comprehensive income                                                                                                    (53.6)
   Interest on note receivable from parent                                  118.8                               (118.8)       --
   Contribution for LTIP shares                                               1.3                                            1.3
   Capital contributions                                                       .1                                             .1
   Dividends                                                                             (.5)                                (.5)
   Redeemable preference stock accretion                                                (1.0)                               (1.0)
                                                  -----       ------    ---------   --------     ------     ----------   -------
BALANCE, DECEMBER 31, 1999                        $ 1.5       $ 15.4    $ 2,173.0   $ (205.1)    $ (1.2)    $ (1,912.9)  $  70.7
                                                  =====       ======    =========   ========     ======     ==========   =======


PREFERENCE STOCK

The Company has four series of $100 par value Cumulative Convertible Preference Stock ("$100 Preference Stock") with annual dividend requirements of between 4 1/8% and 4 3/4%. The Company has the option to redeem the $100 Preference Stock at par value plus accrued dividends. The Company does not intend to issue any additional shares of the $100 Preference Stock.

The $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


KAISER PREFERRED STOCK

PRIDES Convertible - During 1994, Kaiser issued 8,855,550 shares of Kaiser's 8.255% PRIDES Convertible Preferred Stock ("PRIDES") and received net proceeds for approximately $100.1. Kaiser used such net proceeds to make non-interest bearing loans to the Company in the aggregate principal amount of $33.2 (the aggregate dividends scheduled to accrue on the shares of PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES were to be mandatorily converted into shares of Kaiser's Common Stock), evidenced by intercompany notes, and used the balance of such net proceeds to make capital contributions to the Company in the aggregate amount of $66.9.

During August 1997, the remaining 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Kaiser Common Stock pursuant to the terms of the PRIDES Certificate of Designations. Further in accordance with the PRIDES Certificate of Designations, no dividends were paid or payable for the period June 30, 1997, to, but not including, the date of conversion. The remaining balance of the intercompany notes of $4.4 associated with dividend payments that Kaiser did not have to make due to early conversion has been reflected as a capital contribution.

NOTE RECEIVABLE FROM PARENT

The Note receivable from parent bears interest at a fixed rate of 6 5/8% per annum. No interest or principal payments are due until December 31, 2000, after which interest and principal will be payable on a 15-year term pursuant to a predetermined schedule. Accrued interest is accounted for as additional contribution to capital.

10.  RESTRUCTURING OF OPERATIONS

During the second quarter of 1997, the Company recorded a $19.7 restructuring charge to reflect actions taken and plans initiated to achieve reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix. The significant components of the restructuring charge were: (i) a net loss of approximately $1.4 as a result of the contribution of certain net assets of the Company's Erie, Pennsylvania, fabrication plant in connection with the formation of AKW and the subsequent decision to close the remainder of the Erie plant in order to consolidate its forging operations into two other facilities; (ii) a charge of $15.6 associated with asset dispositions regarding product rationalization and geographical optimization; and (iii) a charge of approximately $2.7 for benefit and other costs associated with the consolidation or elimination of certain corporate and other staff functions.

11.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments at December 31, 1999, is $103.6 which matures as follows: $11.3 in 2000, $14.1 in 2001, $43.0 in 2002, and $35.2 in 2003. The Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 - $100.0 over the past three years. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 1999, are as follows: years ending December 31, 2000 - $36.0; 2001 - $33.6; 2002 - $29.3;
2003 - $26.2; 2004 - $24.7; thereafter - $88.7. The future minimum rentals receivable under noncancelable subleases was $82.3 at December 31, 1999.

Rental expenses were $41.1, $34.5, and $30.4, for the years ended December 31, 1999, 1998, and 1997, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


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

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 1999, 1998, and 1997:


                                  1999      1998      1997
                                 ------    ------    ------
Balance at beginning of period   $ 50.7    $ 29.7    $ 33.3
Additional accruals                 1.6      24.5       2.0
Less expenditures                  (3.4)     (3.5)     (5.6)
                                 ------    ------    ------
Balance at end of period         $ 48.9    $ 50.7    $ 29.7
                                 ======    ======    ======


These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 2000 through 2004 and an aggregate of approximately $23.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. During December 1998, the Company received recoveries totaling approximately $35.0 from certain of its insurers related to current and future claims. Based on the Company's analysis, a total of $12.0 of such recoveries was allocable to previously accrued (expensed) items and, therefore, was reflected in earnings during 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


The following table presents the changes in number of such claims pending for the years ended December 31, 1999, 1998, and 1997.

                                            1999        1998        1997
                                          --------    --------    --------
Number of claims at beginning of period     86,400      77,400      71,100
Claims received                             29,300      22,900      15,600
Claims settled or dismissed                (15,700)    (13,900)     (9,300)
                                          --------    --------    --------
Number of claims at end of period          100,000      86,400      77,400
                                          ========    ========    ========


The foregoing claims and settlement figures as of December 31, 1999, do not reflect the fact that the Company has reached agreements under which it expects to settle approximately 31,900 of the pending asbestos-related claims over an extended period.

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, the Company expects that such costs may continue beyond 2009, and that such costs could be substantial. As of December 31, 1999, an estimated asbestos-related cost accrual of $387.8, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in Long-term liabilities. The Company estimates that annual future cash payments for asbestos-related costs will range from approximately $75.0 to $85.0 in the years 2000 to 2002, approximately $35.0 to $55.0 for each of the years 2003 and 2004, and an aggregate of approximately $58.0 thereafter.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The Company has reached preliminary agreements with certain insurance carriers under which it expects to collect a substantial portion of its 2000 asbestos-related payments. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos- related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $315.5, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at December 31, 1999. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. This process resulted in the Company reflecting charges of $53.2, $12.7, and $8.8 (included in Other income(expense)) in the years ended December 31, 1999, 1998, and 1997, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re- evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

LABOR MATTERS

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believed that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative law judge for a hearing whose outcome would be subject to an additional appeal either by the USWA or the Company. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against the Company, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

12.  DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

At December 31, 1999, the net unrealized loss on the Company's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $73.9 (based on comparisons to applicable year-end published market prices). As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will be offset by losses or gains, respectively, on the transactions being hedged.

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

From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively fix the price that the Company will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for the Company's anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. As of December 31, 1999, the Company had entered into option contracts that established a price range for 341,000 and 317,000 tons of primary aluminum with respect to 2000 and 2001, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


Additionally, through December 31, 1999, the Company had also entered a series of transactions with a counterparty that will provide the Company with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. The Company also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and after transactions terminate is well below current market prices. While the Company believes that the October 2001 and after transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked-to-market" each period. For the year ended December 31, 1999, the Company recorded mark-to-market pre-tax charges of $32.8 in Other income (expense) associated with the transactions described in this paragraph.

As of December 31, 1999, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000 and 2001 at prices indexed to future prices of primary aluminum.

ENERGY

The Company is exposed to energy price risk from fluctuating prices for fuel oil and diesel oil consumed in the production process. The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 1999, the Company held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for 2000.

FOREIGN CURRENCY

The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At December 31, 1999, the Company had net forward foreign exchange contracts totaling approximately $88.5 for the purchase of 133.0 Australian dollars from January 2000 through May 2001, in respect of its Australian dollar denominated commitments from January 2000 through May 2001. In addition, the Company has entered into an option contract to purchase 42.0 Australian dollars for the period from January 2000 through June 2001.

13.  SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company's operations are located in many foreign countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The Company's operations are organized and managed by product type. The Company operates in four segments of the aluminum industry: Alumina and bauxite, Primary aluminum, Flat-rolled products and Engineered products. The Alumina and bauxite business unit's principal products are smelter grade alumina and chemical grade alumina hydrate, a value-added product, for which the Company receives a premium over smelter grade market prices. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices. The Flat-rolled products group sells to the beverage container and specialty coil markets as well as value-added products such as heat treat aluminum sheet and plate which are used in the aerospace and general engineering markets. The Engineered products business unit serves a wide range of industrial segments including the automotive, distribution, aerospace and general engineering markets.

The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 1. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


Financial information by operating segment at December 31, 1999, 1998, and 1997 is as follows:

                                                                          Year Ended December 31,
                                                                 ---------------------------------------
                                                                   1999           1998           1997
                                                                 ---------     ----------     ----------
Net Sales:
   Bauxite and Alumina:
     Net sales to unaffiliated customers                         $   397.9 (1) $    472.7     $    411.7
     Intersegment sales                                              129.0 (1)      135.8          201.7
                                                                 ---------     ----------     ----------
                                                                     526.9          608.5          613.4
                                                                 ---------     ----------     ----------
   Primary Aluminum:
     Net sales to unaffiliated customers                             439.1          409.8          543.4
     Intersegment sales                                              240.6          233.5          273.8
                                                                 ---------     ----------     ----------
                                                                     679.7          643.3          817.2
                                                                 ---------     ----------     ----------
   Flat-Rolled Products                                              576.2          714.6          743.3
   Engineered Products                                               542.6          581.3          581.0
   Minority interests                                                 88.5           78.0           93.8
   Eliminations                                                     (369.6)        (369.3)        (475.5)
                                                                 ---------     ----------     ----------
                                                                 $ 2,044.3     $  2,256.4     $  2,373.2
                                                                 =========     ==========     ==========
Equity in income (loss) of unconsolidated affiliates:
   Bauxite and Alumina                                           $     3.4     $     (3.2)    $     (7.0)
   Primary Aluminum                                                   (1.0)           1.2            5.1
   Engineered Products                                                 2.5            7.8            4.8
   Corporate and Other                                                  --            (.4)            --
                                                                 ---------     ----------     ----------
                                                                 $     4.9     $      5.4     $      2.9
                                                                 =========     ==========     ==========
Operating income (loss):
   Bauxite and Alumina                                           $    (6.0)(2) $     42.0 (6) $     54.2
   Primary Aluminum                                                    8.0 (3)       49.9 (6)      148.3
   Flat-Rolled Products                                               17.1           70.8 (6)       28.2 (7)
   Engineered Products                                                38.6           47.5 (6)       42.3 (7)
   Micromill                                                         (30.7)(4)      (63.4)(4)      (24.5)
   Eliminations                                                        6.9            8.9           (5.9)
   Corporate and Other                                               (62.5)         (64.7)         (72.7)(7)
                                                                 ---------     ----------     ----------
                                                                 $   (28.6)    $     91.0     $    169.9
                                                                 =========     ==========     ==========
Depreciation and amortization:
   Bauxite and Alumina                                           $    29.7 (5) $     36.4     $     39.4
   Primary Aluminum                                                   27.8           29.9           30.4
   Flat-Rolled Products                                               16.2           16.1           16.0
   Engineered Products                                                10.7           10.8           11.2
   Micromill                                                           2.3            3.6            3.2
   Corporate and Other                                                 2.8            2.3            2.3
                                                                 ---------     ----------     ----------
                                                                 $    89.5     $     99.1     $    102.5
                                                                 =========     ==========     ==========
Capital expenditures:
   Bauxite and Alumina                                           $    30.4     $     26.9     $     27.8
   Primary Aluminum                                                   12.8           20.7           42.6
   Flat-Rolled Products                                               16.6           20.4           16.8
   Engineered Products                                                 7.8            8.4           31.2
   Micromill                                                            --             .2            8.3
   Corporate and Other                                                  .8            1.0            1.8
                                                                 ---------     ----------     ----------
                                                                 $    68.4     $     77.6     $    128.5
                                                                 =========     ==========     ==========


(1) Net sales for 1999 include approximately 264 tons of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 131 tons of alumina purchased from third parties and resold to the Company's primary business unit.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)

(2) Operating income (loss) for 1999 included estimated business interruption insurance recoveries of $41.0.
(3) Operating income (loss) for 1999 included potline preparation and restart costs of $12.8.
(4) Operating income (loss) for 1999 and 1998 included impairment charges of $19.1 and $45.0, respectively.
(5) Depreciation was suspended for the Gramercy facility for the last six months of 1999 as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0.
(6) Operating income (loss) for 1998 for the Bauxite and alumina, Primary aluminum, Flat-rolled products and Engineered products segments included unfavorable strike-related impacts of approximately $11.0, $29.0, $16.0, and $4.0, respectively.
(7) Operating income (loss) for 1997 included pre-tax charge of $2.6, $12.5 and $4.6 related to the restructuring of operations for the Flat-rolled products, Engineered products and Corporate segments, respectively.

                                                                December 31,
                                                            --------------------
                                                              1999        1998
                                                            --------   --------
Investments in and advances to unconsolidated affiliates:
   Bauxite and Alumina                                      $   71.6   $   76.8
   Primary Aluminum                                             25.3       27.6
   Engineered Products                                            --       23.9
                                                            --------   --------
                                                            $   96.9   $  128.3
                                                            ========   ========
Segment assets:
   Bauxite and Alumina                                      $  777.7   $  669.0
   Primary Aluminum                                            560.8      580.8
   Flat-Rolled Products                                        423.2      431.2
   Engineered Products                                         253.1      294.5
   Micromill                                                     3.0       25.3
   Corporate and Other                                       1,185.1      994.0
                                                            --------   --------
                                                            $3,202.9   $2,994.8
                                                            ========   ========


Geographical information for net sales, based on country of origin, and long-lived assets follows:


                                            Year Ended December 31,
                                       ------------------------------
                                         1999       1998        1997
                                       --------   --------   --------
Net sales to unaffiliated customers:
     United  States                    $1,401.8   $1,698.0   $1,720.3
     Jamaica                              233.1      237.0      204.6
     Ghana                                153.2       89.8      234.2
     Other Foreign                        256.2      231.6      214.1
                                       --------   --------   --------
                                       $2,044.3   $2,256.4   $2,373.2
                                       ========   ========   ========

                                  December 31,
                               -------------------
                                 1999       1998
                               --------   --------
Long-lived assets: (1)
     United States             $  688.1   $  757.9
     Jamaica                      288.2      289.2
     Ghana                         84.1       90.2
     Other Foreign                 90.2       99.7
                               --------   --------
                               $1,150.6   $1,237.0
                               ========   ========

(1) Long-lived assets include Property, plant, and equipment, net, and Investments in and advances to unconsolidated affiliates.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 1999, 1998, and 1997.

No single customer accounted for sales in excess of 10% of total revenue in 1999, 1998, and 1997.

Export sales were less than 10% of total revenue during the years ended December 31, 1999, 1998, and 1997.

14.  SUBSIDIARY GUARANTORS

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance Corporation ("KFC"), Kaiser Jamaica Corporation ("KJC"), Alpart Jamaica Inc. ("AJI"),
Kaiser Bellwood Corporation ("Bellwood"), and Kaiser Micromill Holding, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC (collectively referred to as the "Micromill Subsidiaries") are domestic wholly owned (direct or indirect) subsidiaries of the Company that have provided subordinated guarantees of the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes (the "Notes") (see Note 5). KAAC and KJC and AJI are direct subsidiaries, which serve as holding companies for the Company's investments in QAL and Alpart, respectively. KFC is a wholly owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries. Bellwood is a wholly owned subsidiary formed in June 1997 to acquire an extrusion plant located in Richmond, Virginia from Reynolds Metals Company. The Micromill Subsidiaries are domestic wholly owned (direct or indirect) subsidiaries of the Company which were formed to hold (directly or indirectly) certain of the Company's interests in the Reno, Nevada and certain possible future Micromill facilities and related projects, if any. As the Company sold the Micromill assets in early 2000, the only assets of the Micromill Subsidiaries will be a investment of future payments based on subsequent performance and profitability of the Micromill technology (see Note
4).

Additionally, in March 1999 Kaiser Transaction Corp. ("KTC"), a wholly-owned subsidiary who acquired the remaining 45% in an alumina marketing venture from the Company's joint venture partner, also became a subsidiary guarantor of the Notes pursuant to the indentures to the Notes. KAAC, KFC, KJC, AJI, Bellwood, the Micromill Subsidiaries and KTC are hereinafter collectively referred to as the "Subsidiary Guarantors."

Summary combined financial information for the Subsidiary Guarantors as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, is shown below. Such summary combined financial information only includes the balances and results of KTC from March 1, 1999 and Bellwood from July 1, 1997, the dates of acquisition.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)


Summary of Combined Financial Position

                                                               December 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
ASSETS
Current assets                                             $  142.2   $  156.5
Due from the Company                                          896.8      806.4
Investments in and advances to unconsolidated affiliates       75.4       52.9
Property, plant, and equipment - net                          299.8      323.6
Other assets                                                   39.6       34.8
                                                           --------   --------
   Total                                                   $1,453.8   $1,374.2
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                        $  174.7   $  144.8
Due to the Company                                            518.2      453.9
Other long-term liabilities                                    55.3       59.7
Long-term debt - net of current maturity                       60.0       60.0
Minority interests                                             80.5       81.5
Stockholders' equity                                          565.1      574.3
                                                           --------   --------
   Total                                                   $1,453.8   $1,374.2
                                                           ========   ========



Summary of Combined Operations


                                                       Year Ended December 31,
                                                     --------------------------
                                                      1999      1998      1997
                                                     ------    ------    ------
Net sales                                            $528.4    $522.3    $495.1
Costs and expenses                                    517.4     526.0     452.2
                                                     ------    ------    ------
Operating income                                       11.0      (3.7)     42.9
Other income (expense):
   Interest and other income                           10.9      34.8      49.4
   Interest expense                                   (15.1)    (14.6)    (18.5)
                                                     ------    ------    ------

Income before income taxes and minority interests       6.8      16.5      73.8
Provision for income taxes                            (21.9)    (22.6)    (43.8)
Minority interests                                      5.1       5.3       5.8
                                                     ------    ------    ------
Net income (loss)                                    $(10.0)   $  (.8)   $ 35.8
                                                     ======    ======    ======


Notes to Summary of Combined Financial Information for the Subsidiary Guarantors

Costs and Expenses -- Costs and expenses for the years ended December 31, 1999 and 1998, include impairment charges of $19.1 and $45.0, respectively, to reduce the carrying value of the Micromill assets to fair value (see Note 4).

Income Taxes -- The Subsidiary Guarantors, excluding the Micromill Subsidiaries, are all members of the KACC Subgroup (see Note 6). The provision for income taxes reflected in the Summary of Combined Operations for these entities was computed as if each of these entities filed tax returns on a separate company basis. No provision for income taxes has been reflected for the Micromill Subsidiaries for the 1999, 1998 or 1997 pre-tax net losses of approximately $31.0, $52.7 and $24.5, as the entities are not subject to income tax. However, taxable income or loss of the Micromill Subsidiaries is included in the taxable income (loss) of the Company. Included in Other assets and Other long-term liabilities at December 31, 1999, are $37.8 and $35.7 of deferred income tax assets and liabilities, respectively, related to the Subsidiary Guarantors, excluding the Micromill subsidiaries.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)

Receivables and Payables -- At December 31, 1999, receivables from and payables to the Company reflected in the Summary of Combined Financial Position include $861.7 and $229.2 of interest bearing loans, respectively. The similar amounts at December 31, 1998 were $747.9 and $213.3.

Inventory Valuation -- Inventories are stated at first-in, first-out (FIFO) cost, not in excess of market.

Investments -- At December 31, 1999, KAAC held a 28.3% interest in QAL. This investment is accounted for by the equity method. The equity in QAL's income before income taxes of $3.4 in 1999 and loss before income taxes of $3.2 in 1998 is reflected in the Summary of Combined Operations in other income (expense).

Foreign Currency -- The functional currency of the Subsidiary Guarantors is the United States Dollar, and accordingly, translation gains (losses) are included in net income (loss) in the Summary of Combined Operations. Such amounts totaled ($16.4), $17.2, and $44.1 for the years ended December 31, 1999, 1998, and 1997, respectively.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                         Quarter Ended
                                                                 ------------------------------------------------------------
(In millions of dollars, except share amounts)                     March 31,     June 30,       September 30,    December 31,
                                                                 -----------  -------------     -------------    ------------


1999
   Net sales                                                     $   479.4    $   525.0          $  520.3         $ 519.6
   Operating income (loss)                                           (32.9)          .8             (12.0)           15.5
   Net income (loss)                                                 (37.7)       (15.3)(1)         (38.8)(2)        39.4(3)



1998
   Net sales                                                     $   597.0    $   614.8          $  541.6         $ 503.0
   Operating income (loss)                                            45.0         55.4              30.9           (40.3)
   Net income (loss)                                                  12.4         17.4              11.2(4)        (38.3)(5)


1997
   Net sales                                                     $   547.4    $   597.1          $  634.1         $ 594.6
   Operating income                                                   32.8         35.6              54.6            46.9
   Net income                                                          4.3         14.6(6)           18.4            14.8





(1) Includes three essentially offsetting items, a pre-tax gain of $50.5 on the sale of the Company's interests in AKW, a non-cash pre- tax charge of $38.0 for asbestos-related claims and a pre-tax charge of $13.5 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.
(2) Includes a non-cash pre-tax charge of $19.1 to reduce the carrying value of the Company's Micromill assets, a non-cash pre-tax charge of $15.2 for asbestos-related claims and a pre-tax charge of $5.9 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.
(3) Includes a pre-tax gain of $85.0 on involuntary conversion at Gramercy facility, which amount represents the difference between the minimum expected property damage reimbursement amount for the Gramercy alumina refinery and the net carrying value of the damaged property.
(4) Includes two essentially offsetting non-recurring items, a favorable $8.3 non-cash tax provision benefit resulting from the resolution of certain matters and an approximate $10.0 unfavorable gross profit impact of preparing for a strike by employees represented by the USWA at five locations.
(5) Includes an unfavorable pre-tax strike-related gross profit impact of approximately $50.0, and a non-cash pre-tax charge of $45.0 related to impairment of the Company's Micromill assets.
(6) Includes a $19.7 pre-tax charge for restructuring of operations, an offsetting after-tax benefit of $12.5 related to the settlement of certain tax matters and a $5.8 pre-tax charge for litigation matters.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                        December 31,
                                                               -----------------------------------------------------------
(In millions of dollars)                                          1999        1998         1997        1996        1995
                                                               ----------  ----------   ---------   ----------   ---------
ASSETS
Current assets:
     Cash and cash equivalents                                 $     21.2  $     98.3   $    15.8   $     81.3   $    21.7
     Receivables                                                    266.9       288.2       345.3        255.6       310.2
     Inventories                                                    546.1       543.5       568.3        562.2       525.7
     Prepaid expenses and other current assets                      145.6       104.9       121.3        127.8        76.6
                                                               ----------  ----------   ---------   ----------   ---------
         Total current assets                                       979.8     1,034.9     1,050.7      1,026.9       934.2

Investments in and advances to unconsolidated affiliates             96.9       128.3       148.6        168.4       178.2
Property, plant, and equipment - net                              1,053.7     1,108.7     1,171.8      1,168.7     1,109.6
Deferred income taxes                                               438.2       376.9       329.0        263.3       268.8
Other assets                                                        634.3       346.0       317.2        308.6       323.5
                                                               ----------  ----------   ---------   ----------   ---------
         Total                                                 $  3,202.9  $  2,994.8   $ 3,017.3   $  2,935.9   $ 2,814.3
                                                               ==========  ==========   =========   ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accruals                             $    501.5  $    434.6   $   457.6   $    453.1   $   448.0
     Accrued postretirement medical benefit obligation -
         current portion                                             51.5        48.2        45.3         50.1        46.8
     Payable to affiliates                                           84.6        75.3        82.4         96.9        95.3
     Long-term debt - current portion                                  .3          .4         8.8          8.9         8.9
     Notes payable to parent - current portion                         --          --          --          8.6        10.7
                                                               ----------  ----------   ---------   ----------   ---------
         Total current liabilities                                  637.9       558.5       594.1        617.6       609.7

Long-term liabilities                                               727.3       533.0       492.0        458.1       548.5
Accrued postretirement medical benefit obligation                   678.3       694.3       720.3        722.5       734.0
Long-term debt                                                      972.5       962.6       962.9        953.0       749.2
Notes payable to Parent                                                --          --          --           --         8.6
Minority interests                                                   96.7       101.9        98.4         92.5        91.4
Redeemable preference stock                                          19.5        20.1        27.7         27.5        29.6

Stockholders' equity:
     Preference stock                                                 1.5         1.5         1.6          1.7         1.7
     Common stock                                                    15.4        15.4        15.4         15.4        15.4
     Additional capital                                           2,173.0     2,052.8     1,939.8      1,829.8     1,730.7
     Retained earnings (accumulated deficit)                       (205.1)     (151.2)     (152.3)      (201.3)     (210.9)
     Accumulated other comprehensive income - additional
       minimum pension liability                                     (1.2)         --          --         (2.8)      (13.8)
       Less: Note receivable from parent                         (1,912.9)   (1,794.1)   (1,682.6)    (1,578.1)   (1,479.8)
                                                               ----------  ----------   ---------   ----------   ---------

         Total stockholders' equity                                  70.7       124.4       121.9         64.7        43.3
                                                               ----------  ----------   ---------   ----------   ---------
         Total                                                 $  3,202.9  $  2,994.8   $ 3,017.3   $  2,935.9   $ 2,814.3
                                                               ==========  ==========   =========   ==========   =========


KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

--------------------------------------------------------------------------------


                                                                                              Year Ended December 31,
                                                                       ----------------------------------------------------------
(In millions of dollars, except share amounts)                            1999        1998        1997        1996        1995
                                                                       ---------   ---------   ---------   ---------    ---------
Net sales                                                              $ 2,044.3   $ 2,256.4   $ 2,373.2   $ 2,190.5    $ 2,237.8
Costs and expenses:                                                    ---------   ---------   ---------   ---------    ---------
   Cost of products sold                                                 1,859.2     1,906.2     1,951.2     1,857.5      1,787.0
   Depreciation and amortization                                            89.5        99.1       102.5       107.6        105.7
   Selling, administrative, research and development, and
     general                                                               105.1       115.1       129.9       125.3        134.0
   Impairment of Micromill(TM)assets/restructuring of operations            19.1        45.0        19.7         --            --
                                                                       ---------   ---------   ---------   ---------    ---------
     Total costs and expenses                                            2,072.9     2,165.4     2,203.3     2,090.4      2,026.7
                                                                       ---------   ---------   ---------   ---------    ---------

Operating income (loss) (2)                                                (28.6)       91.0       169.9       100.1        211.1

Other income (expense):
   Interest expense                                                       (110.1)     (110.0)     (110.7)      (93.4)       (93.9)
   Gain on involuntary conversion at Gramercy facility                      85.0          --          --          --           --
   Other - net (1)                                                         (35.8)        3.5         2.8        (2.6)       (14.1)
                                                                       ---------   ---------   ---------   ---------    ---------

Income (loss) before income taxes, minority interests, and
   extraordinary loss                                                      (89.5)      (15.5)       62.0         4.1        103.1

Benefit (provision) for income taxes                                        32.6        16.4        (9.4)        8.4        (37.4)

Minority interests                                                           4.5         1.8         (.5)         .7          (.4)
                                                                       ---------   ---------   ---------   ---------    ---------
Net income (loss)                                                      $   (52.4)  $     2.7   $    52.1   $    13.2    $     65.3
                                                                       =========   =========   =========   =========    ==========






(1) 1999 includes a gain of $50.5 on the sale of the Company's interests in AKW, non-cash charges of $53.2 for asbestos-related claims and charges of $32.8 to reflect mark-to-market adjustments on certain primary aluminum hedging transactions.
(2)  1998 includes an adverse strike-related impact of approximately $60.0.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Information required under PART III (Items 10, 11, 12, and 13) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors, and such information is incorporated by reference from such definitive proxy statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           Index to Financial Statements and Schedules

              1.  Financial Statements....................................................................Page
              Report of Independent Public Accountants......................................................31

              Consolidated Balance Sheets...................................................................32

              Statements of Consolidated Income (Loss)......................................................33

              Statements of Consolidated Cash Flows.........................................................34

              Notes to Consolidated Financial Statements....................................................35

              Quarterly Financial Data (Unaudited)..........................................................60

              Five-Year Financial Data......................................................................61

              2.  Financial Statement Schedules

                  Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

              3.  Exhibits

                  Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 65), which index is incorporated herein by reference.

(b)           REPORTS ON FORM 8-K

              No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

(c)           EXHIBITS

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 65), which index is incorporated herein by reference.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      KAISER ALUMINUM & CHEMICAL CORPORATION


         Date:  March 10, 2000        By            Raymond J. Milchovich
                                      -----------------------------------------------------
                                                    Raymond J. Milchovich
                                             President, Chief Executive Officer,
                                            Chief Operating Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Date:  March 10, 2000
                                                    Raymond J. Milchovich
                                      -----------------------------------------------------
                                                    Raymond J. Milchovich
                                             President, Chief Executive Officer,
                                            Chief Operating Officer and Director

         Date:  March 10, 2000
                                                       John T. La Duc
                                      -----------------------------------------------------
                                                       John T. La Duc
                                      Executive Vice President and Chief Financial Officer
                                                (Principal Financial Officer)

         Date:  March 10, 2000
                                                      Daniel D. Maddox
                                      -----------------------------------------------------
                                                      Daniel D. Maddox
                                                Vice President and Controller
                                               (Principal Accounting Officer)

         Date:  March 10, 2000
                                                   George T. Haymaker, Jr.
                                      -----------------------------------------------------
                                                   George T. Haymaker, Jr.
                                                    Chairman of the Board

         Date:  March 10, 2000
                                                    Robert J. Cruikshank
                                      -----------------------------------------------------
                                                    Robert J. Cruikshank
                                                          Director

         Date:  March 10, 2000
                                                     Charles E. Hurwitz
                                      -----------------------------------------------------
                                                     Charles E. Hurwitz
                                                          Director

         Date:  March 10, 2000
                                                        Ezra G. Levin
                                      -----------------------------------------------------
                                                        Ezra G. Levin
                                                          Director

         Date:  March 10, 2000
                                                       James D. Woods
                                      -----------------------------------------------------
                                                       James D. Woods
                                                          Director

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



                                INDEX OF EXHIBITS

Exhibit
Number                             Description
-------                            -----------
 3.1       Restated Certificate of Incorporation of Kaiser Aluminum & Chemical
           Corporation (the "Company" or "KACC"), dated July 25, 1989
           (incorporated by reference to Exhibit 3.1 to the Registration
           Statement on Form S-1, dated August 25, 1991, filed by KACC,
           Registration No. 33-30645).

 3.2       Certificate of Retirement of KACC, dated February 7, 1990
           (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1989, filed by KACC, File No.
           1-3605).

 3.3       Amended and Restated By-Laws of Kaiser Aluminum & Chemical
           Corporation, dated October 1, 1997 (incorporated by reference to
           Exhibit 3.3 to the Report on Form 10-Q for the quarterly period ended
           September 30, 1997, filed by KACC, File No. 1-3605).

 4.1       Indenture, dated as of February 1, 1993, among KACC, as Issuer,
           Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser
           Jamaica Corporation, as Subsidiary Guarantors, and The First National
           Bank of Boston, as Trustee, regarding KACC's 12 3/4% Senior
           Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 to Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1- 3605).

 4.2       First Supplemental Indenture, dated as of May 1, 1993, to the
           Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended
           June 30, 1993, filed by KACC, File No. 1-3605).

 4.3       Second Supplemental Indenture, dated as of February 1, 1996, to the
           Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December
           31, 1995, filed by Kaiser Aluminum Corporation ("Kaiser" or "KAC"),
           File No. 1-9447).

 4.4       Third Supplemental Indenture, dated as of July 15, 1997, to the
           Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.1 to the report on Form 10-Q for the quarterly period ended
           June 30, 1997, filed by KAC, File No. 1-9447).

 4.5       Fourth Supplemental Indenture, dated as of March 31, 1999, to the
           Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended
           March 31, 1999, filed by KAC, File No. 1-9447).

 4.6       Indenture, dated as of February 17, 1994, among KACC, as Issuer,
           Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser
           Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary
           Guarantors, and First Trust National Association, as Trustee, regarding KACC's 97/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

 4.7       First Supplemental Indenture, dated as of February 1, 1996, to the
           Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.5 to the Report on Form 10-K for the period ended
           December 31, 1995, filed by KAC, File No. 1-9447).

 4.8       Second Supplemental Indenture, dated as of July 15, 1997, to the
           Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

 4.9       Third Supplemental Indenture, dated as of March 31, 1999, to the
           Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the Report on From 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


Exhibit
Number                             Description
-------                            -----------

 4.10      Indenture, dated as of October 23, 1996, among KACC, as Issuer,
           Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser
           Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill
           Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill
           Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as Subsidiary
           Guarantors, and First Trust National Association, as Trustee, regarding KACC's 107/8% Series B Senior Notes Due 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No.
           1-9447).

 4.11      First Supplemental Indenture, dated as of July 15, 1997, to the
           Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended
           June 30, 1997, filed by KAC, File No. 1-9447).

 4.12      Second Supplemental Indenture, dated as of March 31, 1999, to the
           Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended
           March 31, 1999, filed by KAC, File No. 1-9447).

 4.13      Indenture, dated as of December 23, 1996, among KACC, as Issuer,
           Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser
           Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill
           Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill
           Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC, as Subsidiary
           Guarantors, and First Trust National Association, as Trustee, regarding KACC's 10 7/8% Series D Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form
           S-4, dated January 2, 1997, filed by KACC, Registration No.
           333-19143).

 4.14      First Supplemental Indenture, dated as of July 15, 1997, to the
           Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

 4.15      Second Supplemental Indenture, dated as of March 31, 1999, to the
           Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on From 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

 4.16 Credit Agreement, dated as of February 15, 1994, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business
           Credit, Inc., as Agent (incorporated by reference to Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

 4.17 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 15, 1994, among KAC, KACC, the financial institutions party thereto, and BankAmerica
           Business Credit, Inc., as Agent (incorporated by reference to Exhibit
           4.1 to the Report on Form 10-Q for the quarterly period ended June
           30, 1994, filed by KAC, File No. 1-9447).

 4.18 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

 4.19 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1995, filed by KAC, File No. 1-9447).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



Exhibit
Number                             Description
-------                            -----------

 4.20 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995, filed by KAC, File No. 1-9447).

 4.21 Fifth Amendment to Credit Agreement, dated as of December 11, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.11 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

 4.22 Sixth Amendment to Credit Agreement, dated as of October 1, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No. 1-9447).

 4.23 Seventh Amendment to Credit Agreement, dated as of December 17, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

 4.24 Eighth Amendment to Credit Agreement, dated as of February 24, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, Kaiser, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent
           (incorporated by reference to Exhibit 4.16 to the Report on Form 10-K for the period ended December 31, 1996, filed by KAC, File No.
           1-9447).

 4.25 Ninth Amendment to Credit Agreement, dated as of April 21, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.5 to the Report on From 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

 4.26 Tenth amendment to Credit Agreement, dated as of June 25, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

 4.27 Eleventh Amendment to Credit Agreement, dated as of October 20, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.7 to the Report on Form 10-Q for the quarterly period ended September 30, 1997, filed by KAC, File No. 1-9447).

 4.28 Twelfth Amendment to Credit Agreement, dated as of January 13, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.24 to the Report on Form 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).

 4.29 Thirteenth Amendment to Credit Agreement, dated as of July 20, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4 to the report on Form 10-Q for the quarterly period ended June 30, 1998, filed by KAC, File No. 1-9447).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


Exhibit
Number                             Description
-------                            -----------

 4.30      Fourteenth Amendment to Credit Agreement, dated as of December 11,
           1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent
           (incorporated by reference to Exhibit 4.26 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No.
           1-9447).

 4.31      Fifteenth Amendment to Credit Agreement, dated as of February 23,
           1999, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent
           (incorporated by reference to Exhibit 4.27 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No.
           1-9447).

 4.32 Sixteenth Amendment to Credit Agreement, dated as of March 26, 1999, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.28 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447).

 4.33      Seventeenth Amendment to Credit Agreement, dated as of September 24,
           1999, amending the Credit Agreement, dated as February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto and BankAmerica Business Credit, as Agent (incorporated by reference to Exhibit 4.1 to the Report on From 10-Q for the quarterly period ended September 30, 1999, filed by KAC, File No. 1-9447).

*4.34      Eighteenth Amendment to Credit Agreement, dated as of February 11,
           2000, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and Bank of America, N.A. (Successor to BankAmerica Business
           Credit, Inc.), as Agent.

*4.35      Limited Waiver Regarding Repayment of CARIFA Bonds, dated February
           17, 2000, among KAC, KACC, the financial institutions party thereto, and Bank of America, N.A., as Agent.

 4.36      Intercompany Note between KAC and KACC (incorporated by reference to
           Exhibit 10.11 to the Report on Form 10-K for the period ended
           December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"), File No. 1-3924).

 4.37 Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM, File No. 1-3924).

 4.38      Senior Subordinated Intercompany Note between KAC and KACC dated
           February 15, 1994 (incorporated by reference to Exhibit 4.22 to the
           Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

 4.39      Senior Subordinated Intercompany Note between KAC and KACC dated
           March 17, 1994 (incorporated by reference to Exhibit 4.23 to the
           Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


Exhibit
Number                             Description
-------                            -----------

 10.2      Tax Allocation Agreement, dated as of December 21, 1989, between
           MAXXAM and KACC (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement on Form S-1, dated
           December 14, 1989, filed by KACC, Registration No. 33-30645).

 10.3 Tax Allocation Agreement, dated as of February 26, 1991, between KAC and MAXXAM (incorporated by reference to Exhibit 10.23 to Amendment
           No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by KAC, Registration No. 33-37895).

 10.4      Tax Allocation Agreement, dated as of June 30, 1993, between KACC and
           KAC (incorporated by reference to Exhibit 10.3 to the Report on Form
           10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

                  Executive Compensation Plans and Arrangements
                       [Exhibits 10.5 - 10.30, inclusive]

 10.5      KACC's Bonus Plan (incorporated by reference to Exhibit 10.25 to
           Amendment No. 6 to the Registration Statement on Form S-1, dated
           December 14, 1989, filed by KACC, Registration No. 33-30645).

 10.6 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

 10.7 Kaiser 1995 Employee Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1995, filed by KAC, File No.
           1-9447).

 10.8 Kaiser 1995 Executive Incentive Compensation Program (incorporated by reference to Exhibit 99 to the Proxy Statement, dated April 26, 1995, filed by KAC, File No. 1-9447).

 10.9 Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement, dated April 29, 1997, filed by
           KAC, File No. 1-9447).

 10.10     Employment Agreement, dated April 1, 1993, among KAC, KACC, and
           George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

 10.11     First Amendment to Employment Agreement by and between KACC, KAC and
           George T. Haymaker, Jr. (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended June 30, 1996, filed by KAC, File No. 1-9447).

 10.12     Second Amendment to Employment Agreement, dated as of December 10,
           1997, by and between KAC, KACC, and George T. Haymaker, Jr.
           (incorporated by reference to Exhibit 10.12 to the Report on Form
           10-K for the period ended December 31, 1997, filed by KAC, File No.
           1-9447).

*10.13 Director and Non-Executive Chairman Agreement, dated January 1, 2000, among KAC, KACC and George T. Haymaker, Jr.

 10.14     Letter Agreement, dated January 1995, between KAC and Charles E.
           Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993
           Omnibus Stock Incentive Plan (incorporated by reference to Exhibit
           10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

 10.15 Employment Agreement between KACC and Raymond J. Milchovich made effective for the period from January 1, 1998, to December 31, 2002
           (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File
           No. 1-9447).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------



Exhibit
Number                             Description
-------                            -----------

 10.16 Employment Agreement, dated as of June 1, 1999, between the Company and Raymond J. Milchovich (incorporated by reference to Exhibit 10.1 to the Report on From 10-Q for the quarterly period ended June 30, 1999, filed by KAC, File No. 1-9447).

 10.17     Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus
           Stock Incentive Plan to Raymond J. Milchovich, effective July 2, 1998
           (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File
           No. 1-9447).

 10.18     Restated Promissory Note, dated June 14, 1999, from Raymond J.
           Milchovich to the Company (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by KAC, File No. 1-9447).

 10.19 Employment Agreement between KACC and John T. La Duc made effective for the period from January 1, 1998, to December 31, 2002
           (incorporated by reference to Exhibit 10.5 to the Report on From 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File
           No. 1-9447).

 10.20     Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus
           Stock Incentive Plan to John T. La Duc, effective July 10, 1998
           (incorporated by reference to Exhibit 10.6 to the Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File
           No. 1-9447).

 10.21     Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus
           Stock Incentive Plan to George T. Haymaker, Jr., effective January 1,
           1998 (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File
           No. 1-9447).

 10.22     Performance-Accelerated Stock Option Grant Pursuant to the Kaiser
           1997 Omnibus Stock Incentive Plan to George T. Haymaker, Jr., effective January 1, 1998 (incorporated by reference to Exhibit 10.19 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447).

 10.23     Letter Agreement, dated July 27, 1998, between KACC and John H.
           Walker (incorporated by reference to Exhibit 10.20 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File
           No. 1-9447).

 10.24     Executive Employment Agreement, effective December 1, 1999, between
           MAXXAM and J. Kent Friedman (incorporated by reference to Exhibit
           10.52 to the Report on Form 10-K for the period ended December 31, 1999, filed by MAXXAM, File No. 1-3924).

 10.25 Employment Agreement made and entered into as of September 1, 1996, by and between KACC and Jack A. Hockema (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended
           September 30, 1996, filed by KAC, File No. 1-9447).

*10.26     Letter Agreement, dated April 15, 1999, amending the Employment
           Agreement made and entered into as of September 1, 1996, by and between KACC and Jack A. Hockema.

*10.27     Description of compensation arrangements among KACC, KAC and Jack A.
           Hockema.

 10.28     Description of Kaiser Severance Protection and Change of Control
           Benefits Program (incorporated by reference to Exhibit 10.21 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447).

 10.29 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC
           Common Stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------


Exhibit
Number                             Description
-------                            -----------

 10.30     Form of Deferred Fee Agreement between KAC, KACC, and directors of
           KAC and KACC (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by KAC, File No. 1-9447).

*21        Significant Subsidiaries of KACC.

*27        Financial Data Schedule.




------------------------------------

*          Filed herewith