Form 10-Q
period 2000-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2000-05-02
CIK 54291

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          Commission file number 1-3605



                     KAISER ALUMINUM & CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                94-0928288
     (State of incorporation)            (I.R.S. Employer Identification No.)


                5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057
               (Address of principal executive offices) (Zip Code)


                                 (713) 267-3777
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /x/        No

     At April 21, 2000, the registrant had 46,171,365 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                              March 31,        December 31,
                                                                   2000                1999
                                                          ---------------------------------
                       ASSETS                                (Unaudited)
Current assets:
   Cash and cash equivalents                               $       15.9       $        21.2
   Receivables                                                    296.5               266.9
   Inventories                                                    521.0               546.1
   Prepaid expenses and other current assets                      108.8               145.6
                                                           --------------------------------

      Total current assets                                        942.2               979.8

Investments in and advances to unconsolidated
      affiliates                                                   92.2                96.9
Property, plant, and equipment - net                            1,038.4             1,053.7
Deferred income taxes                                             437.9               438.2
Other assets                                                      643.7               634.3
                                                           --------------------------------

        Total                                              $    3,154.4       $     3,202.9
                                                           ================================
             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $      204.5       $       231.7
   Accrued interest                                                25.1                37.7
   Accrued salaries, wages, and related expenses                   62.6                62.1
   Accrued postretirement medical benefit
       obligation - current portion                                51.4                51.5
   Other accrued liabilities                                      183.1               170.0
   Payable to affiliates                                           82.1                84.6
   Long-term debt - current portion                                 1.6                  .3
                                                            -------------------------------
     Total current liabilities                                    610.4               637.9
Long-term liabilities                                             690.4               727.3
Accrued postretirement medical benefit obligation                 675.2               678.3
Long-term debt                                                    979.1               972.5
Minority interests                                                 98.4                96.7
Redeemable preference stock                                        17.8                19.5
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                 1.5                 1.5
   Common stock                                                    15.4                15.4
   Additional capital                                           2,205.1             2,173.0
   Accumulated deficit                                           (193.1)             (205.1)
   Accumulated other comprehensive
      income - additional minimum pension liability                (1.2)               (1.2)
   Less:  Note receivable from parent                          (1,944.6)           (1,912.9)
                                                            -------------------------------
      Total stockholders' equity                                   83.1                70.7
                                                            -------------------------------
        Total                                              $    3,154.4       $     3,202.9
                                                           ================================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)


                                                               Quarter Ended
                                                                 March 31,
                                                         ----------------------
                                                             2000          1999
                                                         ----------------------

Net sales                                                $  565.7    $   479.4
                                                         ----------------------
Costs and expenses:
   Cost of products sold                                    480.7        459.9
   Depreciation and amortization                             19.6         24.4
   Selling, administrative, research and
       development, and general                              28.3         28.0
                                                         ----------------------
        Total costs and expenses                            528.6        512.3
                                                         ----------------------

Operating income (loss)                                      37.1        (32.9)

Other income (expense):
   Interest expense                                         (28.4)       (27.7)
   Other - net                                               10.1          1.3
                                                         ----------------------

Income (loss) before income taxes and
    minority interests                                       18.8        (59.3)

(Provision) benefit for income taxes                         (7.3)        20.2

Minority interests                                             .5          1.4
                                                         ----------------------

Net income (loss)                                        $   12.0    $   (37.7)
                                                         ======================


   The accompanying notes to interim consolidated financial statements are an integral part of these statements.


         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                       2000       1999
                                                                                    ------------------
Cash flows from operating activities:
   Net income (loss)                                                                $ 12.0     $(37.7)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs
           of $1.1 and $1.0)                                                          20.7       25.4
      Equity in (income) loss of unconsolidated affiliates, net of distributions       2.3       (4.4)
      Minority interests                                                               (.5)      (1.4)
      (Increase) decrease in receivables                                             (29.6)       6.7
      Decrease in inventories                                                         25.1       14.8
      Decrease (increase) in prepaid expenses and other current assets                31.0      (11.7)
      Decrease in accounts payable and accrued interest                              (39.8)     (34.2)
      Increase in payable to affiliates and other accrued liabilities                 15.6       26.4
      Increase (decrease) in accrued and deferred income taxes                         4.6      (20.5)
      Decrease in net long-term assets and liabilities                               (53.4)     (31.0)
      Other                                                                             .7         .2
                                                                                    ------------------

        Net cash used by operating activities                                        (11.3)     (67.4)
                                                                                    ------------------

Cash flows from investing activities:
   Capital expenditures                                                              (16.7)     (16.5)
   Net proceeds from disposition of property and investments                          15.4         .5
   Other                                                                               3.1       (3.2)
                                                                                    ------------------
        Net cash provided (used) by investing activities                               1.8      (19.2)
                                                                                    ------------------
Cash flows from financing activities:
   Borrowings under revolving credit facility, net                                    10.1          -
   Repayments of long-term debt                                                       (4.2)       (.3)
   Decrease in restricted cash, net                                                      -         .8
   Dividends paid                                                                        -        (.1)
   Redemption of minority interests' preference stock                                 (1.7)      (1.3)
                                                                                    ------------------
        Net cash provided (used) by financing activities                               4.2        (.9)
                                                                                    ------------------

Net decrease in cash and cash equivalents during the period                           (5.3)     (87.5)
Cash and cash equivalents at beginning of period                                      21.2       98.3
                                                                                    ------------------
Cash and cash equivalents at end of period                                          $ 15.9     $ 10.8
                                                                                    =================

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest                                       $ 39.9     $ 39.3
   Income taxes paid                                                                   1.7         .5


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

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

     Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

LABOR RELATED COSTS
     The Company is currently operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in January 1999. However, the Company has continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying interim consolidated financial statements, the Company based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period-end in advance of recording the physical transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transactions occur. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

flow and earnings will be "fixed" to the extent hedged. This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

     Adoption of SFAS No. 133 is required on or before January 1, 2001. The Company will likely implement SFAS No. 133 as of January 1, 2001.

2.   INCIDENT AT GRAMERCY FACILITY

     In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is currently expected to commence during the third quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. The Company has received the regulatory permit required to operate the plant once the facility is ready to resume production.

     The cause of the incident is under investigation by the Company and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations and in March 2000 proposed that the Company be assessed a penalty of $.5 in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. The Company disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against the Company. However, as more fully explained below, based on what is known to date and discussions with the Company's advisors, the Company believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts were charged to Cost of products sold in the third quarter of 1999.

     The Company has significant amounts of insurance coverage related to the Gramercy incident. The Company's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

     Property Damage. The Company's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded the minimum expected property damage reimbursement amount. The amount ($100) was classified as a receivable in Other assets as such proceeds will be invested in property, plant and equipment. Such amount is expected to be received during 2000.

     Clean-up and Site Preparation. The Gramercy facility incurred incremental costs for clean-up and other activities during 1999 and will continue to incur such costs during 2000. These clean-up and site preparation activities have been offset by accruals of approximately $18.3, of which $4.3 was accrued in the first quarter of 2000, for estimated insurance recoveries.

     Business Interruption. The Company's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. The Company will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that the Company had declared force majeure with respect to the contracts shortly after the incident. The Company is purchasing alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. The excess cost of such open market purchases is expected to be substantially offset by insurance recoveries.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

However, if delays in the rebuilding of the Gramercy facility were to occur and certain sublimits within the Company's insurance coverage were deemed to apply, the Company's results could be negatively affected. In consideration of the foregoing items, as of March 31, 2000, the Company had recorded expected business interruption insurance recoveries totaling $66.3, of which $25.3 were recorded in first quarter of 2000, as a reduction of Cost of products sold. These amounts substantially offset actual expenses incurred during the period. Such business interruption insurance amounts represent estimates of the Company's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

     Since production has been completely curtailed at the Gramercy facility, the Company has, for the time being, suspended depreciation of the facility. Depreciation expense for the first three months of 1999 was approximately $3.0. Depreciation expense will increase in future years once production is restored.

     Liability. The incident has also resulted in more than thirty-five class action lawsuits being filed against the Company alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, the Company does not currently believe the damages will exceed the amount of coverage under its liability policies.

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

     Timing of Insurance Recoveries. As of March 31, 2000, the Company had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $84.6, of which $29.6 was recorded in the first quarter of 2000. As of March 31, 2000, approximately $79.6 of insurance recoveries had been received, of which $29.6 was received in the first quarter of 2000. The Company continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when the Company expends funds and when it is reimbursed. However, the Company will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were to be other significant uses of the Company's existing Credit Agreement capacity, delays in the rebuilding at the Gramercy facility could occur and could have a material adverse impact on the Company's liquidity and operating results.

3.   INVENTORIES

     The classification of inventories is as follows:

                                                    March 31,     December 31,
                                                         2000             1999
                                               -------------------------------
Finished fabricated aluminum products          $         98.0   $        118.5
Primary aluminum and work in process                    184.3            189.4
Bauxite and alumina                                     117.5            124.1
Operating supplies and repair and
    maintenance parts                                   121.2            114.1
                                               -------------------------------
     Total                                     $        521.0   $        546.1
                                               ===============================



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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 2000, the balance of such accruals, which are primarily included in Long-term liabilities, was $48.2. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 2000 through 2004 and an aggregate of approximately $22.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $37.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

ASBESTOS CONTINGENCIES
      The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not sold for at least 20 years. At March 31, 2000, the number of such claims pending was approximately 105,300, as compared with 100,000 at December 31, 1999. In 1999, approximately 29,300 of such claims were received and 15,700 were settled or dismissed. During the quarter ended March 31, 2000, approximately 6,400 of such claims were received and 1,100 of such claims were settled or dismissed. The foregoing claim and settlement figures as of and for the quarter ended March 31, 2000, do not reflect the fact that as of March 31, 2000, the Company had reached agreements under which it expects to settle approximately 62,000 of the pending asbestos-related claims over an extended period.

      The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, the Company expects that such costs may continue beyond 2009, and that such costs could be substantial. As of March 31, 2000, an estimated asbestos-related cost accrual of $386.1, before consideration of insurance recoveries, has been reflected in the accompanying interim consolidated financial statements primarily in Long-term liabilities. The Company estimates that annual future cash payments for asbestos-related costs will range from approximately $80.0 to $95.0 in the years 2000 to 2002, approximately $35.0 to $55.0 for each of the years 2003 and 2004, and an aggregate of approximately $50.0 thereafter.

     The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The Company has reached preliminary agreements with certain insurance carriers under which it expects to collect a substantial portion of its 2000 asbestos-related payments. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $320.4, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 2000. However, no assurance can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage.

      Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically reevaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

LABOR MATTERS
      In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, the Company was notified by the general counsel of the NLRB of the dismissal of twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA. The general counsel of the NLRB indicated that he would refer two allegations for trial before an administrative law judge. A trial date has not been set. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or the Company. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against the Company, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

      See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

5.    DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      At March 31, 2000, the net unrealized loss on the Company's position in aluminum forward sales and option contracts, (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $25.2 (based on applicable quarter-end published market prices). As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will be offset by losses or gains, respectively, on the transactions being hedged.

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

      From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively fix the price that it will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for the Company's anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. As of March 31, 2000, the Company had entered into option contracts that established a price range for 239,000, 317,000 and 91,000 tons* of primary aluminum with respect to 2000, 2001 and 2002, respectively.

[FN]

--------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

      Additionally, through March 31, 2000, the Company had also entered a series of transactions with a counterparty that will provide the Company with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period April 2000 through June 2001. The Company also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While the Company believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked-to-market" each period. For the quarter ended March 31, 2000, the Company recorded mark-to-market gains of $14.4 in Other income (expense) associated with the transactions described in this paragraph.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

      As of March 31, 2000, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000 and 2001 at prices indexed to future prices of primary aluminum.

ENERGY
      The Company is exposed to energy price risk from fluctuating prices for fuel oil and diesel oil consumed in the production process. The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 2000, the Company held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for the remainder of 2000.

FOREIGN CURRENCY
      The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 2000, the Company had net forward foreign exchange contracts totaling approximately $76.9 for the purchase of 116.5 Australian dollars from April 2000 through July 2001, in respect of its Australian dollar denominated commitments from April 2000 through July 2001. In addition, the Company has entered into option contracts that establish a price range for the purchase of 36.0 Australian dollars for the period April 2000 through June 2001.

      See Note 12 of the Notes to Consolidated Financial Statements for the year ended December 31, 1999.

6.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      In February 2000, the Company completed the previously announced sale of its Micromill assets and technology to a third party for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on the Company's first quarter 2000 operating results.

      During the quarter ended March 31, 2000, the Company, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0. The sale did not have a material impact on the Company's first quarter 2000 operating results.

7.    INTERIM OPERATING SEGMENT INFORMATION

      The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1999. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Financial information by operating segment for the quarters ended March 31, 2000 and 1999 is as follows:



                                                          2000          1999
----------------------------------------------------------------------------
Net Sales:
     Bauxite and Alumina:
       Net sales to unaffiliated customers          $   100.8 (1)  $    89.7
       Intersegment sales                                56.8 (1)       23.0
                                                    ---------      ---------
                                                        157.6          112.7
                                                    ---------      ---------

     Primary Aluminum:
       Net sales to unaffiliated customers              127.1           89.1
       Intersegment sales                                82.1           49.1
                                                    ---------      ---------
                                                        209.2          138.2
                                                    ---------      ---------
     Flat-Rolled Products                               153.7          148.3
     Engineered Products                                159.5          133.5
     Minority interests                                  24.6           18.8
     Eliminations                                      (138.9)         (72.1)
                                                    ---------      ---------
                                                    $   565.7      $   479.4
                                                    =========      =========
Operating income (loss):
     Bauxite and Alumina                            $    16.4 (2)  $    (7.8)
     Primary Aluminum                                    25.5          (22.1)(3)
     Flat-Rolled Products                                 3.1            7.4
     Engineered Products                                 13.3            6.9
     Micromill (4)                                        (.6)          (3.3)
     Eliminations                                        (4.1)           3.6
     Corporate and Other                                (16.5)(5)      (17.6)
                                                    =========      =========
                                                    $    37.1      $   (32.9)
                                                    =========      =========
Depreciation and amortization:
     Bauxite and Alumina                            $     6.0 (6)  $     8.9
     Primary Aluminum                                     6.2            7.3
     Flat-Rolled Products                                 4.1            4.1
     Engineered Products                                  2.8            2.7
     Micromill (4)                                         .2             .7
     Corporate and Other                                   .3             .7
                                                    ---------      ---------
                                                    $    19.6      $    24.4
                                                    =========      =========


(1) Net sales for the three months ended March 31, 2000, included approximately 77,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 39,000 tons of alumina purchased from third parties and transferred to the Company's primary alumina business unit.
(2) Operating income (loss) for the three months ended March 31, 2000, included estimated business interruption insurance recoveries totaling $25.3.
(3) Operating income (loss) for the three months ended March 31, 1999, included potline restart costs of $7.1.
(4) The Company's Micromill assets and technology were sold to a third party in February 2000.
(5) Operating income (loss) for the three months ended March 31, 2000, included approximately $2.0 of non-recurring expenses related to Corporate staff cost reduction and efficiency initiatives.
(6) Depreciation was suspended for the Gramercy facility for the last six months of 1999 and the first three months of 2000, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the three months ended March 31, 1999, was approximately $3.0.



     Capital expenditures made during the first quarter of 2000 (other than the Gramercy facility construction) were incurred on a relatively ratable basis among the Company's four primary operating business segments.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section should be read in conjunction with the response to Item 1,
Part I, of this Report.

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Recent Events and Developments," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. "Business - Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RECENT EVENTS AND DEVELOPMENTS

INCIDENT AT GRAMERCY FACILITY
     In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. See Note 2 of Notes to Interim Consolidated Financial Statements for a full discussion regarding the incident at the Gramercy facility.

     Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is currently expected to commence during the third quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. The Company has received the regulatory permit required to operate the plant once the facility is ready to resume production.

     In March 2000, the U.S. Mine Safety and Health Administration ("MSHA") proposed that the Company be assessed a penalty of $.5 million in connection with the citations issued from its investigation of the incident. The Company disagrees with the substance of the previously issued MSHA citations and has challenged them and the associated penalty. However, it is possible that other civil or criminal fines or penalties could be levied against the Company.

     During the three months ended March 31, 2000, estimated insurance recoveries for clean-up and site preparation costs of $4.3 million and business interruption costs of $25.3 million were accrued. During the three months ended March 31, 2000, insurance recoveries totaling $29.6 million were received. At March 31, 2000, the Company had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $84.6 million, of which $79.6 million of insurance recoveries had been received.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     The Company and the USWA continue to communicate. The objective of the Company has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

     In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, the Company was notified by the general counsel of the NLRB of the dismissal of twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA. The general counsel of the NLRB indicated that he would refer two allegations for trial before an administrative law judge. A trial date has not been set. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or the Company. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against the Company, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

STRATEGIC INITIATIVES
     The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of its non-core businesses; and strengthening its financial position.

     In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive and in which the Company believes it is well positioned to capture value. This process has continued in 2000. In the first quarter of 2000, the Company, in the ordinary course of business, sold certain non-operating properties and completed the sale of its Micromill assets and technology.

     Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursuing claims in this regard. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of the Company, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies. However, during 1999, the Company reached preliminary agreements under which it expects to collect a substantial portion of its expected 2000 asbestos-related payments from certain insurance carriers.

     Additional portfolio analysis and initiatives are continuing.

FLAT-ROLLED PRODUCTS
     In December 1999, the Company announced that its flat-rolled products business unit expects to accelerate its product mix shift toward higher value added product lines such as heat-treat, beverage can lid and tab stock, automotive and other niche businesses, and away from beverage can body stock. The initial steps of this process should be completed during the second quarter of 2000, at which point the Company will assess related issues such as employment levels at the Trentwood facility. Although the shift in product mix is expected to have a favorable impact on the Company's results and financial position over the long term, it is possible that such a product mix shift may result in certain non-recurring charges that would have an adverse impact on the Company's near term results.

RESULTS OF OPERATIONS

     As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 2000 and 1999. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for further information regarding segments.

     Interim results are not necessarily indicative of those for a full year.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)


                                                              Quarter Ended
                                                                 March 31,
                                                       --------------------------
                                                             2000            1999
---------------------------------------------------------------------------------
Shipments: (000 tons)
   Alumina
      Third Party                                            437.5 (1)      487.0
      Intersegment                                           277.6 (1)      150.3
                                                       -----------     ----------
        Total Alumina                                        715.1          637.3
                                                       -----------     ----------
   Primary Aluminum
      Third Party                                             79.4           62.9
      Intersegment                                            47.9           39.5
                                                       -----------     ----------
        Total Primary Aluminum                               127.3          102.4
                                                       -----------     ----------
   Flat-Rolled Products                                       51.8           52.5
                                                       -----------     ----------
   Engineered Products                                        47.3           41.4
                                                       -----------     ----------

Average Realized Third Party Sales Price: (2)
   Alumina (per ton)                                   $       203     $      172
   Primary Aluminum (per pound)                        $       .72     $      .64
Net Sales:
   Bauxite and Alumina
      Third Party (includes net sales of bauxite)      $     100.8 (1) $     89.7
      Intersegment                                            56.8 (1)       23.0
                                                       -----------     ----------
        Total Bauxite and Alumina                            157.6          112.7
                                                       -----------     ----------
   Primary Aluminum
      Third Party                                            127.1           89.1
      Intersegment                                            82.1           49.1
                                                       -----------     ----------
        Total Primary Aluminum                               209.2          138.2
                                                       -----------     ----------
   Flat-Rolled Products                                      153.7          148.3
   Engineered Products                                       159.5          133.5
   Minority Interests                                         24.6           18.8
   Eliminations                                             (138.9)         (72.1)
                                                       -----------     ----------
        Total Net Sales                                $     565.7     $    479.4
                                                       ===========     ==========
Operating Income (Loss):
   Bauxite and Alumina                                 $      16.4 (3) $     (7.8)
   Primary Aluminum                                           25.5          (22.1)(4)
   Flat-Rolled Products                                        3.1            7.4
   Engineered Products                                        13.3            6.9
   Micromill (5)                                               (.6)          (3.3)
   Eliminations                                               (4.1)           3.6
   Corporate                                                 (16.5)(6)      (17.6)
                                                       -----------     ----------
        Total Operating Income (Loss)                  $      37.1     $    (32.9)
                                                       ===========     ==========
Net Income (Loss)                                      $      12.0     $    (37.7)
                                                       ===========     ==========
Capital Expenditures                                   $      16.7     $     16.5
                                                       ===========     ==========


(1) Net sales for the three months ended March 31, 2000, included approximately 77 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 39 tons of alumina purchased from third parties and transferred to the Company's primary aluminum business unit.
(2) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.


        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

(3) Operating income (loss) for the three months ended March 31, 2000, included estimated business interruption insurance recoveries totaling $25.3. Additionally, depreciation was suspended for the Gramercy facility for the last six months of 1999 and the first three months of 2000, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the three months ended March 31, 1999, was approximately $3.0.
(4) Operating income (loss) for the three months ended March 31, 1999, included potline restart costs of $7.1.
(5) The Company's Micromill assets and technology were sold to a third party in February 2000.
(6) Operating income (loss) for the three months ended March 31, 2000, included approximately $2.0 of non-recurring expenses related to Corporate staff cost reduction and efficiency initiatives.



OVERVIEW
     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Note 5 of Notes to Interim Consolidated Financial Statements for a discussion of the Company's hedging activities.

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

     During 1999, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum declined from the low $.60 range at the beginning of the year to a low of approximately $.57 per pound in February and then began a steady increase ending 1999 at $.79 per pound. During the first quarter of 2000, the AMT price increased to a high of approximately $.84 in January and then began a decline ending the quarter at $.74 per pound. The AMT price for primary aluminum for the week ended April 14, 2000, was approximately $.70 per pound.

QUARTER ENDED MARCH 31, 2000, COMPARED TO QUARTER ENDED MARCH 31, 1999

SUMMARY
     The Company reported net income of $12.0 million for the first quarter of 2000, compared to a net loss of $37.7 million for the same period of 1999. Net sales in the first quarter of 2000 totaled $565.7 million compared to $479.4 million in the first quarter of 1999.

     Net income for the quarter ended March 31, 2000, included pretax gains of $14.4 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions.

BAUXITE AND ALUMINA
     Third party net sales of alumina increased 12% for the quarter ended March 31, 2000, as compared to the same period in 1999 as an 18% increase in third party average realized prices was partially offset by a 10% decrease in third party shipments. The increase in the average realized prices was due to an increase in market prices related to the Company's primary aluminum-linked customers sales contracts. Such increase was partially offset by allocated net losses from the Company's hedging activities. The decrease in quarter-over-quarter shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 77,000 tons of alumina purchased by the Company in 2000 from third parties to fulfill third party sales contracts.

     Intersegment net sales of alumina were up 147% for the quarter ended March 31, 2000, as compared to the same period in 1999. The increase was due to a 34% increase in the intersegment average realized price and an 85% increase in intersegment shipments. The increase in shipments was due to the favorable impact of operating three more potlines at the Company's 90% owned Volta Aluminium Company Limited ("Valco") smelter in Ghana and two and one-half more potlines at the Company's Washington smelters in 2000 than in 1999. Intersegment net sales included approximately 39,000 tons of alumina purchased from third-parties and transferred to the primary aluminum business unit.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

     Segment operating income increased between years primarily due to the increase in the average realized prices and net shipments discussed above.

PRIMARY ALUMINUM
     First quarter 2000 third party net sales of primary aluminum were up 43% as compared to the same period in 1999 as a result of a 13% increase in third party averaged realized prices and a 26% increase in third party shipments. The increase in the average realized prices was partially offset by allocated net losses from the Company's hedging activities. The increase in shipments was primarily due to the favorable impact of the increased operating rate at Valco and at the Company's Washington smelters as discussed above.

     Intersegment net sales were up approximately 67% between the first quarter of 2000 and first quarter 1999. Intersegment shipments were up 21% from the prior year, primarily reflecting increased demand from the fabricated products segments, and average realized prices increased 39% reflecting higher market prices for primary aluminum.

     Segment operating income in first quarter 2000 was up from first quarter 1999. The primary reasons for the increase were the improvements in shipments and average realized prices discussed above. However, first quarter 1999 results included costs of approximately $7.1 million associated with preparing and restarting potlines at Valco and the Washington smelters.

FLAT-ROLLED PRODUCTS
     Net sales of flat-rolled products increased by 4% during first quarter 2000 as compared to 1999 primarily as a result of a 5% increase in average realized prices. Third party shipments were essentially flat. The increase in average realized prices primarily reflects the pass through to customers of increased market prices for primary aluminum.

     Segment operating income decreased in the first quarter 2000 compared to the same period in 1999. While average realized prices increased year over year, year 2000 results reflect a reduced margin spread contribution from heat treat aerospace products. While heat treat product shipments in 2000 improved over late 1999 levels, they did not reach the robust levels experienced in 1998 and early 1999.

ENGINEERED PRODUCTS
     Net sales of engineered products increased approximately 19% year over year, reflecting a 14% increase in product shipments and 5% increase in average realized prices. The increase in shipments was due to a strong increase in the demand in the distribution and ground transportation markets. The change in average realized prices primarily reflects the pass through to customers of increased market prices for primary aluminum.

     Segment operating income increased substantially in the first quarter of 2000 as compared to the first quarter of 1999. The year over year increase primarily reflects the impact of the strong demand in the distribution and ground transportation markets on shipments and margins. Segment operating income for the three months ended March 31, 1999, included equity in earnings of $2.5 million from the Company's 50% interest in AKW L.P., which was sold in April 1999.

ELIMINATIONS
     Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

CORPORATE AND OTHER
     Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses for 2000 included approximately $2.0 million of non-recurring expenses related to ongoing Corporate staff cost reduction and efficiency initiatives.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

LIQUIDITY AND CAPITAL RESOURCES

     See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

OPERATING ACTIVITIES
     At March 31, 2000, the Company had working capital of $331.8 million, compared with working capital of $341.9 million at December 31, 1999. The decrease in working capital primarily resulted from decreases in inventories, prepaid expenses and other current assets, offset by a decrease in accounts payable and accrued interest and an increase in receivables. The decrease in prepaid expenses and other current assets resulted primarily from receipts by the Company of margin advances (deposits) resulting from reduced margin requirements due to lower end of period primary aluminum market prices. The decrease in accounts payable was primarily due to the timing of payments for third party alumina purchases related to the Gramercy incident. The decrease in accrued interest was primarily due to the timing of semi-annual interest payments on the Company's public debt. Changes in receivables and inventories reflect the factors described in "Results of Operations".

INVESTING ACTIVITIES
     Capital expenditures during the quarter ended March 31, 2000, were $16.7 million, including $6.5 million for the rebuilding of the Gramercy facility. The remainder of the first quarter 2000 capital expenditures were used to improve production efficiency and reduce operating costs. Total consolidated capital expenditures, excluding the expenditures for the rebuilding of the Gramercy facility which will be partially funded with insurance proceeds (see Note 2 of Notes to Interim Consolidated Financial Statements), are expected to be between $80.0 and $115.0 million per annum in each of 2000 through 2002 (of which approximately 10% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See "--Financing Activities and Liquidity" below for a discussion of Gramercy related capital spending. Management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, its ability to assure future cash flows through hedging or other means, its financial position and other factors.

FINANCING ACTIVITIES AND LIQUIDITY

     As of March 31, 2000, the Company's total consolidated indebtedness was $980.7 million, including $20.5 million of borrowings under its credit agreement, as amended (the "Credit Agreement"), compared with $972.8 million at December 31, 1999.

     At March 31, 2000, $235.1 million (of which $55.6 million could have been used for letters of credit) was available to the Company under the Credit Agreement. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the quarter ended March 31, 2000, the average per annum interest rate on loans outstanding under the Credit Agreement was approximately 9.65%. The Credit Agreement significantly restricts the Company's ability to pay any dividends on its common stock.

     The Company's near-term liquidity will be, as more fully discussed below, affected by three significant items: the Gramercy incident, aluminum hedging margin requirements and the amount of net payments for asbestos liabilities.

     As of March 31, 2000, the Company had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred relating to the Gramercy incident of approximately $84.6 million, of which $29.6 million was recorded in the first quarter of 2000. As of March 31, 2000, $79.6 million of insurance recoveries related to these costs had been received, of which $29.6 million was received in the first quarter of 2000. During 2000, capital spending related to rebuilding the Gramercy facility is expected to be approximately $200.0 million of which a minimum of $100.0 million of such expenditures is expected to be funded by proceeds from the Company's insurance contracts. The remainder of the Gramercy-related capital expenditures will be funded by the Company using existing cash resources, funds from operations and/or borrowings under its Credit Agreement. The amount of capital expenditures to be funded by the Company will depend on, among other things, the ultimate cost and timing of the

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

rebuild and negotiations with the insurance carriers. In addition, the Company will incur continuing expenses and experience lost profits in 2000 and 2001 as a result of the Gramercy incident which amounts (based on current primary aluminum prices and available facts and circumstances) are expected to total another $100.0 million, which amount is expected to be largely offset by insurance recoveries.

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

     Hedging activities could also have an adverse impact on the Company's near-term liquidity. At March 31, 2000, the Company had made margin advances of approximately $10.0 million and had posted letters of credit totaling $20.0 million in lieu of making margin advances. These amounts compare to December 31, 1999, outstanding margin advances of $38.0 million and outstanding letters of credit of $40.0 million. This significant improvement resulted from a downward shift in the forward market prices for primary aluminum during the first quarter of 2000. Even though the Company's exposure to paying additional margin advances has improved, increases in primary aluminum prices subsequent to March 31, 2000, could result in the Company having to make additional margin advances or post additional letters of credit and such amounts could be significant. The Company's exposure to margin advances is expected to continue to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than the Company's 2001 positions, expire. However, the Company continues to consider various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that the Company will be successful in this regard.

     The Company's estimated annual cash payments, prior to insurance recoveries, for asbestos-related costs will be approximately $80.0 million to $95.0 million for each of the years 2000 through 2002. The Company believes that it will recover a substantial portion of these payments from insurance. Preliminary agreements have been reached with certain insurance carriers under which it expects to collect a substantial portion of its 2000 asbestos-related payments. However, delays in receiving these or future insurance repayments would have an adverse impact on the Company's liquidity.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.

     The following sets forth updated information regarding the impact on future earnings of adverse market changes related to the Company's alumina and primary aluminum hedging positions resulting from the downward shift in the forward market prices for primary aluminum experienced during the first quarter of 2000, as well as additional hedging positions put in place during the quarter. See "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for additional information regarding the Company's hedging activities.

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

     As of March 31, 2000, approximately 65, 45% and 15% of the Company's net hedgeable volume with respect to the remainder of 2000, 2001 and 2002, respectively, is subject to a minimum and maximum contract price. If the March 31, 2000 London Metal Exchange ("LME") cash price for primary aluminum of approximately $.69 per pound, the Company estimates that it would realize a net aggregate pre-tax reduction of operating income of approximately $40.0 million from its hedging positions and fixed price customer contracts during the remainder of 2000, 2001 and 2002. The Company estimates that a hypothetical $.10 increase from the March 31, 2000 LME price would result in an additional net aggregate pre-tax reduction of operating income of approximately $100.0 million being realized during the remainder of 2000, 2001 and 2002 related to the Company's hedging positions and fixed price customer contracts. Approximately 25% of any reductions in operating income would occur in the second quarter of 2000 as the maximum contract prices in that period are lower than in the other periods. Both amounts above are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, the Company estimates that a hypothetical $.10 decrease from the March 31, 2000 price would result in an aggregate pre-tax increase in operating income of approximately $65.0 million being realized during 2000 and 2001 related to the Company's hedging positions and fixed price customer contracts. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, any increase or decrease in earnings attributable to the Company's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

     As stated in Note 5 of Notes to Interim Consolidated Financial Statements, the Company has certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. The Company estimates that a hypothetical $.10 increase in spot market prices from the March 31, 2000, LME cash price would, if the forward market were in a "contango" position (i.e., where future prices exceed spot prices), result in additional aggregate mark-to-market charges of between $20.0 - $30.0 million during the balance of 2000 and 2001. Conversely, the Company estimates that a hypothetical $.10 decrease in quarter-end 2000 spot market prices would result in aggregate mark-to-market income of up to $19.0 million during the balance of 2000 and 2001 (which is the amount of cumulative net mark-to-market losses reflected through March 31, 2000). For purposes of this computation, the Company assumed that the forward market would be essentially "flat" (i.e., future prices would approximate the current forward market price).

     The foregoing estimated earnings impact on 2001 excludes the possible effect on pre-tax income of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company as of January 1, 2001.

     In addition to having an impact on the Company's earnings, a hypothetical $.10-per-pound change in primary aluminum prices would also impact the Company's cash flows and liquidity through changes in possible margin advance requirements. At March 31, 2000, the Company had made margin advances of approximately $10.0 million and had posted letters of credit totaling $20.0 million in lieu of paying margin advances. Increases in primary

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

aluminum prices subsequent to March 31, 2000, could result in the Company having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the March 31, 2000 LME price) by June 30, 2000 and the forward curve were as described above, it is estimated that the Company could be required to make additional margin advances in the range of $60.0 to $90.0 million. On the other hand, a hypothetical $.10 decrease in primary aluminum prices by June 30, 2000, using the same forward curve assumptions stated above, would be expected to result in the Company receiving all of its March 31, 2000, margin advances. The Company's exposure to margin advances is expected to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than the Company's 2001 positions, expire. The Company is also considering various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that the Company will be successful in this regard.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Gramercy Litigation

      On July 5, 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. The cause of the accident is under investigation by the Company and various governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration issued 21 citations and in March 2000 proposed the Company be assessed a penalty of $.5 million in connection with its investigation of the Gramercy incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. The Company has previously announced that it disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against the Company.

      Twenty-four employees were injured in the incident, several of them severely. The Company may be liable for claims relating to the injured employees. The incident has also resulted in more than thirty-five lawsuits, most of which were styled as class action suits, being filed against the Company on behalf of more than 13,000 claimants. The lawsuits allege, among other things, property damage and personal injury. Such lawsuits were initially filed, on dates ranging from July 5, 1999, through December 26, 1999, in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State of Louisiana, or in the Twenty-Third Judicial District Court for the Parish of St. James, State of Louisiana, and such lawsuits have been removed to the United States District Court, Eastern District of Louisiana, and are consolidated under the caption Carl Bell. et al. V. Kaiser Aluminum & Chemical Corporation, No. 99-2078, et.seq. Plaintiffs have filed motions to remand the actions to state court, and the federal court has taken the matter under advisement. The cases are currently stayed pending mediation between the parties. The aggregate amount of damages sought in the lawsuits cannot be determined at this time. See Note 2 of Notes to Interim Consolidated Financial Statements. See Part I, Item 3. "LEGAL PROCEEDINGS - Gramercy Litigation" in the Company's Form 10-K for the year ended December 31, 1999.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

Asbestos-related Litigation

      The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The portion of
Note 4 of Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


     Exhibit No.                         Exhibit
        3.1         Restated Certificate of Incorporation of Kaiser Aluminum &
                    Chemical Corporation (the "Company" or "KACC"), dated July
                    25, 1989 (incorporated by reference to Exhibit 3.1 to the
                    Registration Statement on Form S-1, dated August 25, 1991, filed by KACC, Registration No. 33-30645).

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

       *27          Financial Data Schedule.

------------------------
*    Filed herewith

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended March 31, 2000.

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


                                      KAISER ALUMINUM & CHEMICAL CORPORATION


                                            /s/  John T. La Duc
                               By:  --------------------------------------------
                                                 John T. La Duc
                                         Executive Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)


                                          /s/   Daniel D. Maddox
                               By:  --------------------------------------------
                                                Daniel D. Maddox
                                        Vice President and Controller
                                       (Principal Accounting Officer)


Dated:   May 1, 2000

                                 EXHIBIT INDEX

     Exhibit No.                         Exhibit
        3.1         Restated Certificate of Incorporation of Kaiser Aluminum &
                    Chemical Corporation (the "Company" or "KACC"), dated July
                    25, 1989 (incorporated by reference to Exhibit 3.1 to the
                    Registration Statement on Form S-1, dated August 25, 1991, filed by KACC, Registration No. 33-30645).

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

       *27          Financial Data Schedule.

------------------------
*    Filed herewith