Form 10-Q
period 2000-09-30
KAISER ALUMINUM & CHEMICAL CORP
filed 2000-11-09
CIK 54291

-----------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

               At October 31, 2000, the registrant had 46,171,365 shares of Common Stock outstanding.



          -----------------------------------------------------------------


           KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                            PART I - FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS
                    --------------------

                             CONSOLIDATED BALANCE SHEETS
                               (In millions of dollars)

                                                                       September 30,    December 31,
                                                                                2000            1999
                                                                      ------------------------------
                                     ASSETS                             (Unaudited)
          Current assets:
               Cash and cash equivalents                              $        46.5   $        21.2
               Receivables:
                    Trade, net                                                200.9           154.1
                    Other                                                     176.1           112.8
               Inventories                                                    433.8           546.1
               Prepaid expenses and other current assets                      111.6           145.6
                                                                      ------------------------------
                    Total current assets                                      968.9           979.8
          Investments in and advances to unconsolidated affiliates             73.6            96.9
          Property, plant, and equipment - net                              1,128.1         1,053.7
          Deferred income taxes                                               462.7           438.2
          Other assets                                                        679.2           634.3
                                                                      ------------------------------
                         Total                                        $     3,312.5   $     3,202.9
                                                                      ==============================

                       LIABILITIES & STOCKHOLDERS' EQUITY
          Current liabilities:
               Accounts payable                                       $       258.3   $       231.7
               Accrued interest                                                24.8            37.7
               Accrued salaries, wages, and related expenses                   96.7            62.1
               Accrued postretirement medical benefit obligation -
                    current portion                                            51.5            51.5
               Other accrued liabilities                                      155.9           170.0
               Payable to affiliates                                           74.4            84.6
               Long-term debt - current portion                                 1.5              .3
                                                                      ------------------------------
                    Total current liabilities                                 663.1           637.9
          Long-term liabilities                                               830.0           727.3
          Accrued postretirement medical benefit obligation                   668.9           678.3
          Long-term debt                                                      957.8           972.5
          Minority interests                                                   98.3            96.7
          Redeemable preference stock                                          17.7            19.5
          Commitments and contingencies
          Stockholders' equity:
               Preference stock                                                  .7             1.5
               Common stock                                                    15.4            15.4
               Additional capital                                           2,268.6         2,173.0
               Accumulated deficit                                           (198.9)         (205.1)
               Accumulated other comprehensive income - additional
                    minimum pension liability                                  (1.2)           (1.2)
               Less:  Note receivable from parent                          (2,007.9)       (1,912.9)
                                                                      ------------------------------
                    Total stockholders' equity                                 76.7            70.7
                                                                      ------------------------------
                         Total                                        $     3,312.5   $     3,202.9
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



           KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                     (Unaudited)
                               (In millions of dollars)

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                            ------------------------------  ------------------------------
                                                                      2000            1999            2000            1999
                                                            ------------------------------  ------------------------------
          Net sales                                         $       537.1   $       520.3   $     1,645.3   $     1,524.7
                                                            ------------------------------  ------------------------------

          Costs and expenses:
               Cost of products sold                                461.6           458.9         1,401.5         1,392.7
               Depreciation and amortization                         19.8            20.9            59.0            69.4
               Selling, administrative, research and
                    development, and general                         25.2            28.4            77.3            82.6
               Labor settlement charge                               38.5             -              38.5             -
               Other non-recurring operating items, net             (10.9)            24.1           (22.5)           24.1
                                                            ------------------------------  ------------------------------
                         Total costs and expenses                   534.2           532.3         1,553.8         1,568.8
                                                            ------------------------------  ------------------------------

          Operating income (loss)                                     2.9           (12.0)           91.5           (44.1)

          Other income (expense):
               Interest expense                                     (27.0)          (27.3)          (83.6)          (82.4)
               Other - net                                           (5.0)          (21.9)           (1.4)          (19.3)
                                                            ------------------------------  ------------------------------

          Income (loss) before income taxes and minority
               interests                                            (29.1)          (61.2)            6.5          (145.8)


          Benefit (provision) for income taxes                       11.2            21.1            (2.5)           49.9

          Minority interests                                          1.2             1.3             2.5             4.1
                                                            ------------------------------  ------------------------------

          Net income (loss)                                 $       (16.7)  $       (38.8)  $         6.5   $       (91.8)
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


           KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     (Unaudited)
                               (In millions of dollars)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      ------------------------------
                                                                                2000            1999
                                                                      ------------------------------
          Cash flows from operating activities:
               Net income (loss)                                      $         6.5   $       (91.8)
               Adjustments to reconcile net income (loss) to net cash
                    used by operating activities:
                    Depreciation and amortization (including deferred
                         financing costs of $3.3 and $3.2)                     62.3            72.6
                    Non-cash impairment and restructuring charges              22.3            19.1
                    Gains - real estate related (2000); sale of
                         interests in AKW L.P. (1999)                         (39.0)          (50.5)
                    Equity in loss (income) of unconsolidated
                         affiliates, net of distributions                      17.2            (2.0)
                    Minority interests                                         (2.5)           (4.1)
                    Increase in receivables                                  (110.1)           (5.0)
                    Decrease (increase) in inventories                        103.8           (10.7)
                    Decrease (increase) in prepaid expenses and other
                         current assets                                        21.6           (35.2)
                    (Decrease) increase in accounts payable
                         (associated with operating activities) and
                         accrued interest                                     (29.1)           10.3
                    Increase (decrease) in payable to affiliates and
                         other accrued liabilities                             24.2            (1.1)
                    Increase in accrued and deferred income taxes              (8.7)          (56.4)
                    Net (used) provided by long-term assets and
                         liabilities                                          (27.2)           28.2
                    Other                                                      14.2             (.9)
                                                                      ------------------------------
                         Net cash provided (used) by operating
                              activities:                                      55.5          (127.5)
                                                                      ------------------------------
          Cash flows from investing activities:
               Capital expenditures                                          (196.5)          (40.3)
               Increase in accounts payable - Gramercy-related
                    capital expenditures                                       42.9             -
               Gramercy-related property damage insurance recoveries           73.0             -
               Net proceeds from disposition of property and
                    investments                                                66.5            70.4
               Other                                                            1.3              .1
                                                                      ------------------------------
                         Net cash (used) provided by investing
                              activities                                      (12.8)           30.2
                                                                      ------------------------------
          Cash flows from financing activities:
               (Repayments) borrowings under revolving credit
                    facility, net                                             (10.4)            7.7
               Repayments of long-term debt                                    (4.3)            (.4)
               Capital stock issued                                             -               1.4
               Decrease in restricted cash, net                                 -                .7
               Dividends paid                                                   (.3)            (.4)
               Redemption of minority interests' preference stock              (2.4)           (1.4)
                                                                      ------------------------------
                         Net cash (used) provided by financing
                              activities                                      (17.4)            7.6
                                                                      ------------------------------
          Net increase (decrease) in cash and cash equivalents during
               the period                                                      25.3           (89.7)
          Cash and cash equivalents at beginning of period                     21.2            98.3
                                                                      ------------------------------
          Cash and cash equivalents at end of period                  $        46.5   $         8.6
                                                                      ==============================
          Supplemental disclosure of cash flow information:
               Interest paid, net of capitalized interest             $        93.2   $        91.8
               Income taxes paid                                                9.6            11.2


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

               Operating results for the quarter and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          LABOR DISPUTE, SETTLEMENT AND RELATED COSTS
               As previously reported, prior to the settlement of the labor dispute discussed below, the Company was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in January 1999. The labor dispute was settled in September 2000. A significant portion of the issues were settled through direct negotiations between the Company and the USWA and the remaining issues were settled pursuant to an agreed-upon arbitration process. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contract, which expires in September 2005, provides for a 2.6% average annual increase in the overall wage and benefit packages, results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 on September 30, 1998), allows the Company greater flexibility in using outside contractors and provides for productivity gains by allowing the Company to utilize the knowledge obtained during the labor dispute without many of the work-rule restrictions that were a part of the previous labor contract. The Company has recorded a one-time pre-tax charge of $38.5 in its results for the quarter ended September 30, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.

               During the period of the strike and subsequent lock-out, the Company continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members, which accruals were based on the terms of the previous USWA contract. The difference between the amounts accrued for the returning workers and the amounts agreed to in the settlement with the USWA will result in an approximate $33.6 increase in the Company's accumulated pension obligation and an approximate $33.4 decrease in the Company's accumulated other postretirement benefit obligations. In accordance with generally accepted accounting principles, these amounts will be amortized to expense over the employees' expected remaining years of service.

               As a part of the USWA settlement agreement, the Company has agreed to redeem all of its Cumulative (1985 Series A) and Cumulative (1985 Series B) Preference Stock (approximately 353,800 shares outstanding at September 30, 2000). The total cash required to complete the redemption is approximately $17.7. Approximately $12.0 has previously been funded into redemption funds (included in Other assets). The redemption is expected to be completed late in the first quarter of 2001.

          RECENT ACCOUNTING PRONOUNCEMENTS
               In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and
          Hedging Activities. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value.
          Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period-end in advance of recording the physical transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions resulting from the "mark-to-market" process will represent unrealized gains or losses. Such unrealized gains or losses may change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Such changes will be reflected as an increase or reduction in stockholders' equity through either comprehensive income or net income, depending on the nature of the hedging instrument used.
          To the extent that changes in fair value of the Company's hedging positions are initially recorded in other comprehensive income, such changes will reverse out of other comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in net income when the subsequent physical transactions occur. As of September 30, 2000, the amount of the Company's other comprehensive income adjustments are not significant so there is not a significant difference between net income and comprehensive income. However, differences between comprehensive income and net income may become significant in future periods as a result of SFAS No. 133. In general, SFAS No. 133 will result in material fluctuations in comprehensive income, net income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

               Adoption of SFAS No. 133 is required on or before January 1, 2001. The Company plans to implement SFAS No. 133 as of January 1, 2001.

          2.   INCIDENT AT GRAMERCY FACILITY

               In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is currently expected to commence during the middle of the fourth quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. The Company has received the regulatory permits required to operate the plant once the facility is ready to resume production.

               The cause of the incident is under investigation by the Company and governmental agencies. The U.S. Mine Safety and Health Administration ("MSHA") has issued 24 citations and proposed that the Company be assessed a penalty of $.5 in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. The Company disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against the Company. However, as more fully explained below, based on what is known to date and discussions with the Company's advisors, the Company believes that the financial impact of this incident on operating results (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts were charged to Other non-recurring operating items, net (see Note 8) in the third quarter of 1999.

               The Company has significant amounts of insurance coverage related to the Gramercy incident. The Company's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

               Property Damage. The Company's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded a minimum expected property damage reimbursement amount of $100.0. The amount was classified as a receivable in Other assets, as such proceeds, when received, are being invested in property, plant and equipment.

               During the quarter and nine-month periods ended September 30, 2000, Gramercy-related capital spending was approximately $102.0 and $159.0, respectively. During the quarter and nine-month periods ended September 30, 2000, $49.0 and $73.0 of the insurance proceeds received were recorded as a reduction of the minimum property damage receivable based on the percentage of minimum expected costs to be funded by insurance proceeds to the total rebuild costs estimated at the beginning of the project. The balance of the minimum property damage receivable of $27.0 is expected to be reduced during the last three months of 2000 as insurance recoveries are received and construction continues.

               Clean-up and Site Preparation. The Gramercy facility incurred incremental costs for clean-up and other activities during 1999 and has continued to incur such costs during 2000. These clean-up and site preparation activities have been offset by accruals of approximately $25.0, of which $.1 and $11.0 were accrued during the quarter and nine-month periods ended September 30, 2000, respectively, for estimated insurance recoveries.

               Business Interruption. The Company's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until full production at the Gramercy facility is restored. The Company will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that the Company had declared force majeure with respect to the contracts shortly after the incident. The Company is purchasing alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. The excess cost of such open market purchases is expected to be substantially offset by insurance recoveries. However, if certain sublimits within the Company's insurance coverage were deemed to apply, the Company's results could be negatively affected. In consideration of the foregoing items, as of September 30, 2000, the Company had recorded expected business interruption insurance recoveries totaling $130.6, of which $23.8 and $89.6 were recorded during the quarter and nine-month periods ended September 30, 2000, respectively, as a reduction of Cost of products sold. These amounts substantially offset actual expenses incurred during the periods. Such business interruption insurance amounts represent estimates of the Company's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

               Depreciation expense for the first six months of 1999 was approximately $6.0. The Company suspended depreciation at the facility starting in July 1999 since production had been completely curtailed. However, in accordance with an agreement with the Company's insurers, during the third quarter of 2000, the Company recorded a depreciation charge of $12.8 representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through September 2000. However, this charge did not have any impact on the Company's operating results as the Company has reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers have agreed to reimburse the Company this amount. Once production at the facility is restored, normal depreciation will commence. Such depreciation is expected to exceed prior historical rates primarily due to the capital costs on the newly constructed assets.

               Liability. The incident has also resulted in more than ninety individual and class action lawsuits being filed against the Company and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, the Company does not currently believe the damages will exceed the amount of coverage under its liability policies.

               Workers' Compensation. While it is presently impossible to determine the aggregate amount of claims that may be incurred, the Company currently believes that any amount in excess of the coverage limitations will not have a material effect on the Company's consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

               Timing of Insurance Recoveries. From the date of the Gramercy incident through September 30, 2000, the Company had expended or incurred costs or losses associated with the Gramercy incident (that were not capital expenditures) totaling $155.6, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through September 30, 2000, $134.0 of insurance recoveries related to these costs had been received. In addition, during the second and third quarters of 2000, the Company spent approximately $150.0 on Gramercy-related construction activities and received insurance recoveries of $73.0 for capital expenditures related to the minimum property damage receivable. Gramercy-related capital spending prior to the second quarter of 2000 was not significant. The Company continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when the Company expends funds and when it is reimbursed. However, the Company will likely have to continue to fund an average of 30
          - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the remaining construction and business interruption costs on an interim basis. However, no assurances can be given in this regard.

               Other. During the third quarter of 2000, the Company incurred approximately $11.5 of normal recurring maintenance expenditures for the Gramercy facility (which amounts were reflected in Other non-recurring operating items, net - see Note
          8) that otherwise would have been incurred in the ordinary course of business over the next 1 to 3 years. The Company chose to incur these expenditures now to avoid normal operational outages that otherwise would have occurred once the facility resumes production.

          3.   INVENTORIES

               The classification of inventories is as follows:




                                                                               September 30,    December 31,
                                                                                        2000            1999
                                                                              ------------------------------
             Finished fabricated aluminum products                            $         86.6  $        118.5
             Primary aluminum and work in process                                      134.9           189.4
             Bauxite and alumina                                                        91.8           124.1
             Operating supplies and repair and maintenance parts                       120.5           114.1
                                                                              ------------------------------
                  Total                                                       $        433.8  $        546.1
                                                                              ==============================


               Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

               Inventories at September 30, 2000, have been reduced by a $7.5 LIFO charge primarily associated with the Company's exit from the can body stock product line (which amount was reflected in Other non-recurring operating items, net - see Note 8) in the third quarter of 2000.

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

               Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 2000, the balance of such accruals, which are primarily included in Long-term liabilities, was $44.9. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $11.0 for the years 2000 through 2004 and an aggregate of approximately $19.0 thereafter.

               As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $43.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

          ASBESTOS CONTINGENCIES
               The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company.
          The lawsuits generally relate to products the Company has not sold for at least 20 years. At September 30, 2000, the number of such claims pending was approximately 114,700, as compared with 100,000 at December 31, 1999. During 1999, approximately 29,300 of such claims were received and 15,700 were settled or dismissed. During the quarter and nine-month periods ended September 30, 2000, approximately 6,100 and 20,800 of such claims were received and 1,400 and 6,100 of such claims were settled or dismissed. The foregoing claim and settlement figures as of and for the quarter and nine-month periods ended September 30, 2000, do not reflect the fact that as of September 30, 2000, the Company had reached agreements under which it expects to settle approximately 74,200 of the pending asbestos-related claims over an extended period.

               The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2010). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and an anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2010 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2010, the Company expects that such costs may continue beyond 2010, and that such costs could be substantial. As of September 30, 2000, an estimated asbestos-related cost accrual of $538.6, before consideration of insurance recoveries, has been reflected in the accompanying interim consolidated financial statements primarily in Long-term liabilities. The Company estimates that annual future cash payments for asbestos-related costs will be approximately $60.0 in the fourth quarter of 2000 and will range from approximately $100.0 to $125.0 in the years 2001 and 2002, approximately $50.0 for each of the years 2003 and 2004, and an aggregate of approximately $160.0 thereafter. For the period from inception through September 30, 2000, before consideration of insurance recoveries, a total of approximately $168.6 of asbestos-related settlement and related legal costs have been paid, including approximately $47.7 in the nine-month period ended September 30, 2000.

               The Company believes it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. For the period from inception through September 30, 2000, partial insurance reimbursements for asbestos-related matters totaling approximately $105.0 have been received, including $36.5 in the nine-month period ended September 30, 2000. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial additional recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $428.0, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at September 30, 2000. However, no assurance can be given that the Company will be able to record similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage.

               Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. In the third quarter of 2000, this process resulted in the Company reflecting a $43.0 charge (included in Other income (expense) - see Note 8), for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

          LABOR MATTERS
               In connection with the USWA strike and subsequent lock-out by the Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against the Company. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, the Company was notified by the general counsel of the NLRB of the dismissal of twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA. In June 2000, the general counsel of the NLRB directed the Oakland Regional Office to issue a complaint on two allegations for trial before an administrative law judge. The Regional Office issued such a complaint in late June 2000. A trial date has been set for November 2000. Any outcome from the trial before the administrative law judge would be subject to an additional appeal by the general counsel of the NLRB, the USWA or the Company.
          This process could take months or years. If these proceedings eventually resulted in a definitive ruling against the Company, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. The Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, the Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the Company's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

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

               See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

          5.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING
          PROGRAMS

               At September 30, 2000, the net unrealized loss on the Company's position in aluminum forward sales and option contracts, (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange and option contracts, was approximately $35.0 (based on applicable quarter-end published market prices). As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

               From time to time in the ordinary course of business, the Company enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by the Company to effectively fix the price that the Company will receive for its shipments. The Company also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for the Company's anticipated sales, and/or (iii) to permit the Company to realize possible upside price movements. As of September 30, 2000, the Company had entered into option contracts that established a price range for 68,000, 362,000 and 183,000 tons* of primary aluminum with respect to 2000, 2001 and 2002, respectively.

               Additionally, as of September 30, 2000, the Company had also entered into a series of transactions with a counterparty that will provide the Company with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period October 2000 through June 2001. The Company also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While the Company believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines.
          ---------------
          * All references to tons in this report refer to metric tons of 2,204.6 pounds.


          Accordingly, these positions will be "marked-to-market" each period. See Note 8 for mark-to-market pre-tax gains (losses) associated with the transactions described in this paragraph for the quarter and nine-month periods ended September 30, 2000 and 1999.

               As of September 30, 2000, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000, 2001 and 2002 at prices indexed to future prices of primary aluminum.

          ENERGY
               The Company is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process. The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy-related financial instruments. As of September 30, 2000, the Company held option contracts for the purchase of approximately 20,000 MMBtu of natural gas per day for the period October 2000 through December 2000 and 30,000 MMBtu of natural gas per day for the period January 2001 through June 2001. As of September 30, 2000, the Company also held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for the remainder of 2000.

          FOREIGN CURRENCY
               The Company enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At September 30, 2000, the Company had net forward foreign exchange contracts for the purchase of 120.5 Australian dollars in respect of its Australian dollar dominated commitments from October 2000 through June 2001. In addition, the Company has entered into option contracts that establish a price range for the purchase of 24.0 Australian dollars for the period from October 2000 through June 2001 and option contracts that establish a ceiling on the purchase of 224.0 Australian dollars for the period from August 2001 through December 2005.

               See Note 12 of the Notes to Consolidated Financial
          Statements for the year ended December 31, 1999.

          6.   CHANDLER ACQUISITION

               In May 2000, the Company acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1, consisting of cash payments of $15.1 and assumed current liabilities of $1.0. The purchase price was allocated to the assets acquired based on their estimated fair values, of which approximately $1.1 was allocated to property, plant and equipment and $2.8 was allocated to receivables, inventory and prepaid expenses. The excess of the purchase price over the fair value of the assets acquired (goodwill) was approximately $12.2 and is being amortized on a straight-line basis over 20 years. The acquisition is part of the Company's continued emphasis on its Engineered products business unit. Total revenues for the Chandler facility were approximately $13.8 for the year ended December 31, 1999 (unaudited).

          7.   WASHINGTON SMELTERS' POWER SALES AND OPERATING LEVEL

               As previously announced, during August 2000, the Company sold certain power that it had under contract for the third quarter of 2001. The power sold was in excess of the Company's current and expected future operating requirements and resulted in net proceeds and a net pre-tax gain of approximately $40.5 in the third quarter of 2000. This power sale had no impact on the Company's current level of operations.

               As previously reported, during June 2000, as a result of unprecedented high market prices for power in the Pacific Northwest, the Company temporarily curtailed approximately 128,000 tons of its 273,000 annual primary aluminum production capacity at the Tacoma and Mead, Washington smelters and sold 100 megawatts of power that it had under contract through June 30, 2001. As a result of the curtailment, the Company will avoid the need to purchase power on a variable market price basis. The sale of power is expected to substantially mitigate the cash impact of the potline curtailment over the contract period for which the power was sold. To implement the curtailment, the Company temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter. One-half of a potline at the Tacoma smelter was already curtailed. As a result of this sale of the power, the Company recorded a net pre-tax gain of approximately $15.8 in the second quarter of 2000, which amount was composed of gross proceeds of $31.3 offset by incremental excess power costs in the second quarter, employee termination expenses and other fixed commitments.

               Both net gains have been reflected (in their respective periods) in Other non-recurring operating items, net (see Note
          8).

               During October 2000, the Company signed a new power contract with the Bonneville Power Administration ("BPA") under which the BPA will provide the Company's operations in the State of Washington with power during the period October 2001 through September 2006. The contract will provide the Company with sufficient power to fully operate the Company's Trentwood facility as well as approximately 40% of capacity at the Company's Mead and Tacoma aluminum smelting operations. Power costs under the new contract will exceed the cost of power under the Company's current BPA contract by approximately 20%. Additional provisions of the new BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which the Company's base power rate could be increased and a "good corporate citizen" clause, under which the Company's power allocation could be curtailed in certain instances. The Company has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

          8.   OTHER NON-RECURRING ITEMS

          NON-RECURRING OPERATING ITEMS, NET (OTHER THAN LABOR SETTLEMENT)
               The income (loss) impact associated with non-recurring
          operating items, net, other than the labor settlement charge, for the quarter and nine-month periods ended September 30, 2000 and 1999, was as follows:

                                                                          Quarter Ended                 Nine-Months Ended
                                                                          September 30,                   September 30,
                                                                 ------------------------------  ------------------------------
                                              Business Segment             2000            1999            2000            1999
                                             -----------------   --------------  --------------  --------------  --------------
          Net gains on power sales (Note 7)  Primary Aluminum    $        40.5   $         -     $        56.3   $         -
          Gramercy related items:
               Incremental maintenance
                    spending (Note 2)        Bauxite & Alumina           (11.5)            -             (11.5)            -
               Insurance deductibles, etc.   Bauxite & Alumina             -              (4.0)            -              (4.0)
                    (Note 2)                 Corporate                     -              (1.0)            -              (1.0)
          Impairment charges associated with
               product line exits:
               LIFO inventory charge (Note 3)Flat-Rolled                  (7.5)            -              (7.5)            -
                                             Products
               Other impairment charges      Flat-Rolled                  (1.5)            -              (1.5)            -
                                             Products                     (4.0)            -              (4.7)            -
                                             Engineered
                                             Products
          Restructuring charges              Primary Aluminum             (3.1)            -              (3.1)            -
                                             Corporate                    (2.0)            -              (5.5)            -
          Micromill impairment               Micromill                     -             (19.1)            -             (19.1)
                                                                 ------------------------------  ------------------------------
                                                                 $        10.9   $       (24.1)  $        22.5   $       (24.1)
                                                                 ==============================  ==============================


               The $1.5 impairment charge reflected by the Company's Flat-Rolled products segment in the third quarter of 2000 reduces the carrying value of certain assets to their estimated net realizable value as a result of the segment's previously announced decision to exit the can body stock product line. The $4.0 impairment charge recorded by the Company's Engineered products segment in the third quarter of 2000 reduces the carrying value of certain machining facilities and assets, which are no longer required as a result of the segment's decision to exit a marginal product line, to their estimated net realizable value. During the second quarter of 2000, the Engineered products segment recorded an additional severance-related charge of $.7 related to this product line exit.

               The restructuring charges recorded by the Company's Primary aluminum segment in the third quarter of 2000 represent employee benefit and other costs for approximately 50 job eliminations reflecting a reduced emphasis on technology sales and reduced salaried employee requirements at the Company's Tacoma facility, given its current curtailment. The Corporate portion of the restructuring charges recorded in the quarter and nine-month periods ended September 30, 2000, represent employee benefit and other costs associated with the consolidation or elimination of certain corporate staff functions. The Corporate restructuring initiatives in 2000 involve a group of approximately 50 employees.

               See Note 4 of the Notes to Consolidated Financial Statements for the year ended December 31, 1999, for a discussion of the write-down of Micromill assets.

          OTHER INCOME (EXPENSE)
               Amounts included in other income (expenses), other than interest expense, for the quarter and nine-month periods ended September 30, 2000 and 1999, included the following pre-tax gains (losses):

                                                                           Quarter Ended                  Nine Months Ended
                                                                           September 30,                    September 30,
                                                                  ------------------------------   ------------------------------
                                                                            2000             1999            2000             1999
                                                                  --------------   --------------  --------------   --------------
          Asbestos-related charges (Note 4)                       $       (43.0)   $       (15.2)  $       (43.0)   $       (53.2)
          Gain on sale of Pleasanton complex                               22.0               -             22.0               -
          Lease obligation adjustment                                      17.0               -             17.0               -
          Mark-to-market gains (losses) (Note 5)                             .9             (5.9)            9.6            (20.0)
          Gain on sale of interests in AKW L.P.                              -                -               -              50.5
          All other, net                                                   (1.9)             (.8)           (7.0)             3.4
                                                                  --------------   --------------  --------------   --------------
                                                                  $        (5.0)   $       (21.9)  $        (1.4)   $       (19.3)
                                                                  ==============   ==============  ==============   ==============


               During September 2000, the Company sold its Pleasanton, California, office complex because the administrative and research and development functions located there had been or are being relocated to other Kaiser locations and the complex had become surplus to the Company's needs. Net proceeds from the sale were approximately $51.6.

               The net lease obligation adjustment recorded in the third quarter of 2000 relates to a building in which the Company has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a 1983 sale-and-leaseback agreement. The Company's recorded liability represents its long-term obligation under the master lease, net of estimated sublease income (included in Long-term liabilities). During the third quarter of 2000, the Company adjusted the net lease obligation to reflect new third-party sublease agreements in 2000 which resulted in occupancy and lease rates above those previously projected.

               During the quarter ended March 31, 2000, the Company, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0. The sale did not have a material impact on the Company's operating results for the nine-month period ended September 30, 2000 (included in All other, net above).

               See Note 3 of the Notes to Consolidated Financial Statements for the year ended December 31, 1999, for a discussion of the sale of interests in AKW L.P.

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

          Financial information by operating segment for the quarter and nine-month periods ended September 30, 2000 and 1999 is as follows:

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                            ------------------------------  ------------------------------
                                                                      2000            1999            2000            1999
          --------------------------------------------------------------------------------  ------------------------------
          Net Sales:
               Bauxite and Alumina: (1)
                    Net sales to unaffiliated customers     $       106.7   $       108.3   $       327.7   $       308.8
                    Intersegment sales                               29.0            33.7           115.3            86.3
                                                            --------------  --------------  --------------  --------------
                                                                    135.7           142.0           443.0           395.1
                                                            --------------  --------------  --------------  --------------
               Primary Aluminum:
                    Net sales to unaffiliated customers             153.6           113.5           411.3           303.1
                    Intersegment sales                               56.5            65.7           196.1           177.9
                                                            --------------  --------------  --------------  --------------
                                                                    210.1           179.2           607.4           481.0
                                                            --------------  --------------  --------------  --------------
               Flat-Rolled Products                                 115.4           140.8           390.5           444.4
               Engineered Products                                  134.3           134.5           438.8           405.8
               Minority interests                                    27.1            23.2            77.0            62.6
               Eliminations                                         (85.5)          (99.4)         (311.4)         (264.2)
                                                            --------------  --------------  --------------  --------------
                                                            $       537.1   $       520.3   $     1,645.3   $     1,524.7
                                                            ==============  ==============  ==============  ==============
          Operating income (loss): (4) (5)
               Bauxite and Alumina (2)                      $         6.3   $         4.9   $        36.2   $        (6.4)
               Primary Aluminum (3)                                  21.3            10.0            65.4           (10.5)
               Flat-Rolled Products                                   5.6             5.8            15.9            20.7
               Engineered Products                                    7.3            12.2            33.2            29.8
               Micromill                                               -             (3.2)            (.6)           (9.5)
               Eliminations                                           4.1             1.1             1.2             6.6
               Corporate and Other                                  (14.1)          (18.7)          (43.8)          (50.7)
               Labor Settlement Charge (4)                          (38.5)             -            (38.5)             -
               Other Non-Recurring Operating Items, Net (5)          10.9           (24.1)           22.5           (24.1)
                                                            --------------  --------------  --------------  --------------
                                                            $         2.9   $       (12.0)  $        91.5   $       (44.1)
                                                            ==============  ==============  ==============  ==============
          Depreciation and amortization:
               Bauxite and Alumina (6)                      $         6.1   $         6.0   $        18.1   $        23.8
               Primary Aluminum                                       6.2             6.9            18.6            21.2
               Flat-Rolled Products                                   4.1             4.0            12.3            12.2
               Engineered Products                                    3.0             2.6             8.6             7.9
               Micromill                                               -               .7              .2             2.1
               Corporate and Other                                     .4              .7             1.2             2.2
                                                            --------------  --------------  --------------  --------------
                                                            $        19.8   $        20.9   $        59.0   $        69.4
                                                            ==============  ==============  ==============  ==============


          (1) Net sales for the quarter and nine-month periods ended September 30, 2000, included approximately 50,000 tons and 195,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 54,000 tons of alumina purchased from third parties for the nine-month period ended September 30, 2000, and transferred to the Company's Primary aluminum business unit. There were no purchases of alumina from third parties during the third quarter of 2000 for the Company's Primary aluminum business unit. Net sales for both the quarter and nine-month periods ended September 30, 1999, included approximately 190,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 60,000 tons of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
          (2) Operating income (loss) for the quarter and nine-month periods ended September 30, 2000, included estimated business interruption insurance recoveries totaling $23.8 and $89.6, respectively. Operating income (loss) for both the quarter and nine-month periods ended September 30, 1999, included estimated business interruption insurance recoveries totaling $22.0.
          (3) Operating income (loss) for the quarter and nine-month periods ended September 30, 1999, included potline restart costs of $1.9 and $11.5, respectively.
          (4) The allocation of the labor settlement charge to the Company's business units is as follows: Bauxite and Alumina
          - $2.1, Primary aluminum - $15.9, Flat-rolled products -
          $18.2 and Engineered products - $2.3.
          (5) See Note 8 of Notes to Interim Consolidated Financial Statements for a summary of the components of non-recurring operating items, net (other than the labor settlement charges) and the business segment to which the items relate.
          (6) Depreciation was suspended for the Gramercy facility for the last six months of 1999 and the first nine months of 2000, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended
          June 30, 1999, was approximately $6.0. See Note 2 of Notes to Interim Consolidated Financial Statements for additional information.

               Excluding the capital expenditures made during the first nine months of 2000 related to the rebuilding of the Gramercy facility, which affected the Bauxite and Alumina segment, and the purchase of the capital assets of a drawn tube aluminum fabricating operation, which affected the Engineering Products segment, there were no material changes in segment assets since December 31, 1999.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    ------------------------------------

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

               Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is currently expected to commence during the middle of the fourth quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. The Company has received the regulatory permits required to operate the plant once the facility is ready to resume production.

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

               From the date of the Gramercy incident through September 30, 2000, the Company had expended or incurred costs or losses associated with the Gramercy incident (that were not capital expenditures) totaling $155.6 million, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through September 30, 2000, $134.0 million of insurance recoveries related to these costs had been received. In addition, during the second and third quarters of 2000, the Company spent approximately $150.0 million on Gramercy-related construction activities and received $73.0 million of insurance recoveries for capital expenditures related to the rebuilding of the Gramercy facility. Gramercy-related capital spending prior to the second quarter of 2000 was not significant.

          LABOR DISPUTE, SETTLEMENT AND RELATED COSTS
               As previously reported, prior to the settlement of the labor dispute, the Company was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lockout" by the Company in January 1999. The labor dispute was settled in September 2000. A significant portion of the issues were settled through direct negotiations between the Company and the USWA and the remaining issues were settled pursuant to an agreed-upon arbitration process. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contact, which expires in September 2005, provides for a 2.6% average annual increase in the overall wage and benefit packages, results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 on September 30, 1998), allows the Company greater flexibility in using outside contractors and provides for productivity gains by allowing the Company to utilize the knowledge obtained during the labor dispute without many of the work-rule restrictions that were part of the previous labor contract. The Company has recorded a one-time pre-tax labor settlement charge of $38.5 million in its results for the quarter ended September 30, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers. See Note 1 of Notes to Interim Consolidated Financial Statements for additional discussions on the labor settlement.

               As more fully discussed in Note 4 of Notes to Interim Consolidated Financial Statements, in connection with the strike and subsequent lock-out, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB") by the USWA. Twenty-two of the twenty-four allegations brought by the USWA have been dismissed. A trial date has been set for November 2000 for the remaining two allegations. Any outcome from the trial before the administrative law judge would be subject to an additional appeal by the general counsel of the NLRB, the USWA or the Company.
          This process could take months or years. If these proceedings eventually resulted in a definitive ruling against the Company, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. The Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, the Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the Company's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

          WASHINGTON SMELTERS' POWER SALES AND OPERATING LEVEL
               During 2000, as a result of unprecedented high market prices for power in the Pacific Northwest, the Company temporarily curtailed approximately 128,000 tons of its annual primary aluminum production at the Tacoma and Mead, Washington, smelters and sold certain power that it had under contract through September 30, 2001. To implement the curtailment, the Company temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter. One-half of a potline at the Tacoma smelter was already curtailed. The Company is currently operating the Mead and Tacoma smelters at approximately 50% of their capacity.

               During October 2000, the Company signed a new power contract with the Bonneville Power Administration ("BPA") under which the BPA will provide the Company's operations in the State of Washington with power during the period October 2001 through September 2006. The contract will provide the Company with sufficient power to fully operate the Company's Trentwood facility as well as approximately 40% of capacity at the Company's Mead and Tacoma aluminum smelting operations. Power costs under the new contract will exceed the cost of power under the Company's current BPA contract by approximately 20%. Additional provisions of the new BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which the Company's base power rate could be increased and a "good corporate citizen" clause, under which the Company's power allocation could be curtailed in certain instances. The Company has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

               See Note 7 of Notes to Interim Consolidated Financial Statements for additional information on the power sales and BPA contract.

          STRATEGIC INITIATIVES
               The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of its non-core businesses; and strengthening its financial position.

               In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive and in which the Company believes it is well positioned to capture value. This process has continued in 2000. During the first nine months of 2000, the Company sold certain non-operating properties, its Micromill assets and technology and its Pleasanton, California, office complex and purchased the assets of a drawn tube aluminum fabricating operation. The dispositions were part of the Company's initiative to monetize non-strategic or underperforming assets. The acquisition was part of the Company's continued focus on growing its Engineered products operations.

               Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursuing recoveries in this regard. For the period from inception through September 30, 2000, the Company has paid approximately $168.6 million for asbestos-related settlements and associated defense costs and has received partial insurance reimbursements during this same period totaling $105.0 million. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of the Company, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies.

               Additional portfolio analysis and initiatives are continuing.

          RESULTS OF OPERATIONS

               As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and nine-month periods ended September 30, 2000 and 1999. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein.
          See Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for further information regarding segments.

               Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented in the following table as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and aluminum in the following table includes the impact of hedging activities.

                    SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                     (Unaudited)
                (In millions of dollars, except shipments and prices)


                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                            ------------------------------  ------------------------------
                                                                      2000            1999            2000            1999
          --------------------------------------------------------------------------------  ------------------------------
          Shipments: (000 tons)
               Alumina (1)
                    Third Party                                     484.0           572.4         1,460.4         1,670.8
                    Intersegment                                    149.8           191.4           584.1           531.0
                                                            --------------  --------------  --------------  --------------
                         Total Alumina                              633.8           763.8         2,044.5         2,201.8
                                                            --------------  --------------  --------------  --------------
               Primary Aluminum
                    Third Party                                      96.3            75.4           261.8           207.3
                    Intersegment                                     34.0            44.6           119.4           130.4
                                                            --------------  --------------  --------------  --------------
                         Total Primary Aluminum                     130.3           120.0           381.2           337.7
                                                            --------------  --------------  --------------  --------------
               Flat-Rolled Products                                  34.9            54.3           125.7           165.8
                                                            --------------  --------------  --------------  --------------
               Engineered Products                                   40.3            42.9           132.3           127.8
                                                            --------------  --------------  --------------  --------------
          Average Realized Third Party Sales Price:
               Alumina (per ton)                            $         204   $         177   $         204   $         173
               Primary Aluminum (per pound)                 $         .72   $         .68   $         .71   $         .66
          Net Sales:
               Bauxite and Alumina (1)
                    Third Party (includes net sales of
                         bauxite)                           $       106.7   $       108.3   $       327.7   $       308.8
                    Intersegment                                     29.0            33.7           115.3            86.3
                                                            --------------  --------------  --------------  --------------
                         Total Bauxite & Alumina                    135.7           142.0           443.0           395.1
                                                            --------------  --------------  --------------  --------------
               Primary Aluminum
                    Third Party                                     153.6           113.5           411.3           303.1
                    Intersegment                                     56.5            65.7           196.1           177.9
                                                            --------------  --------------  --------------  --------------
                         Total Primary Aluminum                     210.1           179.2           607.4           481.0
                                                            --------------  --------------  --------------  -------------
               Flat-Rolled Products                                 115.4           140.8           390.5           444.4
               Engineered Products                                  134.3           134.5           438.8           405.8
               Minority Interests                                    27.1            23.2            77.0            62.6
               Eliminations                                         (85.5)          (99.4)         (311.4)         (264.2)
                                                            --------------  --------------  -------------   --------------
                         Total Net Sales                    $       537.1   $       520.3   $     1,645.3   $     1,524.7
                                                            ==============  ==============  ==============  ==============
          Operating Income (Loss): (4) (5)
               Bauxite & Alumina (2)                        $         6.3   $         4.9   $        36.2   $        (6.4)
               Primary Aluminum (3)                                  21.3            10.0            65.4           (10.5)
               Flat-Rolled Products                                   5.6             5.8            15.9            20.7
               Engineered Products                                    7.3            12.2            33.2            29.8
               Micromill                                               -             (3.2)            (.6)           (9.5)
               Eliminations                                           4.1             1.1             1.2             6.6
               Corporate                                            (14.1)          (18.7)          (43.8)          (50.7)
               Labor Settlement Charge (4)                          (38.5)            -             (38.5)             -
               Other Non-Recurring Operating Items, Net (5)          10.9           (24.1)           22.5           (24.1)
                                                            --------------  --------------  --------------  --------------
                         Total Operating Income (Loss)      $         2.9   $       (12.0)  $        91.5   $       (44.1)
                                                            ==============  ==============  ==============  ==============
          Net Income (Loss)                                 $       (16.7)  $       (38.8)  $         6.5   $       (91.8)
                                                            ==============  ==============  ==============  ==============
          Capital Expenditures                              $       110.7   $        10.0   $       196.5   $        40.3
                                                            ==============  ==============  ==============  ==============


          (1) Net sales for the quarter and nine-month periods ended September 30, 2000, included approximately 50,000 tons and 195,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers and 54,000 tons of alumina purchased from third parties for the nine-month period ended September 30, 2000, and transferred to the Company's Primary aluminum business unit. There were no purchases of alumina from third parties during the third quarter of 2000 for the Company's Primary aluminum business unit. Net sales for both the quarter and nine-month periods ended September 30, 1999, included approximately 190,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 60,000 tons of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
          (2) Operating income (loss) for the quarter and nine-month periods ended September 30, 2000, included estimated business interruption insurance recoveries totaling $23.8 and $89.6, respectively. Operating income (loss) for both the quarter and nine-month periods ended September 30, 1999, included estimated business interruption insurance recoveries totaling $22.0. Additionally, depreciation was suspended for the Gramercy facility, as a result of the July
          5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0. See Note 2 of Notes to Interim Consolidated Financial Statements for additional information.
          (3) Operating income (loss) for the quarter and nine-month periods ended September 30, 1999, included potline restart costs of $1.9 and $11.5, respectively.
          (4) The allocation of the labor settlement charges to the Company's business units is as follows: Bauxite and Alumina
          - $2.1, Primary aluminum - $15.9, Flat-rolled products -
          $18.2 and Engineered products - $2.3.
          (5) See Note 8 of Notes to Interim Consolidated Financial Statements for a detail summary of the components of non-recurring operating items, net (other than the labor settlement charges) and the business segment to which the items are applicable.

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

               During 1999, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum declined from the low $.60 range at the beginning of the year to a low of approximately $.57 per pound in February and then began a steady increase ending 1999 at $.79 per pound. During both the quarter and nine-month periods ended September 30, 2000, the average AMT price was $.76 per pound. The average AMT price for primary aluminum for the week ended October 27, 2000, was approximately $.71 per pound.

          QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

          SUMMARY
               The Company reported a net loss of $16.7 million for the third quarter of 2000 compared to a net loss of $38.8 million for the same period of 1999. For the nine-month period ended September 30, 2000, the Company reported net income of $6.5 million compared to a net loss of $91.8 million for the nine-month period ended September 30, 1999.

               Results for the quarter and nine-month periods ended September 30, 2000 and 1999 included several special items. See
          Note 1 of Notes to Interim Consolidated Financial Statements for a discussion of the labor settlement charge and Note 8 of Notes to Interim Financial Statements for discussions of the other gains and losses.

               Net sales in the third quarter of 2000 totaled $537.1 million compared to $520.3 million in the third quarter of 1999. Net sales for the nine-month period ended September 30, 2000, totaled $1,645.3 million compared to $1,524.7 million for the nine-month period ended September 30, 1999.

          BAUXITE AND ALUMINA
               Third party net sales of alumina were slightly lower for the quarter ended September 30, 2000, as compared to the same period in 1999 as a 14% increase in third party average realized prices was more than offset by a 15% decrease in third party shipments. The increase in average realized prices was due to an increase in primary aluminum market prices because the sales price for alumina under the Company's third-party alumina sales contracts are linked to primary aluminum prices. This increase was partially offset by allocated net losses from the Company's hedging activities. The decrease in quarter-over-quarter shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 50,000 tons of alumina purchased by the Company in 2000 from third parties to fulfill third party sales contracts.

               Intersegment net sales of alumina for the quarter ended September 30, 2000, decreased 14% as compared to the same period in 1999. A 22% decrease in intersegment shipments was partially offset by a 9% increase in the intersegment average realized price. The decrease in shipments was primarily due to the potline curtailments at the Company's Washington smelters in mid-June 2000, as discussed above, and, to lessor extent, the timing of shipments. The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month. No alumina was purchased from third parties in the third quarter of 2000 for the Primary aluminum business unit as the June 2000 potline curtailments alleviated the need for such purchases.

               For the nine-month period ended September 30, 2000, third party net sales of alumina were 6% higher than the comparable period in 1999 as an 18% increase in third party average realized prices was partially offset by a 13% decrease in third party shipments. The increase in average realized prices and decrease in third party shipments during the first nine months of 2000 as compared to 1999 was attributable to the same price and volume factors discussed above. Third party net sales included approximately 195,000 tons of alumina purchased by the Company from third parties to fulfill third party sales contracts.

               Intersegment net sales for the nine-month period ended September 30, 2000, increased 34% as compared to the same period in 1999. The increase was due to a 21% increase in the intersegment average realized price and a 10% increase in intersegment shipments. The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month. The increase in shipments was due to the favorable impact of operating more potlines at the Company's smelters during the first half of 2000 as compared to the same period in 1999 offset, in part, by the unfavorable impact of the potline curtailments at the Company's Washington smelters in mid-June 2000 discussed above. Intersegment net sales for the year to date 2000 period included approximately 54,000 tons of alumina purchased during the first six months of 2000 from third-parties and transferred to the Primary aluminum business unit.

               Segment operating income (before non-recurring items) for the quarter ended September 30, 2000, was essentially flat as compared to the comparable period in 1999 as the increase in the average realized sales prices was offset by energy price increases as well as decreases in shipments. Segment operating income (before non-recurring items) for the nine-month period ended September 30, 2000, increased from the comparable period in 1999 primarily as the result of the increase in the average realized sales prices which was offset in part by the net decrease in shipments as discussed above.

               Segment operating income for the quarter and nine-month periods ended September 30, 2000, discussed above, excludes non-recurring labor settlement charges of $2.1 million and incremental maintenance spending of $11.5 million. Segment operating income for the quarter and nine-month periods ended September 30, 1999, excludes the segment's allocated share of the expense of insurance deductibles related to the Gramercy incident of $4.0 million.

               See Note 2 of Notes to Interim Consolidated Financial Statements for additional discussion of the effect of the Gramercy incident on the Bauxite and Alumina business unit's operations.

          PRIMARY ALUMINUM
               Third party net sales of primary aluminum were up 35% for the third quarter of 2000 as compared to the same period in 1999 as a result of a 28% increase in third party shipments and a 6% increase in third party averaged realized prices. The increase in shipments was primarily due to the timing of shipments and the favorable impact of the increased operating rate at the Company's 90%-owned Volta Aluminium Company Limited ("Valco") offset, only modestly, by the mid-June 2000 curtailment of the potlines at the Washington smelters discussed above as the business unit purchased primary aluminum from third-parties to meet its third-party and internal commitments (see additional discussion below.) The increase in the average realized prices reflects the 11% increase in primary aluminum market prices, partially offset by allocated net losses from the Company's hedging activities. Intersegment net sales were down approximately 14% between the third quarter of 2000 and the third quarter of 1999. This decrease was the result of a 24% decrease in intersegment shipments offset, in part, by a 12% increase in intersegment average realized prices. The decrease in shipments was primarily due to the potline curtailment at the Washington smelters. The increase in the intersegment average realized price was due to higher market prices for primary aluminum as intersegment transfers are made on the basis of primary aluminum market prices.

               For the nine-month period ended September 30, 2000, third party sales of primary aluminum increased approximately 36% from the comparable period in 1999, reflecting a 26% increase in third party shipments and an 8% increase in third party average realized prices. The increases in year-to-date 2000 shipments and prices compared to 1999 were attributable to the same factors described above. Intersegment net sales for the nine-month period ended September 30, 2000 were up 10% as compared to the same period in 1999. This increase primarily resulted from a 19% increase in intersegment average realized prices, reflecting higher market prices for primary aluminum offset, in part, by a 8% decrease in intersegment shipments, which was primarily due to the potline curtailments at the Washington smelters.

               Segment operating income (before non-recurring items) for the quarter and nine-month periods ended September 30, 2000, was up from the comparable periods in 1999. The primary reason for the increases was the improvements in average realized prices and net shipments discussed above. However, segment operating income for the quarter and nine-month periods ended September 30, 2000, have been adversely affected by increases in alumina and electric power costs. Even after excluding the excess power costs experienced by the Company in the Pacific Northwest, power costs have generally increased. As previously reported, new agreements entered into in both Ghana and Wales provide for increased power stability but at increased costs. Additionally, the quarter and nine-month periods ended September 30, 1999, also included costs of approximately $1.9 million and $11.5 million, respectively, associated with preparing and restarting potlines at Valco and the Washington smelters.

               Third party and intersegment shipments for the quarter and nine-month periods ended September 30, 2000, also include approximately 26,000 tons of primary aluminum purchased from third parties to meet the business unit's internal and third party shipment commitments because production was insufficient to meet such needs as a result of the aforementioned potline curtailments. Such volumes were sold by the business unit at cost. However this had an adverse impact on its operating income, as compared to having produced such primary aluminum in prior quarters.

               Segment operating income for the quarter and nine-month periods ended September 30, 2000, discussed above, excludes non-recurring net power sales gains of $40.5 million and $56.3 million, respectively. Segment operating income for the quarter and nine-month period ended September 30, 2000, also exclude the segment's share of the non-recurring labor settlement charge of $15.9 million and costs related to staff reduction initiatives of $3.1 million.

          FLAT-ROLLED PRODUCTS
               Net sales of flat-rolled products decreased by 18% during the third quarter 2000 as compared to 1999 as a 36% decrease in shipments was partially offset by a 27% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of the Company's planned exit from this product line. Offsetting the reduced can body stock shipments was a modest quarter over quarter improvement in shipments of heat-treat products. The increase in average realized prices primarily reflects the change in product mix (resulting from the can body stock exit) as well as the pass through to customers of increased market prices for primary aluminum.

               For the nine-month period ended September 30, 2000, net sales of flat-rolled products decreased by 12% as compared to the same period in 1999 as a 24% decrease in shipments was partially offset by a 16% increase in average realized prices. The decline in year-to-date 2000 shipments is primarily attributable to the aforementioned decline in can body stock offset, in part, by increased shipments of general engineering heat-treat products. The increase in the average realized price reflects the pass-through to customers of increased market prices for primary aluminum offset, in part, by a decline in prices for aerospace heat-treat products subsequent to the first quarter of 1999 due to reduced demand.

               Segment operating income (before non-recurring items) for the quarter ended September 30, 2000, was essentially flat when compared to the comparable period in 1999 as the increase in heat-treat products was offset by the can body stock exit. The decrease in segment operating income (before non-recurring items) in the nine-month period ended September 30, 2000, compared to the comparable period in 1999 was attributable to the same factors described above.

               Segment operating income for the quarter and nine-month periods ended September 30, 2000, discussed above, excludes the segment's share of the non-recurring labor settlement charge of $18.2 million. Segment operating income also excludes a $7.5 million LIFO inventory charge and $1.5 million of impairment charges associated with the Company's exit from the can body stock product line.

               Results for the fourth quarter of 2000 for the flat-rolled products segment may be modestly adversely affected by a routine maintenance outage of certain equipment, which could cause heat-treat product shipments to be less than they would be otherwise.

          ENGINEERED PRODUCTS
               Net sales of engineered products were essentially flat for the third quarter 2000 as compared to 1999, as a 6% increase in average realized prices was offset by a 6% decrease in product shipments. The increase in average realized prices reflects increased prices for soft alloy extrusions offset, in part, by a shift in product mix. The decrease in product shipments was the result of reduced ground transportation shipments due to softening market demand.

               For the nine-month period ended September 30, 2000, net sales of engineered products increased approximately 8% as compared to the same period in 1999 as the result of a 3% increase in product shipments and a 5% increase in average realized prices. The increase in product shipments in 2000 over 1999 reflects a strong first half of 2000 offset by a weakening ground transportation market in the third quarter of 2000. In addition to the factors described above, the changes in average realized prices for the nine-month period ended September 30, 2000, also reflect the pass through to customers of increased market prices for primary aluminum.

               The changes in segment operating income (before non-recurring items) for the quarter and nine-months periods ended September 30, 2000, as compared to the comparable periods in 1999 were attributable to the same factors described above.

               Segment operating income for the quarter ended September 30, 2000, discussed above, excludes a non-recurring impairment charge associated with product line exit of $4.0 million and labor settlement charges of $2.3 million. In addition to these items, segment operating results for the nine-month period ended September 30, 2000, excluded a $.7 severance-related charge (reflected in the second quarter of 2000) with respect to the same product line exit.

               Segment operating income for the nine months ended September 30, 1999, included equity in earnings of $2.5 million from the Company's 50% interest in AKW L.P., which was sold in April 1999.

          ELIMINATIONS
               Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

          CORPORATE AND OTHER
               Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments.

               Corporate operating results for the quarter and nine-month periods ended September 30, 2000, exclude costs related to staff reduction and efficiency initiatives of $2.0 million and $5.5
          million, respectively.   Corporate operating results for the
          quarter and nine-month periods ended September 30, 1999, exclude the expense of insurance deductibles related to the Gramercy incident allocated to the Corporate segment of $1.0 million. Corporate operating results for the third quarter of 1999 also included an approximate $3.0 million non-cash re-allocation of certain employee benefit costs between the Corporate and other business units.

          LIQUIDITY AND CAPITAL RESOURCES
               See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

          OPERATING ACTIVITIES
               At September 30, 2000, the Company had working capital of $305.8 million, compared with working capital of $341.9 million at December 31, 1999. The decrease in working capital primarily resulted from decreases in inventories, prepaid expenses and other current assets and increases in accounts payable and accrued salaries, wages and related expenses offset by an increase in trade and other receivables. The decrease in inventories reflects a planned focus on inventory reduction and efficiency initiatives and the previously announced exit from production of can body stock at the Flat-rolled products business unit. The decrease in prepaid expenses and other current assets was driven by a reduction in margin deposits associated with the Company's hedging positions. The increase in accounts payable was primarily due to increased capital spending related to the Gramercy incident. The increase in accrued salaries, wages and related expenses were primarily due to the labor settlement with the USWA (see Note 1 of Notes to Interim Financial Statements). The increase in trade receivables reflects the increased market prices for primary aluminum. The increase in other receivables was primarily due to an increase in the estimated business interruption insurance recoveries related to the Gramercy facility incident (see Note 2 of Notes to Interim Consolidated Financial Statements). Changes in trade receivables and inventories also reflect the factors described in "Results of Operations."

          INVESTING ACTIVITIES
               Capital expenditures during the nine-month period ended September 30, 2000, were $196.5 million, consisting primarily of $159.0 million for the rebuilding of the Gramercy facility and $13.3 million for the purchase of the non-working capital assets of a drawn tube aluminum fabricating operation (see Note 6 of Notes to Interim Consolidated Financial Statements). The remainder of the 2000 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's other facilities. Total consolidated capital expenditures, excluding the capital expenditures for the rebuilding of the Gramercy facility (see Note 2 of Notes to Interim Consolidated Financial Statements), are expected to be between $80.0 and $115.0 million per annum in each of 2000 through 2002 (of which approximately 10% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See "- Financing Activities and Liquidity" below for a discussion of Gramercy-related capital spending. Management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

          FINANCING ACTIVITIES AND LIQUIDITY

          SHORT-TERM:
               In addition to normal operating items, the Company's near-term liquidity will be, as more fully discussed below, affected by the Gramercy incident and the amount of net payments for asbestos liabilities.

               The Company will continue to incur substantial business interruption costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored. Business interruption costs are expected to be substantially offset by insurance recoveries. A minimum of an additional $27.0 million of capital spending is expected to be funded by insurance recoveries. The remainder of the Gramercy-related capital expenditures will be funded by the Company using existing cash resources, funds from operations and/or borrowings under the Company's Credit Agreement. The amount of capital expenditures to be funded by the Company will depend on, among other things, the ultimate cost, the elapsed time of the rebuild, and negotiations with the insurance carriers. The Company had previously estimated that the cost of the Gramercy rebuild would be approximately $200.0 million and that at least 50% would be funded by insurance recoveries. The Company now believes that the total cost of the rebuild will be somewhat higher than previously estimated. The Company continues to believe that at least 50% of the total cost will be funded by insurance recoveries. However, the Company has not yet reflected an increase in the minimum expected property damage recovery amount pending further discussions with the Company's insurers.

               The Company continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when the Company expends funds and when it is reimbursed. The Company will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the remaining construction and business interruption costs on an interim basis. However, no assurances can be given in this regard.

               During the first nine months of 2000, the Company paid $47.7 million of asbestos-related settlement and defense costs and received insurance reimbursements of $36.5 million for asbestos-related matters. The Company's future cash payments, prior to insurance recoveries, for asbestos-related costs is estimated to be approximately $60.0 million in the fourth quarter of 2000 and to be between $100.0 million and $125.0 million in each of the years 2001 and 2002. The Company believes that it will recover a substantial portion of asbestos payments from insurance.
          However, insurance reimbursements have historically lagged the Company's payments. Delays in receiving future insurance repayments would have an adverse impact on the Company's liquidity.

               While no assurance can be given that existing cash sources will be sufficient to meet the Company's short-term liquidity requirements, management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the credit agreement, as amended (the "Credit Agreement") - (which the Company intends to extend or replace prior to its August 2001 expiration date), will be sufficient to satisfy its working capital and capital expenditure requirements for the next year.

          LONG-TERM:
               As of September 30, 2000, the Company's total consolidated indebtedness was $959.3 million, compared with $972.8 million at December 31, 1999.

               At September 30, 2000, $235.6 million (of which $64.7 million could have been used for letters of credit) was available to the Company under the Credit Agreement and no borrowings were outstanding. As of October 31, 2000, $16.2 million of borrowings were outstanding under the Credit Agreement. During the first nine months of 2000, amounts outstanding at the end of a month have been as high as approximately $53.4 million, which occurred in August 2000 primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the Credit Agreement during the nine-month period ended September 30, 2000, was approximately $28.0 million. The average per annum interest rate on loans outstanding under the Credit Agreement during the nine-month period ended September 30, 2000, was approximately 10.2%. The Credit Agreement significantly restricts the Company's ability to pay any dividends on its common stock.

               The Credit Agreement expires in August 2001. It is the Company's intent to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended beyond January 2002, it is likely that the $225.0 million of 9-7/8% Senior Notes, due February 2002, (the "9-7/8% Senior Notes"), will have to be retired or that both the 9-7/8% Senior Notes and the $400.0 million of 12-3/4% Senior Subordinated Notes, due February 2003, will have to be simultaneously retired and/or refinanced.

               The Company's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. No assurance can be given that the Company will be able to refinance its debt on acceptable terms. However, with respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital, financing and capital expenditure requirements.

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

                             PART II - OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS
                    -----------------

          Gramercy Litigation

               On July 5, 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. The cause of the accident is under investigation by the Company and various governmental agencies. The U.S. Mine Safety and Health Administration issued 24 citations and proposed the Company be assessed a penalty of $.5 million in connection with its investigation of the Gramercy incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. The Company has previously announced that it disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against the Company.

               A number of employees were injured in the incident, several of them severely. The Company may be liable for claims relating to the injured employees. The incident has resulted in more than ninety lawsuits, many of which were styled as class action suits, being filed against the Company and others since July 1999 on behalf of more than 16,000 claimants. Such lawsuits allege, among other things, property damage, business interruption loss by other businesses and personal injury. Such lawsuits generally are pending in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State of Louisiana, and in the Twenty-Third Judicial District Court for the Parish of St. James or the Parish of Ascension, State of Louisiana, although a few of the lawsuits are pending in the United States District Court, Eastern District of Louisiana, or in the United States Court of Appeals for the Fifth Circuit. Discovery has begun in the cases. The aggregate amount of damages sought in the lawsuits cannot be determined at this time.

               In connection with the incident at Gramercy, the Company entered into a Consent Agreement and Final Order with the U.S. Environmental Protection Agency in July 2000 pursuant to which the Company agreed to pay a penalty of $200,000 and to implement an Operational Management System.

               See Part I, Item 3.  "LEGAL PROCEEDINGS - Gramercy
          Litigation" in the Company's Form 10-K for the year ended December 31, 1999, and Part II, Item 1. "LEGAL PROCEEDINGS - Gramercy Litigation" in the Company's Form 10-Q for the quarter ended June 30, 2000.

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

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

               (a)  Exhibits.

               Exhibit No.              Exhibit
               -----------              -------

               *4.1 Agreement dated August 18, 2000, among the Company, Kaiser Aluminum Corporation ("KAC"), the financial institutions party to the Credit Agreement dated as of February 15, 1994, as amended, and Bank of America, N.A., as agent, regarding the Sale of the Center for Technology.

               *10.1 Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Jack A. Hockema.

               *10.2 Restricted Stock Agreement between Raymond J. Milchovich, the Company and KAC pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan.

               *10.3 Form of Enhanced Severance Agreement between the Company and key executive personnel.

               *10.4 Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Raymond J. Milchovich.

               *27       Financial Data Schedule.

               (b)  Reports on Form 8-K.

               No Report on Form 8-K was filed by the Company during the quarter ended September 30, 2000.



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

                                           KAISER ALUMINUM & CHEMICAL
                                           CORPORATION


                                               /s/   John T. La Duc
                                           By:____________________________
                                                    John T. La Duc
                                             Executive Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)


                                           KAISER ALUMINUM & CHEMICAL
                                           CORPORATION


                                             /s/   Daniel D. Maddox
                                           By:____________________________
                                                   Daniel D. Maddox
                                             Vice President and Controller
                                            (Principal Accounting Officer)




          Dated:    November 9, 2000