Form 10-K
period 2000-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2001-03-30
CIK 54291

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 For the fiscal year ended December 31, 2000 Commission file number 1-3605

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of each class                         on which registered
        -------------------                         --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ___

As of February 28, 2001, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant. As of February 28, 2001, non-affiliates of the registrant held 313,619 shares of Cumulative (1985 Series
A) Preference Stock and 36,532 shares of Cumulative (1985 Series B) Preference
Stock of the registrant (together the "Redeemable Preference Stock"). The aggregate value of the Redeemable Preference Stock, based upon the redemption price for such stock, is $17.5 million. During March 2001, the registrant redeemed all of the Redeemable Preference Stock. See Note 11 of Notes to
Consolidated Financial Statements for additional information concerning such redemption.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------

                                      NOTE

Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the
Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 67 - 73 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page.
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
                               (713) 267-3777

                                TABLE OF CONTENTS

PART I

     ITEM 1.      BUSINESS

     ITEM 2.      PROPERTIES

     ITEM 3.      LEGAL PROCEEDINGS

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

     ITEM 6.      SELECTED FINANCIAL DATA

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ITEM 11.     EXECUTIVE COMPENSATION

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K

SIGNATURES

INDEX OF EXHIBITS

EXHIBIT 21        SUBSIDIARIES

PART I

ITEM 1.       BUSINESS

This Annual Report on Form 10-K (the "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Business
Operations," " - Competition," " - Environmental Matters," and " - Factors
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
Kaiser owns all of the Company's Common Stock, and MAXXAM and one of its
wholly-owned subsidiaries together own approximately 63% of Kaiser's Common
Stock, with the remaining approximately 37% publicly held. The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. See Note 15 of Notes to Consolidated Financial Statements for segment and geographical financial information. In addition to the production utilized by the Company in its operations, the Company sells significant amounts of alumina and primary aluminum in domestic and international markets. The
Company's operations are conducted through its business units. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended
December 31, 2000, 1999 and 1998:

                                       Sources(2)                             Uses(2)
                            ---------------------------------     --------------------------------
                                                 Third Party        Third Party      Intersegment
                              Production          Purchases          Shipments         Transfers
                            ----------------    -------------     ---------------  ---------------
                                                   (in thousands of tons*)
Bauxite -
       2000                          4,305.0             -                2,007.0          2,342.0
       1999                          5,261.0             -                1,497.0          3,515.0
       1998                          6,656.0             -                1,659.0          4,639.0
Alumina -
       2000                          2,042.9         322.0                1,927.1            751.9
       1999                          2,524.0         395.0                2,093.9            757.3
       1998                          2,964.0             -                2,250.0            750.7
Primary Aluminum -
       2000                            411.4         206.5                  672.4(1)         -
       1999                            426.4         260.1                  684.6(1)         -
       1998                            387.0         251.3                  668.2(1)         -

(1)  Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments. See "Management's Discussion and
     Analysis of Financial Condition and Results of Operations--Selected
     Operational and Financial Information" for an allocation of shipments between primary aluminum and pounds of aluminum in fabricated aluminum products.
(2)  Sources and uses will not equal due to the impact of inventory changes and alumina and metal swaps.
---------------------------
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

SIGNIFICANT CURRENT ITEMS

This section briefly summarizes the major issues the Company dealt with during
2000 and/or is dealing with currently and provides a cross-reference to the applicable section for a more complete discussion of the issue.

Liquidity and Capital Resources - The Company's $300.0 million credit agreement, as amended (the "Credit Agreement") expires in August 2001. It is the Company's intention to extend or replace the Credit Agreement prior to its expiration.
However, in order for the Credit Agreement to be extended, on a short-term basis, beyond August 2001, the Company will have to have a plan to mitigate the
$225.0 million of 97/8% Senior Notes, due February 2002 (the "97/8% Senior
Notes"). For the Credit Agreement to be extended past February 2003, both the
97/8% Senior Notes and the $400.0 million of 12 3/4% Senior Subordinated Notes, due February 2003 (the "Senior Subordinated Notes"), will have to be retired and/or refinanced. As of February 28, 2001, the Company had received approval from the Credit Agreement lenders to purchase up to $50.0 million of the 97/8%
Senior Notes. As of February 28, 2001, the Company has purchased approximately
$1.0 million of 97/8% Senior Notes. As of February 28, 2001, there were $94.0 million of borrowings outstanding under the Credit Agreement and remaining availability of approximately $120.0 million. However, proceeds of approximately
$130.0 million related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001.

Consistent with its previously disclosed strategy, the Company is considering the possible sale of part or all of its interests in certain operating assets.
The contemplated transactions are in various stages of development. The Company expects that at least one operating asset will be sold. The Company has multiple transactions under way. It is unlikely, however, that the Company would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview, Strategic
Initiatives" for additional discussion.

Incident at Gramercy Facility - In July 1999, the Company's Gramercy, Louisiana
alumina refinery was extensively damaged by an explosion. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed until the middle of December 2000 when partial production commenced. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At
February 28, 2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001. Through February 28, 2001, the Company had recorded
$289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected in March 2001. The remaining balance of approximately $20.0 million and any additional amounts possibly due to the Company will likely not be recovered until the Company and the insurers resolve certain outstanding issues. The insurers have asserted that no additional business interruption amounts are due after November 30, 2000. The Company and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences. The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. The Company continues to believe that a minimum of at least $290.0 million of insurance recoveries are probable, that additional amounts are owed to the Company by the insurers, and that the likelihood of any refund by the Company of amounts previously received from the insurers is remote. See Note 2 of Notes to Consolidated Financial Statements for
more detailed information regarding the impact of the Gramercy incident.

Labor Matters - Prior to September 2000, when the labor dispute was settled, the
Company was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 1998 strike by the United
Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in
January 1999. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contract, which expires in September 2005, provides for a 2.6% average annual increase in the overall wage and benefit package and results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 in September 1998).
See Note 5 of Notes to Consolidated Financial Statements for a discussion of the labor dispute and settlement. Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPs") remain in connection with the USWA strike and subsequent lock-out by the Company. The Company believes that the remaining charges made against it by the USWA are without merit. See Note 13 of Notes to Consolidated
Financial Statements, "- Labor Matters" for a discussion of the ULP charges.

Asbestos-Related Liability and Expected Recoveries - The Company is a defendant in a number of lawsuits that generally relate to products it has not sold for more than 20 years. The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. For the year ended December 31, 2000, a total of approximately $99.5 million of asbestos-related settlements and defense costs were paid and partial insurance reimbursements for asbestos-related matters totaling approximately $62.8 million were received. See Note 13 of Notes to Consolidated Financial Statements for
additional information.

Pacific Northwest Power Sales and Operating Level - In response to the unprecedented high market prices for power in the Pacific Northwest, the Company temporarily curtailed primary aluminum production at the Tacoma and Mead,
Washington, smelters during the second half of 2000 and sold a portion of the power that it had under contract through September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. The Company has made additional power sales in 2001. Also, during
October 2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA will provide the Company's operations in the State of Washington with sufficient power to operate the Company's
Trentwood facility as well as approximately 40% of the combined capacity of the
Company's Mead and Tacoma aluminum smelting operations during the period from
October 2001 through September 2006. Power costs under the new contract are expected to exceed the cost of power under the Company's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods, and other contract terms are less favorable than the Company's current BPA contract.
The Company does not have any remarketing rights under the new BPA contract. See
Note 7 of Notes to Consolidated Financial Statements for additional information on these matters.

BUSINESS OPERATIONS

The Company conducts its business through its five main business units (Bauxite and alumina, Primary aluminum, Commodities marketing, Flat-rolled products and
Engineered products), each of which is discussed below.

-  Bauxite and Alumina Business Unit
The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 2000:

                                                                                                   Annual
                                                                              Production            Total
                                                                                Capacity           Annual
                                                               Company      Available to       Production
Activity                        Facility        Location      Ownership      the Company         Capacity
----------------            --------------   -------------   -----------   -------------      -----------
                                                                                  (tons)           (tons)

Bauxite Mining              KJBC             Jamaica              49.0%        4,500,000        4,500,000
                            Alpart(1)        Jamaica              65.0%        2,275,000        3,500,000
                                                                           -------------      -----------
                                                                               6,775,000        8,000,000
                                                                           =============      ===========
Alumina Refining            Gramercy(2)      Louisiana           100.0%        1,250,000        1,250,000
                            Alpart           Jamaica              65.0%          942,500        1,450,000
                            QAL              Australia            28.3%        1,032,950        3,650,000
                                                                           -------------      -----------
                                                                               3,225,450        6,350,000
                                                                           =============      ===========
------------
(1) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.
(2) Production was completely curtailed from July 1999 until the middle of
    December 2000. See discussion below.

The Company is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. The Company's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Competition" and "- Commodity
Marketing" in this Report. During 2000, the Company sold alumina to approximately 14 customers, the largest and top five of which accounted for approximately 27% and 80%, respectively, of the business unit's third-party net sales. All of the Company's third-party sales of bauxite in 2000 were made to two customers, which sales represent approximately 9% of the business unit's third-party net sales. The Company's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

KJBC. The Government of Jamaica has granted the Company a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of the Company's Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. Kaiser Jamaica Bauxite Company
("KJBC") mines bauxite from the land which is subject to the mining lease as an agent for the Company. Although the Company owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility and the remainder is sold to two third-party customers. KJBC's operations have been impacted by the Gramercy incident. The Government of Jamaica has agreed to grant the Company an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the
Gramercy facility to produce at its rated capacity for an additional ten year period. See Note 2 of Notes to Consolidated Financial Statements for a detailed discussion of the Gramercy incident.

Gramercy. Alumina produced by the Gramercy refinery is primarily sold to third parties. The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under long-term contracts typically linked to London Metal Exchange prices ("LME prices"). Chemical grade alumina is sold at a premium price over smelter grade alumina. Production at the Gramercy refinery was completely curtailed in July
1999 when it was extensively damaged by an explosion in the digestion area of the plant. Production at the plant remained curtailed until the middle of
December 2000 at which time partial production commenced. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At
February 28, 2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001. While production was curtailed, the Company purchased alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. See Note 2 of Notes to Consolidated Financial
Statements for additional information regarding the impact of the Gramercy incident.

Alpart. Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. The Company owns a 65% interest in Alpart, and Hydro
Aluminium a.s ("Hydro") owns the remaining 35% interest. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year
2024. Beginning in the first half of 2000, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, began operating a bauxite mining operation joint venture that consolidates their bauxite mining operations in Jamaica, the objective of which is to optimize mining operating and capital costs. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves.

QAL. The Company owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including the Company, purchase bauxite from another QAL shareholder under long-term supply contracts. The Company has contracted with QAL to take approximately 868,000 tons per year of alumina or pay standby charges. The Company is unconditionally obligated to pay amounts calculated to service its share ($101.5 million at December 31, 2000) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

-   Primary Aluminum Business Unit
The following table lists the Company's primary aluminum smelting facilities as of December 31, 2000:

                                                                            Annual Rated            Total            2000
                                                                                Capacity           Annual         Average
                                                           Company         Available to             Rated       Operating
Location                                 Facility        Ownership           the Company         Capacity            Rate
-----------------                     -------------     ----------         --------------       ---------       ---------
                                                                                  (tons)           (tons)
United States
   Washington                          Mead                   100%               200,000          200,000             85%(1)
   Washington                          Tacoma                 100%                73,000           73,000             41%(1)
                                                                           --------------       ---------
       Subtotal                                                                  273,000          273,000
                                                                           --------------       ---------
International
   Ghana                               Valco                   90%               180,000          200,000             78%
   Wales, United Kingdom               Anglesey                49%                66,150          135,000           106%
                                                                           --------------       ---------
       Subtotal                                                                  246,150          335,000
                                                                           --------------       ---------
              Total                                                              519,150          608,000
                                                                           ==============       =========

--------
(1)  2000 operating rates were affected by the high market prices for electric power in the Pacific Northwest. Both smelters were curtailed as of December
     31, 2000. For a discussion of these matters see "Availability of Affordable
     Electric Power" below.

The Company uses proprietary retrofit and control technology in all of its smelters. This technology - which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems, and furnace technology for baking of anode carbon - has significantly contributed to increased and more efficient production of primary aluminum and enhanced the Company's ability to compete more effectively with the industry's newer smelters.

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2000, the Company sold its primary aluminum production not utilized for internal purposes to approximately 46 customers, the largest and top five of which accounted for approximately 52% and 73%, respectively, of the business unit's third-party net sales. See "-Competition"
in this Report. Marketing and sales efforts are conducted by personnel located in Houston, Texas; and Tacoma and Spokane, Washington.

Operations in the United States. The Mead facility uses pre-bake technology.
Approximately 68% of Mead's 2000 production was used at the Company's Trentwood,
Washington, rolling mill and other Company-owned facilities, with the balance being sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum.
The business unit maintains specialized laboratories and a miniature carbon plant in the state of Washington which concentrate on the development of cost-effective technical innovations such as equipment and process improvements.
As of December 31, 2000, both the Mead and Tacoma smelters were completely curtailed and are expected to remain curtailed at least through September 30,
2001. However, the Company has continued to operate the Tacoma rod-mill. See additional discussion below regarding electric power.

International Operations. The Company manages, and owns a 90% interest in, the
Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. The Company's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority ("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 2000 and
1999, Valco operated an average of four and three potlines, respectively.

The Company owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey")
aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of
Anglesey's output to third parties.

Availability of Affordable Electric Power - Electric power represents an important production input for the Company at its aluminum smelters and its cost can significantly affect the Company's profitability.

United States. The Company purchases electric power for the Mead and Tacoma,
Washington, smelters from the BPA, which has supplied approximately half of the electric power for the two plants over recent years, and from other suppliers.
The power contract with the BPA expires in September 2001, and the power contracts with other suppliers have either expired or the underlying power has been sold. As a result of unprecedented high market prices for electric power in the Pacific Northwest, the Company temporarily curtailed all of the primary aluminum production at the Tacoma and Mead, Washington, smelters and commenced selling power that it had under contract through September 30, 2001. As a result of the curtailment, the Company will avoid the need to purchase power on a variable market basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. Both the Mead and Tacoma smelters are expected to remain curtailed through at least September 30, 2001. Under a new contract with the
BPA, which will run from October 2001 through September 2006, the BPA will provide the Company with sufficient power to operate its Trentwood facility as well as approximately 40% of the combined capacity of its Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under the Company's current BPA contract by between 20%
to 60% and, perhaps, as much as 100% in certain periods, and other contract terms are less favorable than the Company's current BPA contract. The Company does not have any remarketing rights under the new BPA contract.

International. Valco and the VRA have reached an agreement, which is subject to
Parliamentary approval in 2001, that provides for sufficient power to operate at least four of Valco's five potlines in 2001 and at least three and one-half potlines thereafter. During early 2000, Anglesey entered into a new power agreement that provides sufficient power to sustain its operations at full capacity through September 2009.

-   Commodities Marketing Business Unit
The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, the Company enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of its primary aluminum hedging activities, the Company has begun (starting with the year ended December
31, 2000) reporting its primary aluminum-related hedging activities as a separate segment. Primary aluminum-related hedging activities are managed centrally on behalf of all of the Company's business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. See Note 1 of Notes to
Consolidated Financial Statements, " - Derivative Financial Instruments," Note
14 of Notes to Consolidated Financial Statements and "Quantitative and
Qualitative Disclosures About Market Risk" for additional information regarding primary aluminum-related hedging activities.

Hedging activities conducted in respect of the Company's cost exposure to energy prices and foreign exchange rates are not considered a part of the Commodity marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

-   Flat-Rolled Products Business Unit
The Flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The business unit sells to the aerospace, transportation and industrial ("ATI") markets (producing heat-treat sheet and plate products and automotive brazing sheet) and the beverage container market (producing lid and tab stock), both directly and through distributors.

During 2000, the Company shifted the product mix of its Trentwood rolling mill toward higher value-added product lines, such as heat-treat sheet and plate, automotive brazing sheet and beverage can lid and tab stock, and away from beverage can body stock, wheel and common alloy tread products in an effort to enhance its profitability. See "Management's Discussion and Analysis of
Financial Condition and Results of Operation--2000 as Compared to
1999--Flat-Rolled Products" for a discussion of the financial impact of this product mix shift. In 2000, the business unit sold to approximately 124 customers in the ATI markets, most of which represented heat-treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers in the ATI markets for flat-rolled products accounted for approximately 8% and 23%, respectively, of the business unit's third-party net sales.

The Company's flat-rolled products are also sold to beverage container manufacturing locations primarily in the western United States and Asian Pacific
Rim countries. The largest and top five of such customers accounted for approximately 12% and 26%, respectively, of the business unit's third-party net sales. See "- Competition" in this Report. Sales are made directly to end-use customers and distributors by the Company sales representatives located across the United States and England, and by independent sales agents in Asia. However, in addition to exiting can body stock production, beverage can lid and tab manufacturing is also being de-emphasized to further increase the business unit's focus on higher value-added heat-treat product lines described above.

-   Engineered Products Business Unit
The Engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the
United States and Canada. Major markets for extruded products are in the ground transportation industry, to which the business unit sells extruded shapes for automobiles, light-duty vehicles, heavy duty trucks and trailers, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman,
Texas; Tulsa, Oklahoma; Richmond, Virginia; and London, Ontario, Canada.
Products manufactured at these facilities include rod, bar, tube, shapes and billet. During 2000 and 2001, the Tulsa facility is being reconfigured as a focused production facility for standard soft- alloy extrusion products, having transferred its cathodic protection business to the Sherman facility. Hard-alloy extrusion facilities are located in Newark, Ohio; and Jackson, Tennessee, and produce rod, bar, screw machine stock, redraw rod, forging stock and billet. The business unit also extrudes seamless tubing in both hard- and soft-alloys at a facility in Richland, Washington and produces drawn tube in both hard- and soft-alloys at a facility in Chandler, Arizona, that it purchased in May 2000.

The business unit sells forged parts to customers in the automotive, heavy-duty truck, general aviation, rail, machinery and equipment, and ordnance markets.
The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. Forging facilities are located in
Oxnard, California, and Greenwood, South Carolina. Through its sales and engineering office in Southfield, Michigan, the business unit staff works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

In 2000, the Engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 8% and 23%, respectively, of the business unit's third-party net sales. See "- Competition"
below. Sales are made directly to end-use customers and distributors by the
Company sales representatives located across the United States.

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

RESEARCH AND DEVELOPMENT

Net expenditures for research and development activities were $5.6 million in
2000, $11.0 million in 1999, and $13.7 million in 1998. The Company estimates that research and development net expenditures will be in the range of $3.0 million to $5.0 million in 2001.

EMPLOYEES

During 2000, the Company employed an average of approximately 7,800 persons, compared with an average of approximately 8,600 persons in 1999 and approximately 9,200 persons in 1998. At December 31, 2000, the Company employed approximately 7,300 persons. The foregoing employee counts for 2000, 1999 and
1998 include the USWA workers who were subject to the lockout imposed by the
Company as a result of the labor dispute that was settled in September 2000.
During the labor dispute, the Company operated the five affected facilities with temporary workers who were not included in the employee counts for 2000, 1999 and 1998.

The labor agreements with employees at the Valco smelter in Ghana, the Alpart refinery in Jamaica and the Engineered products business unit's plants at Los
Angeles, California, and Richmond, Virginia, are scheduled to expire in 2001.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of international, federal, state and local environmental laws and regulations. For a discussion of this subject, see
"Factors Affecting Future Performance - the Company's current or past operations subject it to environmental compliance, clean-up and damage claims that may be costly" below.

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

-  Our earnings are sensitive to a number of variables
Our operating earnings are sensitive to a number of variables over which we have no direct control. Two key variables in this regard are prices for primary aluminum and general economic conditions.

The price of primary aluminum significantly affects our financial results.
Primary aluminum prices historically have been subject to significant cyclical price fluctuations. The Company believes the timing of changes in the market price of aluminum are largely unpredictable. Since 1993, the Average Midwest
United States transaction price (the "AMT price") has ranged from approximately
$.50 to $1.00 per pound.

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

-  Our near-term significant debt maturities could adversely affect us
We have significant near-term debt maturities. The Company's Credit Agreement expires in August 2001. It is the Company's intention to extend or replace the
Credit Agreement prior to its expiration. However, in order for the Credit
Agreement to be extended, on a short-term basis, beyond August 2001, the Company will have to have a plan to mitigate the $225.0 million of 97/8% Senior Notes.
For the Credit Agreement to be extended past February 2003, both the 97/8%
Senior Notes and the $400.0 million of Senior Subordinated Notes will have to be retired and/or refinanced. As of February 28, 2001, the Company had received approval from the Credit Agreement lenders to purchase up to $50.0 million of the 97/8% Senior Notes. As of February 28, 2001, the Company had purchased approximately $1.0 million of 97/8% Senior Notes. As of February 28, 2001, there were $94.0 million of borrowings outstanding under the Credit Agreement and remaining availability of approximately $120.0 million. However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001. The Company is also considering the possible sale of part or all of its interests in certain assets.
The contemplated transactions are in various stages of development. The Company expects that at least one operating asset will be sold. The Company has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales. The Company expects to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof. The Company's ability to refinance its debt depends primarily on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors beyond our control.

-  Our high leverage and debt service requirements could adversely affect us
We are highly leveraged and have significant debt service requirements. As of
December 31, 2000, the Company's total debt was approximately $989.4 million.
The Company's high level of debt affects our operations in several important ways:

-    a large portion of the cash we generate is used to pay interest.
     Accordingly, our financial results are more vulnerable in the event of a downturn in our business, the aluminum industry or general economic conditions;

-    the agreements governing such debt limit our flexibility in planning for and reacting to changes in our business conditions. For example, some or all of the agreements governing such debt limit our ability to make capital expenditures, to borrow additional money and to consolidate or merge with other companies;

-    we may experience a competitive disadvantage because we are more highly leveraged than some of our competitors; and

-    the agreements governing such debt permit our creditors to accelerate payments if we default or experience a change in the control of our ownership as set forth in such agreements.

The Company's ability to make payments on its debt depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

-  The asbestos-related lawsuits against the Company could continue to increase and could adversely impact our financial position
The Company is a defendant in numerous lawsuits in which the plaintiffs allege that they have injuries caused by exposure to asbestos during, and as a result of, their employment or association with us, or exposure to products containing asbestos produced or sold by us. The lawsuits generally relate to products the
Company sold more than 20 years ago.

Our December 31, 2000, balance sheet includes a liability for estimated asbestos-related costs of $492.4 million. We cannot assure you that this liability will not increase in the future. In determining the amount of the liability, we have only included estimates for the cost of claims for a ten year period through 2010 because we do not have a reasonable basis for estimating costs beyond that period. However, we expect that these costs may continue beyond 2010 and that they could be substantial.

We believe the Company has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2000, balance sheet includes a long-term receivable for estimated insurance recoveries of $406.3 million. We believe that the Company will recover a substantial portion of these payments from insurance, but cannot assure you that the Company will receive substantial insurance payments or that the timing of such payments will occur in the year the Company is required to make the payments. Delays in receiving future insurance repayments would have an adverse impact on our liquidity.

Prior to insurance recoveries, we estimate that the Company's annual cash payments for asbestos-related costs will be approximately $110.0 - $135.0 million in the years 2001 and 2002, approximately $45.0 - $50.0 million in the years 2003 and 2004, approximately $25.0 million in the year 2005 and a total of
$125.0 million beyond 2005.

See Note 13 of Notes to Consolidated Financial Statements for additional discussion of this matter.

-   Power availability for smelting operations
Electric power represents an important production input for the Company at its aluminum smelters and its cost can significantly affect the Company's profitability. Power contracts for the Company's smelters have varying contractual terms. See "Business - Primary Aluminum Business Unit - Availability
of Affordable Electric Power" in this Report. We cannot provide assurance that electric power will be available in the future, at affordable prices, for the
Company's smelters. Under the new contract with the BPA, the Company's Pacific
Northwest operations will not receive sufficient power to run its smelting operations at full capacity and may have to pay as much as 100% more than the power rate under the current contract. Depending on the ultimate price for such power or the availability of an alternate power supply at an acceptable price, the Company may be unable to operate the smelters in the near or long-term.
Under the Company's contract with the USWA, the Company is liable for certain severance and supplemental unemployment benefits for laid- off workers. Such costs related to the period from January 1, 2001 to September 30, 2001 have been accrued to the extent that the costs are fixed and determinable. However, the
Company may become liable for additional costs. In particular, the Company would become liable for certain early retirement benefits for USWA workers at the Mead and Tacoma, Washington, facilities if such facilities are not restarted prior to late 2002 or early 2003. Such costs could be significant and would adversely impact our operating results and liquidity.

-  The Gramercy incident could result in adverse consequences to us
In July 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. The Company may be liable for claims relating to the injured employees. The incident has also resulted in more than ninety lawsuits being filed against the Company alleging, among other things, property damage, business interruption loss by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time. We currently believe the Company's insurance will cover the majority of the costs of these lawsuits and claims relating to the injured employees.

Through February 28, 2001, the Company had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected in March 2001.
The remaining balance of approximately $20.0 million and any additional amounts possibly due to the Company will likely not be recovered until the Company and the insurers resolve certain outstanding issues. The insurers have asserted that no additional business interruption amounts are due after November 30, 2000. The
Company and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences. We anticipate that the remaining issues will not be resolved until late 2001 or early 2002. We continue to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to the Company by the insurers, and that the likelihood of any refund by the Company of amounts previously received from the insurers is remote. However, because this matter is subject to significant uncertainties, no assurances can be given as to the ultimate outcome of this matter or its impact on our near-term liquidity and results of operations.

- Our profits and cash flows may be adversely impacted by the results of the
  Company's hedging programs
The Company enters into hedging transactions to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with primary aluminum prices, (2) energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3)
foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. To the extent that the prices for primary aluminum exceed the fixed or ceiling prices established by the Company's hedging transactions or that energy costs or foreign exchange rates are below the fixed or floor prices, our profits and cash flow would be lower than they otherwise would have been.

Hedging activities can also have a temporary impact on our liquidity. The
Company has established credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses on open positions are in excess of such credit lines, the Company is entitled to receive margin advances from the counterparties or is required to make margin advances to counterparties, as the case may be. At December 31, 2000, the impact of margin arrangements on our liquidity was insignificant. However, future increases in primary aluminum prices or decreases in foreign exchange rates could result in the Company having to make margin advances or post additional letters of credit and such amounts could be significant and could adversely impact our liquidity.

Information regarding the Company's sensitivity to certain price amounts from both an earnings and liquidity perspective is provided in "Quantitative and
Qualitative Disclosures About Market Risk."

- Our current or past operations subject us to environmental compliance, clean-up and damage claims that may be costly
The operations of the Company's facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2001 - 2002 period, the Company's environmental capital spending will be approximately $6.0 million per year and that the Company's operating costs will include pollution control costs totaling approximately
$27.0 million per year. However, subsequent changes in environmental laws may change the way the Company must operate and may force it to spend more then we currently project.

Additionally, the Company's current and former operations can subject it to fines or penalties for alleged breaches of environmental laws and to other actions seeking clean-up or other remedies under these environmental laws. The
Company also may be subject to damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the clean-up of sites currently or formerly used by the Company.

Currently, the Company is subject to certain lawsuits under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The
Company, along with certain other companies, has been named as a Potentially
Responsible Party for clean-up costs at certain third-party sites listed on the
National Priorities List under CERCLA. As a result, the Company may be exposed not only to its assessed share of clean-up but also to the costs of others if they are unable to pay. Additionally, the Company's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Company and the regulatory authorities agreed to a plan of remediation in January 2000.

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect the Company to incur in connection with these matters. At December 31, 2000, the balance of our accruals, which are primarily included in our long-term liabilities, was
$46.1 million. We estimate that the annual costs charged to these environmental accruals will be approximately $3.0 million to $12.0 million per year for the years 2001 through 2005 and an aggregate of approximately $21.0 million thereafter. However, we cannot assure you that the Company's actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0 million.
See Note 13 of Notes to Consolidated Financial Statements for additional information.

- The remaining allegations of Unfair Labor Practices ("ULPs") filed by the USWA could adversely affect us
In connection with the USWA strike and subsequent lock-out by the Company, the
USWA filed twenty-four allegations of ULPs. Twenty-two of the allegations were dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. If the outcome of either of these two allegations eventually results in a final ruling against the
Company, it could be obligated to provide back pay to the USWA members and such amount could be significant. However, any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the National Labor Relations Board (the "NLRB"), the USWA or the
Company. This process could take months or years.

-   Ability to operate profitably in the future
We reported net income of $17.5 million for the year ended December 31, 2000 which included material non-recurring gains and losses. If such non-recurring gains and losses were excluded from the 2000 results (see "Management's
Discussion and Analysis of Financial Condition and Results of Operation -
Summary" for a summary of non-recurring gains and losses), net income for the year ended December 31, 2000 would have been only slightly above break-even.
While we expect that 2001 will be profitable as a result of net gains from power sales, there can be no assurance that we will generate a profit from recurring operations or that we will operate profitably in future periods.

-   We operate in a highly competitive industry
The production of alumina, primary and fabricated aluminum products is highly competitive. There are numerous companies who operate in the aluminum industry.
Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

-  We are subject to political and regulatory risks in a number of countries
The Company operates facilities in the United States and in a number of other countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom.
While we believe the Company's relationships in the countries in which it operates are generally satisfactory, we cannot assure you that future country developments or governmental actions will not adversely affect the Company's operations particularly or the aluminum industry generally. Among the risks inherent in the Company's operations are unexpected changes in regulatory requirements, unfavorable legal rulings, new or increased taxes and levies, and new or increased import or export restrictions. The Company's operations outside of the United States are subject to a number of additional risks, including but not limited to currency exchange rate fluctuations, currency restrictions, and nationalization of assets.

ITEM 2.       PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in Item 1 "- Business Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the
Company's domestic aluminum smelters were initially designed early in the
Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its plants are cost competitive on an international basis. However, the long-term viability of the Company's Pacific Northwest smelters may be adversely impacted if an adequate supply of power at reasonable prices is not ultimately available.

The Company's obligations under the Credit Agreement are secured by, among other things, mortgages on the Company's major domestic plants (other than the
Gramercy alumina refinery). See Note 8 of Notes to Consolidated Financial
Statements for further discussion.

ITEM 3.       LEGAL PROCEEDINGS

This section contains statements which constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995. See
Item 1 of this Report for cautionary information with respect to such forward-looking statements.

GRAMERCY LITIGATION

On July 5, 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. The Company may be liable for claims relating to the injured employees. The incident has resulted in more than ninety lawsuits, many of which were styled as class action suits, being filed against the Company and others since July 1999 on behalf of more than 16,000 claimants. Such lawsuits allege, among other things, property damage, business interruption loss by other businesses and personal injury. All such lawsuits previously pending in state court are now consolidated into one action pending in the Twenty-Third Judicial District Court for the Parish of St.
James, State of Louisiana. One lawsuit remains pending in the United States
District Court, Eastern District of Louisiana. Discovery has begun in the cases.
The aggregate amount of damages sought in the lawsuits cannot be determined at this time. See Note 2 of Notes to Consolidated Financial Statements.

In connection with the settlement of the U.S. Mine Safety and Health
Administration's ("MSHA") investigation of the incident, the Company is paying a fine of $.5 million but denied the alleged violations.

ASBESTOS-RELATED LITIGATION

The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for more than 20 years. The portion of Note 13 of Notes to Consolidated Financial Statements
under the heading "Asbestos Contingencies" is incorporated herein by reference.

LABOR MATTERS

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of ULPs were filed by the USWA with the NLRB. Twenty-two of the twenty-four allegations of ULPs brought against the Company by the USWA have been dismissed. A trial on the remaining two allegations before an administrative law judge commenced in November 2000 and is continuing. The
Company is unable to estimate when the trial will be completed. If the outcome of either of these two allegations eventually results in a final ruling against the Company, it could be obligated to provide back pay to the USWA members and such amount could be significant. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company.
This process could take months or years. The portion of Note 13 of Notes to
Consolidated Financial Statements under the heading "Labor Matters" is incorporated herein by reference.

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
See Note 13 of Notes to Consolidated Financial Statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2000.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

There is no established public trading market for the Company's Common Stock, which is held solely by Kaiser. The Company has not paid any dividends on its
Common Stock during the two most recent fiscal years. The Indentures and the
Credit Agreement (Exhibits 4.1 through 4.36 to the Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the
Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.36 to this Report and Note
8 of Notes to Consolidated Financial Statements under the heading "Debt
Covenants and Restrictions" in this Report are incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at pages 14 - 15 of
Management's Discussion and Analysis of Financial Condition and Results of
Operations, to Note 1 of Notes to Consolidated Financial Statements, and to the
Five-Year Financial Data on pages 63 - 64 in this Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
The Company operates in all principal aspects of the aluminum industry through the following business segments: Bauxite and alumina, Primary aluminum,
Flat-rolled products, Engineered products and Commodities marketing. The Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 2000, 1999 and 1998. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein. See Note
15 of Notes to Consolidated Financial Statements for further information regarding segments. (All references to tons refer to metric tons of 2,204.6 pounds.)

                                                                     Year Ended December 31,
                                                              -------------------------------------
(In millions of dollars, except shipments and prices)            2000          1999          1998
---------------------------------------------------------------------------------------------------
Shipments: (000 tons)
   Alumina(1)
      Third Party                                              1,927.1       2,093.9       2,250.0
      Intersegment                                               751.9         757.3         750.7
                                                              ---------    ----------    ----------
        Total Alumina                                          2,679.0       2,851.2       3,000.7
                                                              ---------    ----------    ----------
   Primary Aluminum(2)
      Third Party                                                345.5         295.6         263.2
      Intersegment                                               148.9         171.2         162.8
                                                              ---------    ----------    ----------
        Total Primary Aluminum                                   494.4         466.8         426.0
                                                              ---------    ----------    ----------
   Flat-Rolled Products                                          162.3         217.9         235.6
                                                              ---------    ----------    ----------
   Engineered Products                                           164.6         171.1         169.4
                                                              ---------    ----------    ----------
Average Realized Third Party Sales Price: (3)(4)
   Alumina (per ton)                                          $    209     $     176     $     184
   Primary Aluminum (per pound)                               $    .74     $     .66     $     .67
Net Sales:(3)
   Bauxite and Alumina(1)(4)
      Third Party (includes net sales of bauxite)             $  442.2     $   395.8     $   445.2
      Intersegment                                               148.3         129.0         135.8
                                                              ---------    ----------    ----------
        Total Bauxite & Alumina                              590.5         524.8         581.0
                                                              ---------    ----------    ----------
   Primary Aluminum(2)(4)
      Third Party                                                563.7         432.9         390.7
      Intersegment                                               242.3         240.6         233.5
                                                              ---------    ----------    ----------
        Total Primary Aluminum                                   806.0         673.5         624.2
                                                              ---------    ----------    ----------
   Flat-Rolled Products                                          521.0         591.3         732.7
   Engineered Products                                           564.9         556.8         595.3
   Commodities Marketing(4)                                      (25.4)         18.3          60.5
   Minority Interests                                            103.4          88.5          78.0
   Eliminations                                                 (390.6)       (369.6)       (369.3)
                                                              ---------    ----------    ----------
        Total Net Sales                                       $2,169.8     $ 2,083.6     $ 2,302.4
                                                              =========    ==========    ==========
Operating Income (Loss):(7)(8)
   Bauxite & Alumina(4)(5)                                $   57.2     $   (10.5)    $     5.5
   Primary Aluminum(4)(6)                                        100.1          (4.8)         28.3
   Flat-Rolled Products                                           16.6          17.1          86.8
   Engineered Products                                            34.1          38.6          51.5
   Commodities Marketing(4)                                      (48.7)         21.3          98.1
   Micromill                                                       (.6)        (11.6)        (18.4)
   Eliminations                                                     .1           6.9           8.9
   Corporate and Other                                           (61.1)        (61.5)        (64.7)
   Labor Settlement Charge                                       (38.5)         -             -
   Other Non-Recurring Operating Items, Net                       80.4         (24.1)       (105.0)
                                                              ---------    ----------    ----------
        Total Operating Income (Loss)                         $  139.6     $   (28.6)    $    91.0
                                                              ========     ==========    ==========
Net Income (Loss)                                             $   17.5     $   (52.4)    $     2.7
                                                              ========     ==========    ==========
Capital Expenditures                                          $  296.5     $    68.4     $    77.6
                                                              ========     ==========    ==========

(1)   Net sales for 2000 and 1999 included approximately 267,000 tons and
      264,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers and 55,000 tons and 131,000 tons, respectively, of alumina purchased from third parties and transferred to the Company's primary aluminum business unit.
(2)   Net sales for 2000, 1999 and 1998 included approximately 206,500 tons,
      260,100 tons and 251,300 tons, respectively, of primary aluminum purchased from third parties to meet third-party and internal commitments.
(3)   Net sales for 1999 and 1998 for all segments have been restated to conform to a new accounting requirement which states that freight charges should be included in cost of products sold rather than netted against net sales as was the Company's prior policy. Average realized prices for the
      Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix.
(4)   Average realized third-party sales prices, net sales and operating income
      (loss) for Bauxite and alumina and Primary aluminum segments for 1999 and
      1998 have been restated to reflect a change in the Company's segment reporting. The results of the Company's metal hedging activities are now set out separately in the Commodities marketing segment rather than being allocated between the two commodity business units.
(5)   Operating income (loss) for 2000 and 1999 included estimated business interruption insurance recoveries totaling $110.0 and $41.0, respectively
      Additionally, depreciation was suspended for the Gramercy facility for the period from July 1999 to December 2000 as a result of the July 1999 incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0. See Note 2 of Notes to
      Consolidated Financial Statements for additional information.
(6)   Operating income (loss) for the year ended December 31, 1999, included potline preparation and restart costs of $12.8.
(7)   The allocation of the labor settlement charges to the Company's business units for the year ended December 31, 2000 is as follows: Bauxite and
      Alumina - $2.1, Primary aluminum - $15.9, Flat-rolled products - $18.2 and
      Engineered products - $2.3.
(8)   See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of non-recurring operating items, net (other than the labor settlement charges) and the business segment to which the items relate.

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

OVERVIEW

Market-related Factors. The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes
1 and 14 of Notes to Consolidated Financial Statements for a discussion of the
Company's hedging activities.

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

During 2000, the Average Midwest United States transaction price ("AMT price")
per pound of primary aluminum was $.75 per pound. During 1999, the AMT price declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase ending 1999 at $.79 per pound. During 1998, the AMT price experienced a steady decline during the year, beginning the year in the
$.70 to $.75 range and ending the year in the low $.60 range. At January 31,
2001, the AMT price was approximately $.81 per pound.

Liquidity/Cash Resources. The Company has significant near-term debt maturities.
The Company's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. See
"Liquidity and Capital Resources - Financing Activities and Liquidity" for a
discussion of these matters.

Incident at Gramercy Facility. In July 1999, the Company's Gramercy, Louisiana
alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December 2000. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At February 28, 2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001.

Through February 28, 2001, the Company had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected in March 2001.
The remaining balance of approximately $20.0 million and any additional amounts possibly due to the Company will likely not be recovered until the Company and the insurers resolve certain outstanding issues. The Company and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences. The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. The Company continues to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to the Company by the insurers, and that the likelihood of any refund by the Company of amounts previously received from the insurers is remote.

See Note 2 of Notes to Consolidated Financial Statements for a full discussion regarding the incident at the Gramercy facility.

Labor Matters. As previously reported, prior to the settlement of the labor dispute, the Company was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 1998 strike by the
United Steelworkers of America ("USWA") and the subsequent "lockout" by the
Company in January 1999. The labor dispute was settled in September 2000. In
September 2000, the Company recorded a one-time pre-tax labor settlement charge of $38.5 million to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers. See Note 5 of Notes to Consolidated Financial Statements
for additional discussions on the labor settlement.

Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPs") in connection with the USWA strike and subsequent lock-out by the Company remain to be settled. The Company believes that the remaining charges made against the
Company by the USWA are without merit. See Note 13 of Notes to Consolidated
Financial Statements for additional discussion on the ULP charges.

Strategic Initiatives. The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow;
pursuing divestitures of its non-core businesses; and strengthening its financial position by divesting of part or all of its interests in certain operating assets.

In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio. The Company intends to focus its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. During 2000, the Company sold certain non-operating properties, its Micromill assets and technology and its
Pleasanton, California, office complex and purchased the assets of a drawn tube aluminum fabricating operation. The dispositions were part of the Company's initiative to monetize non-strategic or underperforming assets. The acquisition was part of the Company's continued focus on growing its Engineered products operations.

The Company is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. The Company expects that at least one operating asset will be sold.
The Company has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. The consummation of any such sales would be dependent upon a number of factors, such as negotiation of definitive documentation, due-diligence investigations, certain lender approvals and/or anti-trust clearances. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs and is actively pursuing recoveries in this regard. For the period from inception through December 31, 2000, the Company has paid approximately $220.5 million for asbestos-related settlements and associated defense costs and has received partial insurance reimbursements during this same period totaling $131.3 million. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of the Company, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies.

Additional portfolio analysis and initiatives are continuing.

Pacific Northwest Power Sales and Operating Level. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company temporarily curtailed the primary aluminum production at the Tacoma and Mead,
Washington, smelters during the second half of 2000 and sold a portion of the power that it had under contract through September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. The Company has made additional power sales in 2001.

During October 2000, the Company signed a new power contract with the Bonneville
Power Administration ("BPA") under which the BPA will provide the Company's operations in the State of Washington with power during the period October 2001 through September 2006. The contract will provide sufficient power to operate the Company's Trentwood facility as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under the
Company's current BPA contract by between 20% to 60% and, perhaps, by as much as
100% in certain periods. There are other terms of the new BPA contract which are also less favorable than the current BPA contract. The Company does not have any remarketing rights under the new BPA contract.

See Note 7 of Notes to Consolidated Financial Statements for additional information on the power sales and the new BPA contract.

RESULTS OF OPERATIONS

Summary. The Company reported net income of $17.5 million for 2000 compared to a net loss of $52.4 million for 1999 and net income of $2.7 million for 1998.
However, results for 2000, 1999 and 1998 included material non-recurring gains and losses as summarized below:

                                                                                           Year Ended December 31,
                                                                                  -----------------------------------------
                                                                                     2000            1999            1998
                                                                                  ---------       ---------       ---------
As reported, income (loss) per common share                                       $    .21        $   (.68)       $    .01
Less material non-recurring (gains) losses:
   Labor settlement charge in 2000; strike-related costs in 1998                       .30            -                .50
   Asbestos-related charges                                                            .33             .44             .11
   Impairment loss - U.S. smelters in 2000; Micromill in 1999 and 1998                 .25             .16             .38
   Net gains from power sales                                                        (1.22)           -               -
   Operating profit foregone as a result of power sales                                .20            -               -
   Gains - real estate transactions in 2000; AKW L.P. interests in 1999               (.30)           (.42)           -
   Other non-recurring operating charges                                               .21            -               -
   Gramercy-related items:
      Gain on involuntary conversion                                                  -               (.71)           -
      Incremental maintenance spending                                                 .09            -               -
      Charge for insurance deductibles                                                -                .04            -
      LIFO inventory charge                                                            .05            -               -
   Mark-to-market (gains) losses                                                      (.08)            .27            -
                                                                                  ---------       ---------       ---------
                                                                                  $    .04        $   (.90)       $   1.00
                                                                                  =========       =========       =========

Net sales in 2000 totaled $2,169.8 million compared to $2,083.6 million in 1999 and $2,302.4 million in 1998.

2000 AS COMPARED TO 1999

Bauxite and Alumina. Third party net sales of alumina were up 12% in 2000 as compared to 1999 as a 19% increase in third party average realized price was partially offset by an 8% decrease in third party shipments. The increase in average realized price was because the sales prices for alumina under the
Company's third-party alumina sales contracts are linked to primary aluminum prices and primary aluminum prices increased year over year. The decrease in year-over- year shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 267,000 tons of alumina purchased by the Company in 2000 from third parties to fulfill third party sales contracts.

Intersegment net sales for 2000 increased 15% as compared to 1999. The increase was primarily due to a 16% increase in the intersegment average realized price resulting from increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month. Intersegment shipments were essentially flat.
The favorable impact on intersegment alumina shipments of operating more potlines at the Company's smelters during the first half of 2000 as compared to the same period in 1999 was offset by the unfavorable impact of the potline curtailments at the Company's Washington smelters in the last half of 2000.
Intersegment shipments for 2000 included approximately 55,000 tons of alumina purchased by the Company from third- parties and transferred to the Primary aluminum business unit.

Segment operating income (before non-recurring items) for 2000 was up significantly as compared to 1999 primarily as a result of the factors discussed above. Segment operating income for 2000 excludes non-recurring labor settlement charges of $2.1 million and three Gramercy-related items; a $7.0 million non-cash LIFO inventory charge, incremental maintenance spending of $11.5 million and an $.8 million non-cash restructuring charge. Segment operating income for 1999 excludes the segment's allocated share of the expense of insurance deductibles related to the Gramercy incident of $4.0 million.

See Note 2 of Notes to Consolidated Financial Statements for additional discussion of the effect of the Gramercy incident on the Bauxite and Alumina business unit's operations.

Primary Aluminum. Third party net sales of primary aluminum were up 30% for 2000 as compared to 1999 as a result of a 17% increase in third party shipments and a
12% increase in third party averaged realized prices. The increase in shipments was primarily due to the favorable impact of the increased operating rate at the
Company's 90%-owned Volta Aluminium Company Limited ("Valco") throughout 2000 and the Washington smelters (during the first six months of 2000). These shipment increases were offset, in part, by curtailments of the potlines at the
Washington smelters during the second half of 2000, net of approximately 206,500 tons of primary aluminum purchased from third-parties to meet third-party and internal commitments. The increase in the average realized prices reflects the
14% increase in primary aluminum market prices. Intersegment net sales for 2000 were up modestly when compared to 1999. A 16% increase in intersegment average realized prices was offset by a 13% decrease in intersegment shipments. The increase in the intersegment average realized price was due to higher market prices for primary aluminum as intersegment transfers are made on the basis of market prices. The decrease in shipments was primarily due to the potline curtailments at the Washington smelters, the reduced requirements of the
Flat-rolled products segment due to the can body stock exit and the reduced requirements of the Engineered products segment due to the softening of the ground transportation and distribution markets.

Segment operating income (before non-recurring items) for 2000 was up significantly from 1999. The primary reason for the increase was the improvements in average realized prices and net shipments discussed above.
However, segment operating income for 2000 was adversely affected by increased alumina prices, higher electric power costs and reduced profitability resulting from metal purchased and resold to the Flat-rolled products and Engineered products business units. The increase in alumina costs is the result of higher primary aluminum prices in 2000 because transfers of alumina from the Company's alumina business unit are made on a metal-linked basis. Power costs have generally increased, even after excluding the higher than normal power costs experienced by the Company in the Pacific Northwest. As previously reported, new agreements entered into in both Ghana and Wales provide for increased power stability but at increased costs. The reduced profitability on sales to the
Flat-rolled products and Engineered products segments is due to the lack of a profit margin on metal that was purchased and resold at cost to the segments versus the profit margin that would have existed had the metal been produced.

Segment operating income for 2000, discussed above, excludes non-recurring net power sales gains of $159.5 million. Segment operating income for 2000 also excludes a non-cash smelter impairment charge of $33.0 million, the segment's share of the non-recurring labor settlement charge of $15.9 million and costs related to staff reduction initiatives of $3.1 million. Operating income in 1999 included costs of approximately $12.8 million associated with preparing and restarting potlines at Valco and the Washington smelters.

Flat-Rolled Products. Net sales of flat-rolled products decreased by 12% in 2000 as compared to 1999 as a 26% decrease in shipments was only partially offset by a 14% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of the Company's planned exit from this product line. Offsetting the reduced can body stock shipments was a modest year over year improvement in shipments of heat-treat products. The increase in average realized prices primarily reflects the change in product mix (resulting from the can body stock exit) as well as the pass through to customers of increased market prices for primary aluminum.

Segment operating income (before non-recurring items) for 2000 was essentially flat when compared to 1999 as the increase in price and volume for heat-treat products offset the impacts of the can body stock exit. Segment operating income for 2000, discussed above, excludes the segment's share of the non-recurring labor settlement charge of $18.2 million. Segment operating income also excludes a $7.5 million non-cash LIFO inventory charge and $5.1 million of non-cash impairment charges associated with the Company's exit from the can body stock product line.

Results for 2000 for the Flat-rolled products segment were also adversely affected late in the year by the Washington smelter curtailments as the business unit no longer had a supply of hot metal. While the impact of this change was modest in 2000, the business unit will be adversely affected by this situation in 2001. The amount of the impact will depend on the cost of acquiring the necessary metal units and the energy costs incurred to melt the purchased metal.

Engineered Products. Net sales of engineered products for 2000 were essentially flat as compared to 1999 as a 5% increase in average realized prices was offset by a 4% decrease in product shipments. The increase in average realized prices reflects increased prices for soft alloy extrusions, offset, in part, by a shift in product mix. The decrease in product shipments in 2000 over 1999 reflects a substantial weakening in ground transportation and distribution markets in the last half of 2000.

The changes in segment operating income (before non-recurring items) for 2000 as compared to 1999 were primarily attributable to increased energy costs. Segment operating income for 2000 excludes a non-recurring non-cash impairment charge associated with product line exit of $5.6 million and labor settlement charges of $2.3 million. Segment operating income for 1999 included equity in earnings of $2.5 million from the Company's 50% interest in AKW L.P., which was sold in
April 1999.

Commodities Marketing. Commodities marketing includes the results of the
Company's aluminum hedging activities. Its hedging activities include: (1) metal hedging on behalf of the Bauxite and alumina and Primary aluminum business segments with third-party brokers (other than mark-to-market charges on certain non-qualifying hedges which are reflected in Other income (expense) - see Notes
1 and 14 of Notes to Consolidated Financial Statements) and (2) internal hedging with Flat-rolled products and Engineered products business segments so as to eliminate the commodity price risk on the underlying aluminum whenever these segments enter into a fixed price contract with a third-party customer.

Net sales for this segment represent net settlements with third-party brokers for derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with the purchase or sale of options, as well as net results of internal hedging activities with the
Company's fabricated products segments. The decrease in net sales as well as a decrease in operating income in 2000 as compared to 1999 results from the 2000 hedging positions having lower ceilings than the positions in 1999. This is primarily the result of the timing of when the hedging position activities were completed.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating results for
2000 exclude costs related to staff reduction and efficiency initiatives of $5.5 million. Corporate operating results for 1999 exclude the expense of insurance deductibles related to the Gramercy incident allocated to the Corporate segment of $1.0 million.

1999 AS COMPARED TO 1998

Bauxite and Alumina. Third party net sales were down 11% in 1999 as compared to
1998 as a result of a 4% decline in third party average realized prices and a 7%
decrease in third party alumina shipments. The decline in the average realized prices in 1999 as compared to 1998 was primarily attributable to lower realizations under the Company's primary aluminum linked alumina sales contracts caused by lower primary aluminum market prices. The decrease in year-over-year shipments was primarily the net effect of the Gramercy incident after considering the 264,000 tons of alumina purchased by the Company from third parties to fulfill third party sales contract.

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

Segment operating income (before non-recurring items) for 1999 was down as compared to 1998 primarily as a result of the price and volume factors discussed above. Segment operating income for 1999 was favorably impacted by the fact that depreciation on the Gramercy facility was suspended in July 1999.

Segment operating income for 1999, discussed above, excludes the segment's allocated share of the expense of insurance deductibles related to the Gramercy incident of $4.0 million. Segment operating income for 1998 excludes the adverse impact of approximately $11.0 million of incremental strike-related costs.

Primary Aluminum. Third party net sales of primary aluminum were up 11% as compared to 1998 as a result of a 12% increase in third party shipments offset by a 1% decrease in the average realized third party sales prices. The increase in shipments was primarily due to the favorable impact of Valco operating three potlines in 1999 as compared to one potline in 1998.

Intersegment net sales for 1999 were up 3% as compared to 1998. Intersegment shipments increased 5% due to the timing of shipments to the Company's fabricated business units while intersegment average realized prices were down
2%.

Segment operating income (before non-recurring items) for 1999 was down compared to 1998. The most significant component of this decline was the reduction in the average realized prices discussed above. Results for 1999 were also adversely impacted by costs of approximately $12.8 million associated with preparing and restarting potlines at Valco and the Washington smelters. The favorable impact of Valco operating at a higher rate in 1999 (as compared to 1998) was substantially offset by the fact that Valco earned mitigating compensation of approximately $29.0 million in 1998 for two of its curtailed potlines.

Segment operating income for 1998, discussed above, excludes the adverse impact of approximately $29.0 of incremental strike-related costs.

Flat-Rolled Products. Net sales of flat-rolled products for 1999 declined by 19%
compared to 1998 as a result of a 13% decline in average realized prices and an
8% decline in product shipments. The decline in average realized prices resulted primarily from a shift in product mix (from aerospace products, which have a higher price and operating margin, to other products) and a reduction in prices resulting from reduced demand for heat treat products. The reduction in shipments was primarily due to reduced demand in 1999 for aerospace heat-treat products offset, in small part, by increased shipments of general engineered products.

The decline in 1999 prices and shipments as compared to 1998 was responsible for the decline in segment operating income for 1999. Segment operating income for
1998 excluded the adverse impact of approximately $16.0 million of incremental strike-related costs.

Engineered Products. Net sales of engineered products for 1999 decreased 7%
compared to 1998 primarily due to an 8% decline in average realized prices.
Product shipments were essentially flat. The decline in the average sales realized prices in 1999 was attributable to a change in product mix (higher ground transportation products offset by lower aerospace shipments). While there was a strong increase in 1999 in the demand for ground transportation products it was offset by a reduced demand for aerospace products.

Segment operating income for 1999 decreased compared to 1998 as a result of the factors discussed above as well as the reduced equity in earnings from AKW
(which partnership interests were sold in April 1999). Segment operating income for 1998 excluded the adverse impact of approximately $4.0 million of incremental strike-related costs.

Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers for derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with the purchase or sale of options, as well as net results of internal hedging activities with the Company's fabricated products segments. The decrease in net sales as well as a decrease in operating income in 1999 as compared to 1998 results primarily from the 1999 hedging positions having lower floors than the positions in 1998. This is primarily the result of the timing of when the hedging position activities were completed.

Eliminations. Eliminations of intersegment profits vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (before non-recurring items)
represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses for 1999 were lower than 1998 primarily due to reduced incentive compensation expense resulting from the decline in operating results. Corporate operating results for
1999 exclude the expense of insurance deductibles related to the Gramercy incident allocated to the Corporate segment of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

See Note 8 of Notes to Consolidated Financial Statements for a listing of the
Company's indebtedness and information concerning certain restrictive debt covenants. See Note 13 of Notes to Consolidated Financial Statements for a
discussion of the material commitments and contingencies affecting the Company's liquidity and capital resources.

Operating Activities. In 2000, operating activities provided $85.1 million of cash. This amount compares with 1999 when operating activities used cash of
$88.8 million and 1998 when operating activities provided cash of $171.2 million. The increase in cash flows from operating activities between 2000 and
1999 resulted primarily from the impact of the improved 2000 operating results, driven primarily by the net proceeds received from power sales of approximately
$119.8 million, and a decline in inventories of approximately $125.8 million, offset in part by an increase in receivables of approximately $168.8 million.
The decrease in inventories was primarily due to improved inventory management and the exit from the can body product line at the Flat-rolled products business unit. The increase in receivables was primarily due to power sale proceeds that were received in the first quarter of 2001 and Gramercy-related items. The decrease in cash flows from operating activities between 1999 and 1998 was due primarily to the impact of 1999 results, excluding non-cash charges, and an increased investment in working capital (excluding cash).

Investing Activities. Total consolidated capital expenditures were $296.5, $68.4 and $77.6 million in 2000, 1999 and 1998, respectively (of which $5.4, $4.8 and
$7.2 million were funded by the minority partners in certain foreign joint ventures). The $296.5 million capital expenditures in 2000 included $239.1 million spent with respect to rebuilding the Gramercy facility and $13.3 million spent with respect to the purchase of the non-working capital assets of the
Chandler, Arizona drawn tube aluminum fabricating operation. The remaining capital expenditures in 2000 and the capital expenditures in 1999 and 1998 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total consolidated capital expenditures, excluding the expenditures in 2001 to finish rebuilding the Gramercy, Louisiana facility, are currently expected to be between $60.0 and $80.0 million per year in each of 2001 and 2002 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See " -
Financing Activities and Liquidity" below for a discussion of Gramercy related capital spending. Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United States and overseas.
The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, its ability to assure future cash flows through hedging or other means, its financial position and other factors.

Financing Activities and Liquidity: Short-Term. The Company uses its credit agreement, as amended (the "Credit Agreement") to provide short-term liquidity requirements and for letters of credit to support operations. During 2000, month-end borrowing amounts outstanding under the Credit Agreement have been as high as approximately $53.4 million, which occurred in August 2000, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the Credit Agreement during 2000 was approximately $25.6 million. The average interest rate on loans outstanding under the Credit Agreement during
2000, was approximately 10.3% per annum. Outstanding letters of credit monthly balances have primarily been in the range of $55.0 to $65.0 million. As of
February 28, 2001, there were $94.0 million of borrowings outstanding under the
Credit Agreement and remaining availability of approximately $120.0 million.
However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001.

The Credit Agreement expires in August 2001. It is the Company's intention to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond
August 2001, the Company will have to have a plan to mitigate the $225.0 million of 97/8% Senior Notes, due February 2002 (the "97/8% Senior Notes"). For the
Credit Agreement to be extended past February 2003, both the 97/8% Senior Notes and the $400.0 million of 12 3/4% Senior Subordinated Notes, due February 2003,
will have to be retired and/or refinanced. As of February 28, 2001, the Company had received approval from the Credit Agreement lenders to purchase up to $50.0 million of the 97/8% Senior Notes. As of February 28, 2001, the Company had
purchased approximately $1.0 million of 97/8% Senior Notes.

In addition to being impacted by power sales and normal operating variables, the
Company's near-term liquidity will also, as more fully discussed below, be affected by, among other things, three significant items: the Gramercy incident, the amount of net payments for asbestos liabilities and possible proceeds from asset dispositions.

The Company will continue to incur business interruption costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored. As more fully discussed in Note 2 of Notes to
Consolidated Financial Statements, unless the Company is successful in its arbitration process against its insurers, it will have to fund all of the remaining Gramercy-related capital expenditures as well as any incremental costs or losses incurred at Gramercy. It is believed that such amounts will total between $100.0 and $150.0 million depending on, among other things, the ultimate cost of the rebuild, the elapsed time of the rebuild and the amount of start-up costs/inefficiencies. The Company now believes that the total cost of the rebuild will be between $300.0 and $325.0 million. As previously announced, however, the plant will include several additional enhancements from its original design including the installation of additional safety features in the digestion unit and enhancements to increase the annual production capacity of the plant from 1,125,000 tons to 1,250,000 tons on an extremely favorable cost-per-ton basis.

During 2000, the Company paid $99.5 million of asbestos-related settlement and defense costs and received insurance reimbursement of $62.8 million for asbestos-related matters. The Company's 2001 and 2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between
$110.0 million and $135.0 million per year. The Company believes that it will recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged the Company's payments. Delays in receiving future insurance repayments would have an adverse impact on the
Company's liquidity. During 2000, the Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1)
ensure that the insurers provide the Company with timely and appropriate reimbursement payments for asbestos- related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied.
Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at December 31, 2000, the receipt of timely and appropriate reimbursements from such insurers is critical to the
Company's liquidity. The court is not expected to try the case until late 2001 or 2002. The Company is continuing to receive cash payments from the insurers.

The Company is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. The Company expects that at least one operating asset will be sold.
The Company has multiple transactions under way. It is unlikely, however, that it will consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales. The
Company would expect to use the proceeds from any such sales for debt reduction, capital spending or a combination thereof.

Management believes that the Company's existing cash resources, together with cash flows from operations, power sales and anticipated asset dispositions, as well as borrowings under the Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. However, no assurance can be given that existing cash sources will be sufficient to meet the Company's short-term liquidity requirements or that additional sources of cash will not be required.

Long-Term. As of December 31, 2000, the Company's total consolidated indebtedness was $989.4 million, including $30.4 million outstanding under the
Credit Agreement, which amount is included in current liabilities. The Company's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. With respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital, financing and capital expenditure requirements. However, no assurance can be given that the Company will be able to refinance its debt on acceptable terms.

Commitments and Contingencies. The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals of $46.1 million at December 31, 2000.
However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0 million.

The Company is also a defendant in a number of asbestos-related lawsuits that generally relate to products it has not sold for more than 20 years. Based on past experience and reasonably anticipated future activity, the Company has established a $492.4 million accrual at December 31, 2000, for estimated asbestos-related costs for claims filed and estimated to be filed through 2010, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $406.3 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 2000. Although the
Company has settled asbestos- related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise.

In connection with the USWA strike and subsequent lock-out by the Company which was settled in September 2000, certain allegations of unfair labor practices
("ULPs") have been filed with the National Labor Relations Board ("NLRB")by the
USWA. The Company believes that all such allegations are without merit.
Twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. The
Company is unable to estimate when the trial will be completed. Any outcome from the trial would be subject to additional appeals by the general counsel of the
NLRB, the USWA or the Company. This process could take months or years. If these proceedings eventually resulted in a final ruling against the Company with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant.

While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, management currently believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, amounts paid, if any, in satisfaction of these matters could be significant to the results of the period in which they are recorded. See Note
13 of Notes to Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting management's beliefs.

OTHER MATTERS

Income Tax Matters. The Company's net deferred income tax assets as of December
31, 2000, were $462.3 million, net of valuation allowances of $122.3 million.
The Company believes a long-term view of profitability is appropriate and has concluded that these net deferred income tax assets will more likely than not be realized. See Note 9 of Notes to Consolidated Financial Statements for a
discussion of these and other income tax matters.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements. The following disclosures are before consideration of any impacts resulting from the application of Statement of
Financial Accounting Standards ("SFAS") No. 133 beginning January 1, 2001. See
Note 1 of Notes to Consolidated Financial Statements for a discussion of the impacts of SFAS No. 133.

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 14 of Notes to Consolidated Financial Statements, the
Company utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to the Company's hedging positions with respect to commodity, foreign exchange and energy contracts described more fully in Note 14 of Notes to Consolidated Financial Statements.

Alumina and Primary Aluminum. Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. The Company's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that each $.01 increase
(decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately
$10.0 - $15.0 million, based on recent fluctuations in operating levels.

Based on the average December 2000 London Metal Exchange ("LME") cash price for primary aluminum of approximately $.71 per pound, the Company estimates that there would be no material net aggregate pre-tax impact on operating income from its hedging positions and fixed price customer contracts during the period 2001 through 2003. The Company estimates that a hypothetical $.10 increase from the above stated December 2000 price would result in a net aggregate pre-tax decrease in operating income of approximately $75.0 million being realized during the period 2001 through 2003 from the Company's hedging positions and fixed price customer contracts. Conversely, the Company estimates that a hypothetical $.10 decrease from the above stated December 2000 price level would result in an aggregate pre-tax increase in operating income of approximately
$130.0 million being realized during the period 2001 through 2003 from the
Company's hedging positions and fixed price customer contracts. Both of the foregoing hypothetical amounts are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, increases or decreases in earnings attributable to the Company's hedging positions or fixed price customer contracts are significantly offset by a decrease or increase in the proceeds to be realized on the underlying physical transactions.

As stated in Note 14 of Notes to the Consolidated Financial Statements, the
Company has certain hedging positions which do not qualify for treatment as a
"hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions.
The Company estimates that a hypothetical $.10 change in spot market prices from the December 31, 2000, LME cash price of $.71 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $10.0-$30.0 million during any period through 2003.

In addition to having an impact on the Company's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact the Company's cash flows and liquidity through changes in possible margin advance requirements. At December 31, 2000, the Company had made margin advances of $5.1 million and had posted letters of credit totaling $5.0 million in lieu of paying margin advances. Increases in primary aluminum prices subsequent to December 31,
2000, could result in the Company having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the year- end 2000 price) by March 31, 2001 and the forward curve were as described above, it is estimated that the Company could be required to make additional margin advances in the range of $50.0 to $100.0 million.

Foreign Currency. The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with its 28.3%-owned affiliate, Queensland
Alumina Limited. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $2 million (decrease) increase in the Company's annual pre-tax operating income.

The Company's foreign currency hedges would have no net aggregate pre-tax impact on the Company's operating results for the period 2001 through 2005 at the
December 31, 2000 US$ to A$ exchange rate of $.55. The Company estimates that a hypothetical 10% reduction in the A$ exchange rate would result in the Company recognizing a net aggregate pre- tax cost of approximately $10.0 million for the period 2001 through 2005 from the Company's foreign currency hedging positions.
Conversely, the Company estimates that a hypothetical 10% increase in the A$
exchange rate (from $.55) would result in the Company realizing a net pre-tax aggregate benefit of approximately $20.0 million. These hypothetical impacts are versus what the Company's results would have been without the Company's derivative foreign currency contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

Energy. The Company is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process. The
Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company's pre-tax operating results by approximately $20.0 million. Further, the Company estimates that each $1.00 change in fuel oil prices (per barrel)
impacts the Company's pre-tax operating results by approximately $3.0 million.

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 2000, the Company held option and swap contracts hedging a substantial majority of its first quarter 2001 natural gas requirements. The Company expects to realize a pre-tax benefit of approximately
$10.0 million in the first quarter of 2001 associated with these hedging positions. However, it should be noted that these benefits will be offset by the higher than normal gas prices on the physical gas deliveries received during the first quarter of 2001.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Report of Independent Public Accountants

   Consolidated Balance Sheets

   Statements of Consolidated Income (Loss)

   Statements of Consolidated Stockholders' Equity and Comprehensive Income (Loss)

   Statements of Consolidated Cash Flows

   Notes to Consolidated Financial Statements

   Quarterly Financial Data (Unaudited)

   Five-Year Financial Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

To the Stockholders and the Board of Directors of Kaiser Aluminum &
Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum
& Chemical Corporation (a Delaware corporation) and subsidiaries as of
December 31, 2000 and 1999, and the related statements of consolidated income
(loss), stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical
Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     December 31,
                                                                               -------------------------
(In millions of dollars, except share amounts)                                     2000          1999
--------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                   $     23.4    $     21.2
   Receivables:
     Trade, less allowance for doubtful receivables of $5.8 and $5.9                188.7         154.1
     Other                                                                          247.3         112.8
   Inventories                                                                      396.2         546.1
   Prepaid expenses and other current assets                                        162.7         145.6
                                                                               -----------   -----------

     Total current assets                                                         1,018.3         979.8

Investments in and advances to unconsolidated affiliates                             77.8          96.9
Property, plant, and equipment - net                                              1,176.1       1,053.7
Deferred income taxes                                                               452.3         438.2
Other assets                                                                        622.9         634.3
                                                                               -----------   -----------
     Total                                                                     $  3,347.4    $  3,202.9
                                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    236.8    $    231.7
   Accrued interest                                                                  37.5          37.7
   Accrued salaries, wages, and related expenses                                    110.3          62.1
   Accrued postretirement medical benefit obligation - current portion               58.0          51.5
   Other accrued liabilities                                                        287.2         170.0
   Payable to affiliates                                                             80.0          84.6
   Long-term debt - current portion                                                  31.6            .3
                                                                               -----------   -----------
     Total current liabilities                                                      841.4         637.9

Long-term liabilities                                                               703.9         727.3
Accrued postretirement medical benefit obligation                                   656.9         678.3
Long-term debt                                                                      957.8         972.5
Minority interests                                                                  100.4          96.7
Redeemable preference stock - aggregate liquidation value of $ 19.5                 -              19.5
Commitments and contingencies
Stockholders' equity:
   Preference stock - cumulative and convertible, par value $100, authorized
     1,000,000 shares, issued and outstanding, 9,250 and 19,538                        .7           1.5
   Common stock, par value 331/3 cents, authorized 100,000,000 shares;
     issued and outstanding, 46,171,365 shares                                       15.4          15.4
   Additional capital                                                             2,300.8       2,173.0
   Accumulated deficit                                                             (188.1)       (205.1)
   Accumulated other comprehensive income                                            (1.8)         (1.2)
   Note receivable from parent                                                   (2,040.0)     (1,912.9)
                                                                               -----------   -----------
     Total stockholders' equity                                                      87.0          70.7
                                                                               -----------   -----------
     Total                                                                     $  3,347.4    $  3,202.9
                                                                               ==========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
(In millions of dollars)                                                                2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $  2,169.8    $  2,083.6    $  2,302.4
                                                                                    -----------   -----------   -----------
Costs and expenses:
   Cost of products sold                                                               1,891.4       1,893.5       1,892.2
   Depreciation and amortization                                                          76.9          89.5          99.1
   Selling, administrative, research and development, and general                        103.8         105.1         115.1
   Labor settlement charge                                                                38.5            -             -
   Other non-recurring operating items, net                                              (80.4)         24.1         105.0
                                                                                    -----------   -----------   -----------
     Total costs and expenses                                                          2,030.2       2,112.2       2,211.4
                                                                                    -----------   -----------   -----------

Operating income (loss)                                                                  139.6         (28.6)         91.0

Other income (expense):
   Interest expense                                                                     (109.6)       (110.1)       (110.0)
   Gain on involuntary conversion at Gramercy facility                                      -           85.0           -
   Other - net                                                                            (4.3)        (35.8)          3.5
                                                                                    -----------   -----------   -----------

Income (loss) before income taxes and minority interests                                  25.7         (89.5)        (15.5)

(Provision) benefit for income taxes                                                     (11.7)         32.6          16.4

Minority interests                                                                         3.5           4.5           1.8
                                                                                    -----------   -----------   -----------
Net income (loss)                                                                   $     17.5    $    (52.4)   $      2.7
                                                                                    ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

(In millions of dollars)
--------------------------------------------------------------------------------

                                                                                                 Accumulated        Note
                                                                                       Accu-           Other  Receivable
                                             Preference      Common    Additional    mulated   Comprehensive        From
                                                  Stock       Stock       Capital    Deficit   Income (Loss)      Parent     Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  $      1.6  $     15.4   $   1,939.8  $  (152.3) $         -     $ (1,682.6)    121.9
   Net income/Comprehensive income                  -           -                       2.7            -             -        2.7
   Interest on note receivable from parent          -           -          111.5          -            -         (111.5)        -
   Contributions for LTIP shares                    -           -            1.5          -            -             -        1.5
   Conversions                                     (.1)         -             -           -            -             -        (.1)
   Dividends                                        -           -             -         (.6)           -             -        (.6)
   Redeemable preference stock accretion            -           -             -        (1.0)           -             -       (1.0)
                                            ----------- -----------  ------------ ---------- --------------- ----------- ---------

BALANCE, DECEMBER 31, 1998                         1.5        15.4       2,052.8     (151.2)           -       (1,794.1)    124.4
   Net income (loss)                                -           -             -       (52.4)           -             -      (52.4)
   Minimum pension liability adjustment,
     net of tax                                     -           -             -           -            (1.2)         -       (1.2)
                                                                                                                         ---------

     Comprehensive income (loss)                    -           -             -           -            -             -      (53.6)
   Interest on note receivable from parent          -           -          118.8          -            -         (118.8)        -
   Contribution for LTIP shares                     -           -            1.3          -            -             -        1.3
   Capital contributions                            -           -             .1          -            -             -         .1
   Dividends                                        -           -             -         (.5)           -             -        (.5)
   Redeemable preference stock accretion            -           -             -        (1.0)           -             -       (1.0)
                                            ----------- -----------  ------------ ---------- --------------- ----------- ---------
BALANCE, DECEMBER 31, 1999                         1.5        15.4       2,173.0     (205.1)           (1.2)   (1,912.9)     70.7
   Net income                                       -           -             -        17.5            -             -       17.5
   Minimum pension liability adjustment,
     net of tax                                     -           -             -           -             (.6)         -        (.6)
                                                                                                                         ---------
     Comprehensive income                           -           -             -           -            -             -       16.9
   Interest on note receivable from parent          -           -          127.1          -            -         (127.1)        -
   Contribution for LTIP shares                     -           -             .7          -            -             -         .7
   Stock redemption                                (.8)         -             -           -            -             -        (.8)
   Dividends                                        -           -             -         (.5)           -             -        (.5)
                                            ----------- -----------  ------------ ---------- --------------- ----------- ---------
BALANCE, DECEMBER 31, 2000                  $       .7  $     15.4   $   2,300.8  $  (188.1) $         (1.8) $ (2,040.0) $   87.0
                                            =========== ===========  ============ ========== =============== =========== =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              Year Ended December 31,

(In millions of dollars)                                                                    2000        1999         1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                    $    17.5    $  (52.4)   $     2.7
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization (including deferred financing costs of
         $4.4, $4.3 and $3.9)                                                                81.3        93.8        103.0
       Non-cash impairment charges (Notes 1 and 6)                                           63.3        19.1         45.0
       Gain on involuntary conversion at Gramercy facility                                      -       (85.0)          -
       Gains-real estate related (2000); sale of interests in AKW L.P. (1999)               (39.0)      (50.5)          -
       Non-cash benefit for income taxes                                                        -          -          (8.3)
       Equity in loss (income) of unconsolidated affiliates, net of distributions            13.1        (4.9)          .1
       Minority interests                                                                    (3.5)       (4.5)        (1.8)
       (Increase) decrease in trade and other receivables                                  (169.0)       21.3         61.0
       Decrease (increase) in inventories                                                   125.8        (2.6)        24.8
       Decrease (increase) in prepaid expenses and other current assets                      20.8       (66.9)        30.1
       (Decrease) increase in accounts payable (associated with operating activities)
         and accrued interest                                                               (29.7)       58.8         (3.2)
       Increase (decrease) in payable to affiliates and other accrued liabilities            68.9        19.6        (45.2)
       Decrease in accrued and deferred income taxes                                        (10.2)      (55.1)       (26.2)
       Net (used) provided by long-term assets and liabilities                              (69.4)       15.7        (23.9)
       Other                                                                                 15.2         4.8         13.1
                                                                                        ----------   ---------   ----------
         Net cash provided (used) by operating activities                                    85.1       (88.8)       171.2
                                                                                        ----------   ---------   ----------
Cash flows from investing activities:
   Capital expenditures, net of accounts payable of $34.6 in 2000                          (261.9)      (68.4)       (77.6)
   Gramercy-related property damage insurance recoveries                                    100.0           -            -
   Net proceeds from disposition of property and investments                                 66.9        74.8          6.7
   Other                                                                                       .2        (3.3)        (3.5)
                                                                                        ----------   ---------   ----------
         Net cash (used) provided by investing activities                                   (94.8)        3.1        (74.4)
                                                                                        ----------   ---------   ----------
Cash flows from financing activities:
   Borrowings under credit facility, net                                                     20.0        10.4           -
   Repayments of long-term debt                                                              (4.4)        (.6)        (8.9)
   Redemption of preference stock                                                            (2.8)       (1.6)        (8.7)
   Incurrence of financing costs                                                              (.4)         -           (.6)
   Preference stock dividends paid                                                            (.5)        (.5)         (.6)
   Capital contributions                                                                                   .1           .1
   Decrease in restricted cash, net                                                             -          .8          4.4
                                                                                        ----------   ---------   ----------
         Net cash provided (used) by financing activities                                    11.9          8.6       (14.3)
                                                                                        ----------   ---------   ----------
Net increase (decrease) in Cash and cash equivalents during the year                          2.2       (77.1)        82.5
Cash and cash equivalents at beginning of year                                               21.2        98.3         15.8
                                                                                        ----------   ---------   ----------
Cash and cash equivalents at end of year                                                $    23.4    $   21.2    $    98.3
                                                                                        ==========   =========   ==========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $6.5, $3.4 and $3.0                    $   105.3    $  105.4    $   106.3
   Income taxes paid                                                                         19.6        24.1         13.5
   Tax allocation payments to Kaiser Aluminum Corporation                                       -          -           3.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the statements of Kaiser Aluminum & Chemical Corporation (the "Company") and its
majority owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser
Aluminum Corporation ("Kaiser") which is a subsidiary of MAXXAM Inc. ("MAXXAM").
The Company operates in all principal aspects of the aluminum industry-the mining of bauxite (the major aluminum bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina, before consideration of the Gramercy incident (see
Note 2), and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note 15).

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

Net sales and cost of products sold for 1999 and 1998 have been restated to conform to a new accounting principle that requires freight charges ($39.3 in
1999 and $46.0 in 1998) to be included in cost of products sold.

Liquidity/Cash Resources. The Company has significant near-term debt maturities.
The Company's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. For discussions of these matters, see Notes 2, 7, 8 and 13.

Recognition of Sales. Sales are recognized when title, ownership and risk of loss pass to the buyer. No changes were required to the Company's revenue recognition policy as a result of Staff Accounting Bulletin 101, "Revenue
Recognition in Financial Statements", which become effective during 2000.

Cash and Cash Equivalents. The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories. Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories at December 31, 2000, have been reduced by
LIFO inventory charges totaling $24.1 ($.6 in cost of products sold and $23.5 in non-recurring operating items, net). The non-recurring LIFO charges result primarily from the Washington smelters' curtailment ($4.5), the exit from the can body stock product line ($11.1) and the delayed restart of the Gramercy facility ($7.0). Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market.
Inventory costs consist of material, labor, and manufacturing overhead, including depreciation. Inventories consist of the following:

                                                                        December 31,
                                                                 --------------------------
                                                                      2000           1999
-------------------------------------------------------------------------------------------
Finished fabricated products                                     $      54.6     $    118.5
Primary aluminum and work in process                                   126.9          189.4
Bauxite and alumina                                                     88.6          124.1
Operating supplies and repair and maintenance parts                    126.1          114.1
                                                                 -----------     ----------
                                                                 $     396.2     $    546.1
                                                                 ===========     ==========

Depreciation. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets.
The principal estimated useful lives of land improvements, buildings, and machinery and equipment are 8 to 25 years, 15 to 45 years, and 10 to 22 years, respectively.

Stock-Based Compensation. The Company applies the intrinsic value method to account for a stock-based compensation plan whereby compensation cost is recognized only to the extent that the quoted market price of the stock at the measurement date exceeds the amount an employee must pay to acquire the stock.
No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2000, 1999 and 1998 were at or above the market price. The pro forma after-tax effect of the estimated fair value of the grants would be to reduce net income in 2000 by $2.2, increase the net loss in 1999 by
$1.8 and reduce net income in 1998 by $1.5. The fair value of the 2000, 1999 and
1998 stock option grants were estimated using a Black-Scholes option pricing model.

Other Income (Expense). Amounts included in other income (expense) in 2000, 1999 and 1998, other than interest expense and gain on involuntary conversion at the
Gramercy facility, included the following pre-tax gains (losses):

                                                                    Year Ended December 31,
                                                          -------------------------------------------
                                                                2000          1999            1998
-----------------------------------------------------------------------------------------------------
Asbestos-related charges (Note 12)                        $      (43.0)  $     (53.2)  $       (12.7)
Gain on sale of Pleasanton complex (Note 4)                       22.0           -              -
Lease obligation adjustment (Note 12)                             17.0           -              -
Mark-to-market gains (losses) (Note 13)                           11.0         (32.8)           -
Gain on sale of interests in AKW L.P. (Note 3)                    -             50.5            -
Environmental cost insurance recoveries (Note 12)                 -              -              12.0
All other, net                                                   (11.3)          (.4)            4.2
                                                          -------------  ------------  --------------
                                                          $       (4.3)  $     (35.9)  $         3.5
                                                          =============  ============  ==============

Deferred Financing Costs. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense.

Foreign Currency. The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company's exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company's exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's boards of directors. Hedging transactions are executed centrally on behalf of all of the Company's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

Most of the Company's hedging activities involve the use of option contracts
(which establish a maximum and/or minimum amount to be paid or received) and forward sales contracts (which effectively fix or lock-in the amount the Company will pay or receive). Option contracts typically require the payment of an up-front premium in return for the right to lock-in a minimum or maximum price.
Forward sales contracts do not require an up-front payment and are settled by the receipt or payment of the amount by which the price at the settlement date varies from the contract price. Consistent with accounting guidelines in place through December 31, 2000, any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were reflected in net sales or cost of products sold (as applicable) together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge (deferral) accounting would have been terminated
(resulting in the applicable derivative positions being marked- to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in 1998, 1999 or 2000. Deferred gains or losses as of
December 31, 2000, were included in Prepaid expenses and other current assets and Other accrued liabilities (see Note 13).

Beginning with the quarterly period ending March 31, 2001, the Company will begin reporting derivative activities consistent with Statement of Financial
Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and
Hedging Activities. SFAS No. 133, which has been adopted as of January 1, 2001, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value.
Under SFAS No. 133, the Company will be required to "mark-to-market" all of its hedging positions at each period-end. This contrasts with guidance under pre-2001 accounting principles which generally only required certain
"non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process will represent unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes will be reflected as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the nature of the hedging instrument used. To the extent that changes in market value of the
Company's hedging positions are initially recorded in other comprehensive income, such changes will reverse out of other comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in net income when the subsequent physical transactions occur. As of December 31, 2000, the amount of the Company's other comprehensive income adjustments were not significant so there was not a significant difference between net income and comprehensive income. However, differences between comprehensive income and net income may become significant in future periods as a result of SFAS No. 133. In general,
SFAS No. 133 will result in material fluctuations in comprehensive income, net income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged.
This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact will be reflected in the Company's first quarter 2001 financial statements. The adoption of SFAS No. 133 will result in a pre-tax benefit of $21.2 to other comprehensive income and an essentially offsetting pre-tax charge of $18.9 to earnings, such that the net effect of the adoption of SFAS No. 133 on stockholders' equity will be small. See Note 13 for additional discussions regarding the Company's derivatives.

Fair Value of Financial Instruments. The Company estimates the fair value of its outstanding indebtedness to be $798.3 and $970.5 as of December 31, 2000 and
1999, respectively, based on quoted market prices for the Company's 97/8% Senior
Notes due 2002 (the "97/8% Notes"), 12 3/4% Senior Subordinated Notes due 2003
(the "12 3/4% Notes"), and 107/8% Senior Notes due 2006 (the "107/8% Notes"),
and the discounted future cash flows for all other indebtedness, using the current rate for debt of similar maturities and terms. The Company believes that the carrying amount of other financial instruments is a reasonable estimate of their fair value, unless otherwise noted.

2.   INCIDENT AT GRAMERCY FACILITY

In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. In connection with the settlement of the U.S. Mine Safety and Health Administration's ("MSHA")
investigation of the incident, the Company is paying a fine of $.5 but denied the alleged violations. As a result of the incident, alumina production at the facility was completely curtailed. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December 2000. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At February 28,
2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001.

The Company has significant amounts of insurance coverage related to the
Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts were charged to Other non-recurring operating items, net in 1999 (Note 6). The Company's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

Property Damage. The Company's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded a pretax gain of $85.0, representing the difference between the minimum expected property damage reimbursement amount of $100.0 and the net carrying value of the damaged property of $15.0. The reimbursement amount was classified as a receivable in Other assets at December 31, 1999. The full amount of the receivable was collected in 2000. Additional recoveries are possible. See
"Timing and Amount of Additional Insurance Recoveries" below.

Clean-up and Site Preparation. The Gramercy facility incurred incremental costs for clean-up and other activities during 1999 and 2000. These clean-up and site preparation activities have been offset by accruals of approximately $24.0, of which $10.0 were accrued in 2000, for estimated insurance recoveries.

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
Through December 2000, the Company purchased alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply these customers' needs as well as to meet intersegment requirements.
The excess cost of such open market purchases was substantially offset by insurance recoveries. However, the insurers have alleged that certain sublimits within the Company's insurance coverage have been reached, and, accordingly, any additional excess purchase costs incurred in 2001 will be substantially unreimbursed. However, as the facility is approaching 75% of its newly rated production capacity, any such unreimbursed costs will be limited. The insurers have also asserted that no additional business interruption amounts are due after November 30, 2000. After considering all of the foregoing items, the
Company recorded expected business interruption insurance recoveries totaling
$151.0, of which $110.0 was recorded in the year ended December 31, 2000, as a reduction of Cost of products sold, which amounts substantially offset actual expenses incurred during these periods. Such business interruption insurance amounts represent estimates of the Company's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change. See "Timing and Amount of Additional Insurance
Recoveries" below.

Depreciation expense for the first six months of 1999 was approximately $6.0.
The Company suspended depreciation at the facility starting in July 1999 since production had been completely curtailed. However, in accordance with an agreement with the Company's insurers, during the second half of 2000, the
Company recorded a depreciation charge of $14.3, of which $1.5 was recorded in the fourth quarter, representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through
November 2000. However, this charge did not have any impact on the Company's operating results as the Company has reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers have agreed to reimburse the Company this amount. Since production at the facility was partially restored during December 2000, normal depreciation has commenced. Such depreciation will exceed prior historical rates primarily due to the capital costs on the newly constructed assets.

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

Timing and Amount of Additional Insurance Recoveries. Through December 31, 2000,
the Company had recorded $289.3 of estimated insurance recoveries related to the property damage, clean-up and site preparation and business interruption aspects of the Gramercy incident and had collected $252.6 of such amounts. Through
February 2001, an additional $10.0 had been received with respect to the estimated recoveries at year-end 2000 and an additional $7.0 is expected in
March 2001. The remaining balance of approximately $20.0 and any additional amounts possibly due to the Company are not expected to be recovered until the
Company and the insurers resolve their differences. The Company and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences. The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. The Company continues to believe that a minimum of approximately $290.0 of insurance recoveries are probable, that additional amounts are owed to the Company by the insurers, and that the likelihood of any refund by the Company of amounts previously received from the insurers is remote. However, no assurances can be given as to the ultimate outcome of this matter or its impact on the Company's near-term liquidity and results of operations.

The Company does not intend to record any additional insurance-related recoveries in 2001 unless and until agreed to by the insurers or until the arbitration process is completed. As such, the Company's future operating results will be adversely affected until all of the additional costs/lost profits related to the Gramercy plant's start-up and return to full production are eliminated or until any amounts related to 2001 ultimately determined to be due to the Company through negotiation with the insurers or as a part of the arbitration process are received.

Other. During the third quarter of 2000, the Company incurred approximately
$11.5 of normal recurring maintenance expenditures for the Gramercy facility
(which amounts were reflected in Other non-recurring operating items, net - see
Note 6) that otherwise would have been incurred in the ordinary course of business over the next one to three years. The Company chose to incur these expenditures now to avoid normal operational outages that otherwise would have occurred once the facility resumes production.

3.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Summary of combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey
Aluminium Limited ("Anglesey") (49.0% owned) and Kaiser Jamaica Bauxite Company
(49.0% owned). The equity in income (loss) before income taxes of such operations is treated as a reduction (increase) in Cost of products sold. At
December 31, 2000 and 1999, the Company's net receivables from these affiliates were not material.

The Company was a founding partner (during 2000) in MetalSpectrum, LLC, an independent neutral online site to serve manufacturers, distributors and customers in the specialty metals business. Since the Company's interest in
MetalSpectrum is less than 10%, it is being accounted for on the cost basis.

On April 1, 1999, the Company sold its 50% interest in AKW L.P. ("AKW") to its partner for $70.4, which resulted in the Company recognizing a net pre-tax gain of $50.5 (included in Other income (expense) - Note 1). The Company's equity in income of AKW was $2.5 and $7.8 for the years ended December 31, 1999 and 1998, respectively.

Summary of Combined Financial Position

                                                                                 December 31,
                                                                          --------------------------
                                                                               2000            1999
----------------------------------------------------------------------------------------------------
Current assets                                                            $    350.1      $    370.4
Long-term assets (primarily property, plant, and equipment, net)               327.3           344.1
                                                                          ----------      ----------
     Total assets                                                         $    677.4      $    714.5
                                                                          ==========      ==========
Current liabilities                                                       $    144.1      $    120.4
Long-term liabilities (primarily long-term debt)                               331.4           368.3
Stockholders' equity                                                           201.9           225.8
                                                                          ----------      ----------
     Total liabilities and stockholders' equity                           $    677.4      $    714.5
                                                                          ==========      ==========

Summary of Combined Operations

                                                              Year Ended December 31,
                                                        -----------------------------------
                                                           2000          1999         1998
-------------------------------------------------------------------------------------------
Net sales                                               $ 602.9       $ 594.9      $ 659.2
Costs and expenses                                       (617.1)       (582.9)      (651.7)
Benefit (provision) for income taxes                       (4.5)           .8         (2.7)
                                                        --------      --------     --------
Net income (loss)                                       $ (18.7)      $  12.8      $   4.8
                                                        ========      ========     ========
Company's equity in income (loss)                       $  (4.8)      $   4.9      $   5.4
                                                        ========      ========     ========
Dividends received                                      $   8.3       $    -       $   5.5
                                                        ========      ========     ========

The Company's equity in income differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. Prior to December 31, 2000, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets and such excess was being amortized to Depreciation and amortization. At December 31,
2000, the excess investment had been fully amortized. Such amortization was approximately $10.0 for each of the years ended December 31, 2000, 1999 and
1998.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as management and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $235.7, $223.7 and $235.1, in the years ended December 31, 2000,
1999 and 1998, respectively.

4.   PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:

                                                            December 31,
                                                     --------------------------
                                                         2000            1999
-------------------------------------------------------------------------------
Land and improvements                                $   130.7       $   166.1
Buildings                                                197.2           230.0
Machinery and equipment                                1,702.8         1,519.7
Construction in progress                                 130.3            67.7
                                                     ----------      ----------
                                                       2,161.0         1,983.5
Accumulated depreciation                                (984.9)         (929.8)
                                                     ----------      ----------
     Property, plant, and equipment, net             $ 1,176.1       $ 1,053.7
                                                     ==========      ==========

The Company evaluated the recoverability of the approximate $200.0 carrying value of its Washington smelters, as a result of the change in the economic environment of the Pacific Northwest associated with the reduced power availability and higher power costs for the Company's Washington smelters under the terms of the new contract with the Bonneville Power Administration ("BPA")
starting in October 2001 (see Note 7). The Company determined that the expected future undiscounted cash flows of the Washington smelters were below their carrying value. Accordingly, during the fourth quarter of 2000, the Company adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately
$33.0 (which amount was reflected in Other non-recurring operating items, net -
see Note 6). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

During September 2000, the Company sold its Pleasanton, California, office complex because the complex had become surplus to the Company's needs. Net proceeds from the sale were approximately $51.6 and resulted in a net pre-tax gain of $22.0 (included in Other income (expense) - see Note 1).

In May 2000, the Company acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1, consisting of cash payments of $15.1 and assumed current liabilities of $1.0. The purchase price was allocated to the assets acquired based on their estimated fair values, of which approximately $1.1 was allocated to property, plant and equipment and $2.8 was allocated to receivables, inventory and prepaid expenses. The excess of the purchase price over the fair value of the assets acquired (goodwill) was approximately $12.2 and is being amortized on a straight- line basis over 20 years. Total revenues for the
Chandler facility were approximately $13.8 for the year ended December 31, 1999
(unaudited).

During the quarter ended March 31, 2000, the Company, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0. The sale did not have a material impact on the Company's operating results for the year ended December 31, 2000.

In February 2000, the Company completed the sale of the Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on the Company's 2000 operating results. As a result of the changes in strategic course in the further development and deployment of the Company's Micromill technology , the carrying value of the
Micromill assets was reduced by recording impairment charges of $19.1 and $45.0 in 1999 and 1998, respectively (see Note 6).

5.   LABOR DISPUTE, SETTLEMENT AND RELATED COSTS

As previously reported, prior to the settlement of the labor dispute discussed below, the Company was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the
Company in January 1999. The labor dispute was settled in September 2000. A significant portion of the issues were settled through direct negotiations between the Company and the USWA and the remaining issues were settled pursuant to an agreed-upon arbitration process. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contract, which expires in September 2005, provides for a 2.6% average annual increase in the overall wage and benefit packages, results in the reduction of at least 540 hourly jobs at the five facilities (from approximately
2,800 on September 30, 1998), allows the Company greater flexibility in using outside contractors and provides for productivity gains by allowing the Company to utilize the knowledge obtained during the labor dispute without many of the work-rule restrictions that were a part of the previous labor contract. The
Company has recorded a one-time pre-tax charge of $38.5 in its results of operations for the year ended December 31, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers. At December 31, 2000, the total remaining liability associated with the labor settlement charge was $16.3.
It is anticipated that substantially all remaining costs will be incurred during
2001 or early 2002. See Note 15 for the allocation of the labor settlement charge by business unit.

During the period of the strike and subsequent lock-out, the Company continued
to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members, which accruals were based on the terms of the previous USWA contract. The difference between the amounts accrued for the returning workers and the amounts agreed to in the settlement with the USWA resulted in an approximate $33.6 increase in the Company's accumulated pension obligation and an approximate $33.4 decrease in the Company's accumulated other postretirement benefit obligations. In accordance with generally accepted accounting principles, these amounts will be amortized to expense over the employees' expected remaining years of service.

On March l, 2001, in connection with the USWA settlement agreement, the Company redeemed all of its Cumulative (1985 Series A) and Cumulative (1985 Series B)
Preference Stock. See Note 11.

6.   NON-RECURRING OPERATING ITEMS, NET (OTHER THAN LABOR SETTLEMENT)

The income (loss) impact associated with non-recurring operating items, net, other than the labor settlement charge, for 2000, 1999 and 1998 was as follows:

                                                                                           Year Ended December 31,
                                                                                  ----------------------------------------
                                                         Business Segment                2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Net gains from power sales (Note 7)                   Primary Aluminum            $       159.5   $     -        $    -
Impairment charge - Washington
     smelters  (Note 4)                               Primary Aluminum                    (33.0)        -             -
Gramercy related items:
     Incremental maintenance (Note 2)                 Bauxite & Alumina               (11.5)        -             -
     Insurance deductibles, etc. (Note 2)             Bauxite & Alumina              -               (4.0)        -
                                                      Corporate                          -               (1.0)        -
     LIFO inventory charge (Note 1)                   Bauxite & Alumina                (7.0)        -             -
Impairment charges associated with
     product line exits                               Flat-Rolled Products                (12.6)        -             -
                                                      Engineered Products                  (5.6)        -             -
Restructuring charges                                 Bauxite & Alumina                 (.8)        -             -
                                                      Primary Aluminum                     (3.1)        -             -
                                                      Corporate                            (5.5)        -             -
Micromill impairment (Note 4)                         Micromill                          -              (19.1)       (45.0)
Incremental strike-related costs                      Bauxite & Alumina              -              -            (11.0)
                                                      Primary Aluminum                   -              -            (29.0)
                                                      Flat-Rolled Products               -              -            (16.0)
                                                      Engineered Products                -              -             (4.0)
                                                                                  --------------  ------------   ----------
                                                                                  $        80.4   $     (24.1)   $  (105.0)
                                                                                  ==============  ============   ==========

The $12.6 impairment charge reflected by the Company's Flat-Rolled products segment in 2000 includes a $11.1 LIFO inventory charge (see Note 1), of which
$3.6 was recorded in the fourth quarter of 2000, and a $1.5 charge to reduce the carrying value of certain assets to their estimated net realizable value as a result of the segment's decision to exit the can body stock product line. The
$5.6 impairment charge recorded by the Company's Engineered products segment in
2000 includes a $.9 LIFO inventory charge (all in the fourth quarter of 2000)
and a $4.7 charge to reduce the carrying value of certain machining facilities and assets, which are no longer required as a result of the segment's decision to exit a marginal product line, to their estimated net realizable value.

The restructuring charges recorded by the Company's Primary aluminum segment in
2000 represent employee benefit and other costs for approximately 50 job eliminations reflecting a reduced emphasis on technology sales and reduced salaried employee requirements at the Company's Tacoma facility, given its current curtailment. The Corporate portion of the restructuring charges in 2000 represent employee benefit and other costs associated with the consolidation or elimination of certain corporate staff functions. The Corporate restructuring initiatives in 2000 involve a group of approximately 50 employees. As of
December 31, 2000, the total remaining liability associated with both restructuring efforts was $2.8. It is anticipated that all remaining costs will be incurred during 2001.

The incremental strike-related costs in 1998 reflect the adverse impact on the
Company's profitability due to the USWA strike in September 1998.

7.   PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

Power Sales. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company temporarily curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the second half of
2000 and sold a portion of the power that it had under contract through
September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. To implement the curtailment, the Company temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter in June 2000 and temporarily curtailed the remaining Mead potlines during the fourth quarter of 2000. One-half of a potline at the Tacoma smelter was already curtailed. The Company recorded net pre-tax gains of approximately $159.5 in 2000, of which $103.2 was recorded in the fourth quarter, as a result of these power sales. The net gain amounts were composed of gross proceeds of $207.8, of which $88.0 (included in Receivables -
other at December 31, 2000) was received through February 28, 2001. The gross proceeds were offset by employee-related expenses, incremental excess power costs, a non-cash LIFO inventory charge and other fixed commitments, which amounts are expected to be paid through September 2001. The resulting net gains have been reflected in Other non-recurring operating items, net (see Note 6).

As previously announced, in a series of transactions completed during the first quarter of 2001, the Company agreed to sell a substantial majority of the remaining power that it had under contract through September 2001. These power sales, before consideration of any applicable non-energy costs (which have yet to be determined), are expected to result in pre-tax gains of approximately
$260.0 in the first quarter of 2001. Approximately one-half of the net proceeds are expected to be received in late March 2001, with the balance being received periodically through October 2001. Based on the forward price for power experienced during the first quarter of 2001, the value of the remaining power that the Company has under contract that can be sold is estimated to be between
$20.0 and $40.0.

Future Power Supply. During October 2000, the Company signed a new power contract with the BPA under which the BPA will provide the Company's operations in the State of Washington with power during the period October 2001 through
September 2006. The contract will provide the Company with sufficient power to fully operate the Company's Trentwood facility as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under the Company's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods. Additional provisions of the new
BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which the Company's base power rate could be increased and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. The Company does not have any remarketing rights under the new BPA contract. The Company has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

Depending on the ultimate price for power under the terms of the new BPA contract or the availability of an alternate power supply at an acceptable price, the Company may be unable to operate the Mead and Tacoma smelters in the near or long-term. Under the Company's contract with the USWA, the Company is liable for certain severance and supplemental unemployment benefits for laid-off workers. Costs related to the period from January 1, 2001 to September 30, 2001 have been accrued to the extent the costs were fixed and determinable. However, the Company may become liable for additional costs. In particular, the Company would become liable for certain early retirement benefits for USWA workers at the Mead and Tacoma facilities if such facilities are not restarted prior to late 2002 or early 2003. Such costs could be significant and would adversely impact the Company's operating results and liquidity.

8.   LONG-TERM DEBT

Long-term debt and its maturity schedule are as follows:
                                                                                                                December 31,
                                                                                                       2006  -----------------
                                                                                                        and     2000     1999
                                                       2001      2002    2003       2004      2005    After    Total    Total
------------------------------------------------------------------------------------------------------------------------------
Credit Agreement                                    $  30.4                                                   $  30.4  $  10.4
97/8% Senior Notes due 2002, net                             $  224.8                                           224.8    224.6
107/8% Senior Notes due 2006, net                                                                   $  225.5    225.5    225.6
12 3/4% Senior Subordinated Notes due 2003                               $ 400.0                                400.0    400.0
Alpart CARIFA Loans - (fixed and variable rates)
     due 2007, 2008                                                                                     56.0     56.0     60.0
Other borrowings (fixed and variable rates)             1.2        .2         .2  $    .2  $    .2      50.7     52.7     52.2
                                                    -------- ---------   -------  -------  -------  --------   ------  -------
Total                                               $  31.6  $  225.0    $ 400.2  $    .2  $    .2  $  332.2    989.4    972.8
                                                    ======== =========   =======  =======  =======  ========
Less current portion                                                                                             31.6       .3
                                                                                                               ------  -------
     Long-term debt                                                                                           $ 957.8  $ 972.5
                                                                                                              =======  =======

Credit Agreement and Liquidity. The Company has a credit agreement, as amended,
(the "Credit Agreement") which provides a secured, revolving line of credit through August 15, 2001. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 (reduced from $325.0 in December
2000) or a borrowing base relating to eligible accounts receivable and eligible inventory. As of December 31, 2000, $155.3 (of which $69.3 could have been used for letters of credit) was available to the Company under the Credit Agreement.
The Credit Agreement is unconditionally guaranteed by the Company and by certain significant subsidiaries of the Company. Interest on any outstanding balances will bear a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at the Company's option. The interest rate at
December 31, 2000 was 11.0%. As of February 28, 2001, there were $94.0 of borrowings outstanding under the Credit Agreement and remaining availability of approximately $120.0. However, proceeds of approximately $130.0 related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 of power proceeds will be received periodically through
October 2001 with respect to other power sales made during the first quarter of
2001.

It is the Company's intention to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond August 2001, the Company will have to have a plan to mitigate the $225.0 million of 97/8% Notes, due February 2002. For the Credit
Agreement to be extended past February 2003, both the 97/8% Notes and the 12
3/4% Notes, due February 2003, will have to be retired and/or refinanced. As of
February 28, 2001, the Company had received approval from the Credit Agreement lenders to purchase up to $50.0 of the 97/8% Notes. As of February 28, 2001, the
Company has purchased approximately $1.0 of 97/8% Notes.

As previously disclosed, the Company is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. The Company expects that at least one operating asset will be sold. The Company has multiple transactions under way.
It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

Alpart CARIFA Loans. In December 1991, Alumina Partners of Jamaica ("Alpart")
entered into a loan agreement with the Caribbean Basin Projects Financing
Authority ("CARIFA"). As of December 31, 2000, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $59.7. The
Company was a party to one of the two letters of credit in the amount of $38.8 in respect of its ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

During March 2000, Alpart redeemed $4.0 principal amount of the CARIFA loans.
During March 2001, Alpart redeemed an additional $34.0 principal amount of the
CARIFA loans and, accordingly, the Company's letter of credit securing the loans was reduced to $15.3. The March 2001 redemption had a modest beneficial effect on the unused availability remaining under the Credit Agreement as the additional Credit Agreement borrowings of $22.1 required for the Company's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding.

Debt Covenants and Restrictions. The Credit Agreement requires the Company to comply with certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The Credit Agreement is secured by, among other things, (i) mortgages on the Company's major domestic plants
(excluding the Company's Gramercy alumina plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the
Company and certain of its subsidiaries; (iii) a pledge of all the stock of the
Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the
Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

The obligations of the Company with respect to its 97/8% Notes, its 107/8% Notes and its 12 3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of the Company. The indentures governing the 97/8% Notes, the
107/8% Notes and the 12 3/4% Notes (collectively, the "Indentures") restrict, among other things, the Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that the
Company must offer to purchase the 97/8% Notes, the 107/8% Notes and the 12 3/4%
Notes, respectively, upon the occurrence of a Change of Control (as defined therein), and the Credit Agreement provides that the occurrence of a Change in
Control (as defined therein) shall constitute an Event of Default thereunder.

The Credit Agreement significantly restricts the Company's ability to pay dividends on its common stock.

Restricted Net Assets of Subsidiaries. Certain debt instruments restrict the ability of the Company to transfer assets, make loans and advances, and pay dividends to the Company. The restricted net assets of the Company totaled $87.0 and $70.7 at December 31, 2000 and 1999, respectively.

9.   INCOME TAXES

Income (loss) before income taxes and minority interests by geographic area is as follows:

                                            Year Ended December 31,
                                  -------------------------------------------
                                      2000             1999            1998
-----------------------------------------------------------------------------
Domestic                          $   (96.3)      $    (81.4)      $   (93.2)
Foreign                               122.0             (8.1)           77.7
                                  ----------      -----------      ----------
     Total                        $    25.7       $    (89.5)      $   (15.5)
                                  ==========      ===========      ==========

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The (provision) benefit for income taxes on income (loss) before income taxes and minority interests consists of:

                                           Federal           Foreign           State          Total
---------------------------------------------------------------------------------------------------
2000     Current                      $      (1.8)      $     (35.3)     $      (.3)     $   (37.4)
         Deferred                            35.3              (8.9)            (.7)          25.7
                                      ------------      ------------     -----------     ----------
              Total                   $      33.5       $     (44.2)     $     (1.0)     $   (11.7)
                                      ============      ============     ===========     ==========

1999     Current                      $       (.5)      $     (23.1)     $      (.3)     $   (23.9)
         Deferred                            43.7               7.1             5.7           56.5
                                      ------------      ------------     -----------     ----------
              Total                   $      43.2       $     (16.0)     $      5.4      $    32.6
                                      ============      ============     ===========     ==========

1998     Current                      $      (1.7)      $     (16.5)     $      (.2)     $   (18.4)
         Deferred                            44.3             (12.5)            3.0           34.8
                                      ------------      ------------     -----------     ----------
              Total                   $      42.6       $     (29.0)     $      2.8      $    16.4
                                      ============      ============     ===========     ==========

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss)
before income taxes and minority interests is as follows:

                                                                                              Year Ended December 31,
                                                                                        -----------------------------------
                                                                                            2000          1999         1998
---------------------------------------------------------------------------------------------------------------------------
Amount of federal income tax (provision) benefit based on the statutory rate            $  (9.0)      $  31.4      $   5.4
Revision of prior years' tax estimates and other changes in valuation allowances           (1.8)          1.1          8.3
Percentage depletion                                                                        3.0           2.8          3.2
Foreign taxes, net of federal tax benefit                                                  (3.2)         (3.2)        (1.9)
Other                                                                                       (.7)           .5          1.4
                                                                                        --------      --------     --------
(Provision) benefit for income taxes                                                    $ (11.7)      $  32.6      $  16.4
                                                                                        ========      ========     ========

The components of the Company's net deferred income tax assets are as follows:
                                                                         December 31,
                                                                 -----------------------------
                                                                       2000             1999
----------------------------------------------------------------------------------------------
Deferred income tax assets:
     Postretirement benefits other than pensions                 $     267.4       $    274.7
     Loss and credit carryforwards                                     124.0            118.1
     Other liabilities                                                 143.7            146.3
     Other                                                             180.8            193.3
     Valuation allowances                                             (122.3)          (125.6)
                                                                 ------------      -----------
         Total deferred income tax assets-net                          593.6            606.8
                                                                 ------------      -----------
Deferred income tax liabilities:
     Property, plant, and equipment                                   (105.1)          (101.6)
     Other                                                             (26.2)           (69.6)
                                                                 ------------      -----------
         Total deferred income tax liabilities                        (131.3)          (171.2)
                                                                 ------------      -----------
Net deferred income tax assets                                   $     462.3       $    435.6
                                                                 ============      ===========

The principal component of the Company's net deferred income tax assets is the tax benefit, net of certain valuation allowances, associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a
30-to-40-year period. If such deductions create or increase a net operating loss, the Company has the ability to carry forward such loss for 20 taxable years. Accordingly, the Company believes that a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized.

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

As of December 31, 2000 and 1999, $56.0 and $39.1, respectively, of the net deferred income tax assets listed above are included in the Consolidated Balance
Sheets in the caption entitled Prepaid expenses and other current assets.
Certain other portions of the deferred income tax liabilities listed above are included in the Consolidated Balance Sheets in the captions entitled Other accrued liabilities and Long-term liabilities.

The Company and its domestic subsidiaries (collectively, the "KACC Subgroup")
are members of the consolidated return group of which Kaiser is the common parent corporation and are included in Kaiser's consolidated federal income tax returns. During the period from October 28, 1988, through June 30, 1993, the
KACC Subgroup was included in the consolidated federal income tax returns of
MAXXAM. The tax allocation agreement of the KACC Subgroup with MAXXAM terminated pursuant to its terms, effective for taxable periods beginning after June 30,
1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still be required pursuant to the Company's tax allocation agreement with MAXXAM. In accordance with the Credit Agreement, any such payments to MAXXAM by the Company would require lender approval, except in certain specific circumstances.

At December 31, 2000, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $84.2 and $1.0, respectively, which expire periodically through 2019 and 2011, respectively, foreign tax credit ("FTC") carryforwards of $65.7, which expire primarily in 2004 and 2005, and alternative minimum tax ("AMT") credit carryforwards of $26.1, which have an indefinite life. The Company also has AMT net operating loss and FTC carryforwards of $44.7 and $89.8, respectively, available, subject to certain limitations, to offset future alternative minimum taxable income, which expire periodically through 2019 and 2005, respectively.

10.  EMPLOYEE BENEFIT AND INCENTIVE PLANS

Pension and Other Postretirement Benefit Plans. Retirement plans are non-contributory for salaried and hourly employees and generally provide for benefits based on formulas which consider such items as length of service and earnings during years of service. The Company's funding policies meet or exceed all regulatory requirements.

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

                                                               Pension Benefits                  Medical/Life Benefits
                                                        --------------------------------     ------------------------------
                                                             2000        1999      1998         2000       1999       1998
                                                        --------------------------------     ------------------------------
Weighted-average assumptions as of December 31,
Discount rate                                               7.75%       7.75%      7.00%        7.75%      7.75%      7.00%
Expected return on plan assets                              9.50%       9.50%      9.50%          -          -          -
Rate of compensation increase                               4.00%       4.00%      5.00%        4.00%      4.00%      4.00%

In 2000, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.0% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2009 for all participants and remain at that level thereafter.

The following table presents the funded status of the Company's pension and other postretirement benefit plans as of December 31, 2000 and 1999, and the corresponding amounts that are included in the Company's Consolidated Balance
Sheets:

                                                               Pension Benefits                  Medical/Life Benefits
                                                       --------------------------------    --------------------------------
                                                            2000              1999              2000              1999
                                                       --------------    --------------    --------------     -------------
Change in Benefit Obligation:
     Obligation at beginning of year                   $       806.0     $       872.5     $       615.4      $      616.8
     Service cost                                               19.0              14.6               5.3               5.2
     Interest cost                                              60.5              59.7              45.0              41.5
     Currency exchange rate change                              -                 (5.7)               -                 -
     Curtailments, settlements and amendments                   33.7                .4             (33.4)               -
     Actuarial (gain) loss                                       9.1             (44.5)             79.5                .1
     Benefits paid                                             (92.5)            (91.0)            (53.6)            (48.2)
                                                       --------------    --------------    --------------     -------------
         Obligation at end of year                             835.8             806.0             658.2             615.4
                                                       --------------    --------------    --------------     -------------
Change in Plan Assets:
     FMV of plan assets at beginning of year                   857.8             801.8                -                 -
     Actual return on assets                                   (18.0)            133.0                -                 -
     Employer contributions                                     10.7              14.0              53.6              48.2
     Benefits paid                                             (92.5)            (91.0)            (53.6)            (48.2)
                                                       --------------    --------------    --------------     -------------
     FMV of plan assets at end of year                         758.0             857.8               -                 -
                                                       --------------    --------------    --------------     -------------
     Obligation in excess of (less than) plan
         assets                                                 77.8             (51.8)            658.2             615.4
     Unrecognized net actuarial gain (loss)                     25.1             131.9             (21.6)             56.7
     Unrecognized prior service costs                          (45.1)            (15.2)             78.3              57.7
     Adjustment required to recognize minimum liability          1.8               1.2                -                 -
     Intangible asset and other                                  3.0               2.6                -                 -
                                                       --------------    --------------    --------------     -------------
         Accrued benefit liability                     $        62.6     $        68.7     $       714.9      $      729.8
                                                       ==============    ==============    ==============     =============

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were
$789.3 and $748.5, respectively, as of December 31, 2000, and $92.4 and $79.7, respectively, as of December 31, 1999.

                                                               Pension Benefits                  Medical/Life Benefits
                                                       ---------------------------------  ---------------------------------
                                                          2000       1999        1998         2000       1999       1998
                                                       ---------- ----------- ----------  ----------- ---------- ----------
Components of Net Periodic Benefit Costs:
     Service cost                                      $    19.0  $     14.6  $    14.2    $     5.3  $     5.2  $     4.2
     Interest cost                                          60.5        59.7       59.7         45.0       41.5       37.5
     Expected return on assets                             (77.9)      (72.9)     (69.4)            -          -         -
     Amortization of prior service cost                      3.9         3.3        3.2        (12.8)     (12.1)     (12.4)
     Recognized net actuarial (gain) loss                   (1.9)         .7        1.4            -          -       (7.1)
                                                       ---------- ----------- ----------   ---------- ---------- ----------
     Net periodic benefit cost                               3.6         5.4        9.1         37.5       34.6       22.2
     Curtailments, settlements, etc.                          .1          .4        3.2            -          -          -
                                                       ---------- ----------- ----------   ---------- ---------- ----------
         Adjusted net periodic benefit costs           $     3.7  $      5.8  $    12.3    $    37.5  $    34.6  $    22.2
                                                       ========== =========== ==========   ========== ========== ==========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage- point change in assumed health care cost trend rates would have the following effects:

                                                                    1% Increase       1% Decrease
                                                                   -------------    ---------------
Increase (decrease) to total of service and interest cost          $        6.8       $       (5.0)
Increase (decrease) to the postretirement benefit obligation       $       68.3       $      (48.0)

Postemployment Benefits. The Company provides certain benefits to former or inactive employees after employment but before retirement.

Incentive Plans. The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, the Company has a
"nonqualified" stock option plan and the Company has a defined contribution plan for salaried employees. The Company's expense for all of these plans was $5.7,
$6.0 and $7.5 for the years ended December 31, 2000, 1999 and 1998, respectively.

Up to 8,000,000 shares of the Company's Common Stock were reserved for issuance under its stock incentive compensation plans. At December 31, 2000, 1,861,752 shares of Common Stock remained available for issuance under those plans. Stock options granted pursuant to the Company's nonqualified stock option program are granted at or above the prevailing market price, generally vest at a rate of 20
- 33% per year, and have a five or ten year term. Information concerning nonqualified stock option plan activity is shown below. The weighted average price per share for each year is shown parenthetically.

                                                                          2000          1999         1998
-----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year ($10.24, $9.98 and $10.45)           4,239,210     3,049,122      819,752
Granted ($10.23, $11.15 and $9.79)                                      757,335     1,218,068    2,263,170
Exercised ($7.25 in both years)                                            -           (7,920)     (10,640)
Expired or forfeited ($11.08, $11.02 and $9.60)                        (620,598)      (20,060)     (23,160)
                                                                      ----------    ----------   ----------
Outstanding at end of year ($10.24, $10.24 and $9.98)                 4,375,947     4,239,210    3,049,122
                                                                      ==========    ==========   ==========
Exercisable at end of year ($10.18, $10.17 and $10.09)                2,380,491     1,763,852    1,261,262
                                                                      ==========    ==========   ==========

Options exercisable at December 31, 2000 had exercisable prices ranging from
$6.13 to $12.75 and a weighted average remaining contractual life of 3.4 years.

11.  REDEEMABLE PREFERENCE STOCK

In 1985, the Company issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "Redeemable
Preference Stock") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. No additional Redeemable Preference Stock is expected to be issued. In connection with the USWA settlement agreement (see Note 5), during March 2001, the Company redeemed all of the Redeemable Preference Stock (350,872 shares outstanding at December 31, 2000). The amount applicable to the unredeemed shares at December 31, 2000 ($17.5), was included in Other accrued liabilities.
The net cash impact of the redemption on the Company was only approximately $5.5 because approximately $12.0 of the redemption amount had previously been funded into redemption funds (included in Prepaid expenses).

12.  STOCKHOLDERS' EQUITY

Preference Stock. The Company has four series of $100 par value Cumulative
Convertible Preference Stock ("$100 Preference Stock") outstanding with annual dividend requirements of between 41/8% and 4 3/4%. The Company has the option to redeem the $100 Preference Stock at par value plus accrued dividends. The
Company does not intend to issue any additional shares of the $100 Preference
Stock. The $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation.

Note Receivable from Parent. The Note receivable from parent bears interest at a fixed rate of 65/8% and matures on December 21, 2020. Interest and principal payments are payable over a 15-year term pursuant to a predetermined schedule starting December 21, 2006. Accrued interest is accounted for as additional contribution to capital.

13.  COMMITMENTS AND CONTINGENCIES

Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 14), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments at December 31, 2000, is
$101.5 which matures as follows: $14.1 in 2001, $43.0 in 2002 and $44.4 in 2003.
The Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 - $96.0 over the past three years. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 2000, are as follows: years ending December 31, 2001 - $36.5; 2002 - $32.3; 2003 - $29.4;
2004 - $26.9; 2005 - $26.4; thereafter - $78.0. The future minimum rentals receivable under noncancelable subleases was $132.3 at December 31, 2000.

Rental expenses were $42.5, $41.1 and $34.5, for the years ended December 31,
2000, 1999 and 1998, respectively.

The Company has a long-term liability, net of estimated subleases income
(included in Long-term liabilities), on a building in which the Company has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. During 2000, the Company reduced its net lease obligation by $17.0
(see Note 1) to reflect new third-party sublease agreements which resulted in occupancy and lease rates above those previously projected.

Environmental Contingencies. The Company are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The
Company currently is subject to a number of claims under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities
List under CERCLA.

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in
Long-term liabilities, for the years ended December 31, 2000, 1999 and 1998:

                                                   2000        1999       1998
------------------------------------------------------------------------------
Balance at beginning of period                  $ 48.9      $ 50.7     $ 29.7
Additional accruals                                2.6         1.6       24.5
Less expenditures                                 (5.4)       (3.4)      (3.5)
                                                -------     -------    -------
Balance at end of period                        $ 46.1      $ 48.9     $ 50.7
                                                =======     =======    =======

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $12.0 for the years 2001 through 2005 and an aggregate of approximately $21.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard.
During December 1998, the Company received recoveries totaling approximately
$35.0 from certain of its insurers related to current and future claims. Based on the Company's analysis, a total of $12.0 of such recoveries was allocable to previously accrued (expensed) items and, therefore, was reflected in earnings during 1998 (see Note 1 - Other Income (Expense)). The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred.

While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Asbestos Contingencies. The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the
Company or exposure to products containing asbestos produced or sold by the
Company. The lawsuits generally relate to products the Company has not sold for more than 20 years.

The following table presents the changes in number of such claims pending for the years ended December 31, 2000, 1999 and 1998.

                                                                       2000         1999         1998
-------------------------------------------------------------------------------------------------------
Number of claims at beginning of period                              100,000       86,400       77,400
Claims received                                                       30,600       29,300       22,900
Claims settled or dismissed                                          (19,800)     (15,700)     (13,900)
                                                                    ---------    ---------    ---------
Number of claims at end of period                                    110,800      100,000       86,400
                                                                    =========    =========    =========
Number of claims at end of period (included above) covered
     by agreements under which the Company expects to settle
     over an extended period                                          66,900       31,900       30,000
                                                                    =========    =========    =========

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2010). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of
Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos- related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2010 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2010, the Company expects that such costs are likely to continue beyond 2010, and that such costs could be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-
related claims, existing insurance policies, and the advice of Heller Ehrman
White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide the Company with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at December
31, 2000, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity. The court is not expected to try the case until late 2001 or 2002. The Company is continuing to receive cash payments from the insurers.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                        December 31,
                                                              -------------------------------
                                                                   2000              1999
---------------------------------------------------------------------------------------------
Liability (current portion of $130.0 and $53.0)               $       492.4     $       387.8
Receivable (included in Other assets)(1)                              406.3             315.5
                                                              -------------     -------------
                                                              $        86.1     $        72.3
                                                              =============     =============

(1)  The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the
     Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of December 31, 2000 and 1999, $36.9 and $25.0, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                                         Year Ended December 31,
                                                               -------------------------------------------     Inception
                                                                   2000          1999            1998           To Date
                                                               ------------  ------------    -------------  ---------------
Payments made, including related legal costs................   $      99.5   $      24.6     $       18.5   $        220.5
Insurance recoveries........................................          62.8           6.6             19.9            131.3
                                                               ------------  ------------    -------------  ---------------
                                                               $      36.7   $      18.0     $       (1.4)  $         89.2
                                                               ============  ============    =============  ===============

                                                                                 As of December 31, 2000
                                                                ------------------------------------------------------
                                                                   2001 and              2003 to
                                                                     2002                 2005              Thereafter
                                                                ---------------       -------------         ----------
Expected annual payment amounts, before considering
   insurance recoveries.......................................  $110.0 - $135.0       $25.0 - $50.0           $125.0

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company reflecting charges of $43.0, $53.2 and $12.7 (included in Other income(expense)
- see Note 1) in the years ended December 31, 2000, 1999 and 1998, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies.
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

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board
("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. The Company is unable to estimate when the trial will be completed. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company. This process could take months or years. If these proceedings eventually resulted in a final ruling against the Company with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. The Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, the Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the
Company's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

Other Contingencies. The Company is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters related to past or present operations. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

14.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company enters into hedging transactions to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates.

As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which will be used for reporting results beginning with the first quarter of 2001. The following table summarizes the
Company's derivative hedging positions at December 31, 2000:

                                                                             Estimated %
                                                                              of Annual
                                                             Notional      Sales/Purchases     Carrying         Market
               Commodity                     Period           Amount           Hedged            Value           Value
-----------------------------------       ------------     -------------   ---------------   -------------   ------------
Aluminum (in tons) -
       Option contracts                       2001               362,000       82%(1)        $       18.2    $       3.1
       Option contracts                       2002               262,000       52%(1)                10.9           13.4
       Option contracts                       2003                42,000        9%(1)                 1.8            1.7

Natural gas (in MMBtus per day) -
       Option contracts and swaps         1/01 to 6/01            27,900         24%                  1.3           21.8

Australian dollars (A$ per year) -
       Forwards and option contracts          2001              A$ 160.0         80%                  1.4           (5.2)
       Option contracts                   2002 to 2005         A$   90.0         56%                 12.2           13.3

(1)  As of February 28, 2001, the estimated percentages of annual sales of primary aluminum (equivalents) hedged for 2001, 2002 and 2003 were 82%, 63%
     and 14%, respectively.

During late 1999 and early 2000, the Company also entered into a series of transactions with a counterparty that provided the Company with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. The
Company also contracted with the counterparty to receive certain fixed prices
(also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October
2001, unless market prices during certain periods decline below a stipulated
"floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and after transactions terminate is well below current market prices. While the Company believes that the October
2001 and after transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under both pre-2001 and post-2001 accounting guidelines. Accordingly, these positions are marked-to-market each period. See Note 1 for mark-to-market pre-tax gains
(losses) associated with the transactions for the years ended December 31, 2000,
1999 and 1998.

As of December 31, 2000, the Company had sold forward approximately 100% and 80%
of the alumina available to it in excess of its projected internal smelting requirements for 2001 and 2002, respectively, at prices indexed to future prices of primary aluminum.

15.  SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company's operations are located in many foreign countries, including
Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The Company's operations are organized and managed by product type. The Company operations include four operating segments of the aluminum industry and its commodities marketing and corporate segments. The aluminum industry segments include: Alumina and bauxite, Primary aluminum, Flat-rolled products and
Engineered products. The Alumina and bauxite business unit's principal products are smelter grade alumina and chemical grade alumina hydrate, a value-added product, for which the Company receives a premium over smelter grade market prices. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices. The Flat-rolled products group sells value-added products such as heat treat aluminum sheet and plate which are used in the aerospace and general engineering markets as well as selling to the beverage container and specialty coil markets. The Engineered products business unit serves a wide range of industrial segments including the automotive, distribution, aerospace and general engineering markets. The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The Commodities marketing segment includes the results of the Company's alumina and aluminum hedging activities
(see Note 14). The accounting policies of the segments are the same as those described in Note 1. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or non- recurring charges.

Financial information by operating segment at December 31, 2000, 1999 and 1998 is as follows:

                                                              Year Ended December 31,
                                                     ----------------------------------------
                                                         2000           1999           1998
---------------------------------------------------------------------------------------------
Net Sales:(3)
   Bauxite and Alumina:(1)(4)
     Net sales to unaffiliated customers             $   442.2     $    395.8     $    445.2
     Intersegment sales                                  148.3          129.0          135.8
                                                     ----------    -----------    -----------
                                                         590.5          524.8          581.0
                                                     ----------    -----------    -----------
   Primary Aluminum:(2)(4)
     Net sales to unaffiliated customers                 563.7          432.9          390.7
     Intersegment sales                                  242.3          240.6          233.5
                                                     ----------    -----------    -----------
                                                         806.0          673.5          624.2
                                                     ----------    -----------    -----------
   Flat-Rolled Products                                  521.0          591.3          732.7
   Engineered Products                                   564.9          556.8          595.3
   Commodities Marketing(4)                              (25.4)          18.3           60.5
   Minority Interests                                    103.4           88.5           78.0
   Eliminations                                         (390.6)        (369.6)        (369.3)
                                                     ----------    -----------    -----------
                                                     $ 2,169.8     $  2,083.6     $  2,302.4
                                                     ==========    ===========    ===========

                                                                                Year Ended December 31,
                                                                       ----------------------------------------
                                                                          2000           1999            1998
---------------------------------------------------------------------------------------------------------------
Equity in income (loss) of unconsolidated affiliates:
   Bauxite and Alumina                                                 $    (8.4)    $      3.4     $     (3.2)
   Primary Aluminum                                                          3.6           (1.0)           1.2
   Engineered Products and Other                                               -            2.5            7.4
                                                                       ----------    -----------    -----------
                                                                       $    (4.8)    $      4.9     $      5.4
                                                                       ==========    ===========    ===========
Operating income (loss):(4)(6)
   Bauxite and Alumina - Note 2                                        $    57.2     $    (10.5)    $      5.5
   Primary Aluminum (5)                                                    100.1           (4.8)          28.3
   Flat-Rolled Products                                                     16.6           17.1           86.8
   Engineered Products                                                      34.1           38.6           51.5
   Commodities Marketing(4)                                                (48.7)          21.3           98.1
   Micromill                                                                 (.6)         (11.6)         (18.4)
   Eliminations                                                               .1            6.9            8.9
   Corporate and Other                                                     (61.1)         (61.5)         (64.7)
   Labor Settlement and Other Non-Recurring Operating
        Items, Net - Notes 5 and 6                                          41.9          (24.1)        (105.0)
                                                                       ----------    -----------    -----------
                                                                       $   139.6     $    (28.6)    $     91.0
                                                                       ==========    ===========    ===========
Depreciation and amortization:
   Bauxite and Alumina - Note 2                                        $    22.2     $     29.7     $     36.4
   Primary Aluminum                                                         24.8           27.8           29.9
   Flat-Rolled Products                                                     16.7           16.2           16.1
   Engineered Products                                                      11.5           10.7           10.8
   Corporate and Other (includes Micromill in 1999 and 1998)                 1.7            5.1            5.9
                                                                       ----------    -----------    -----------
                                                                       $    76.9     $     89.5     $     99.1
                                                                       ==========    ===========    ===========
Capital expenditures:
   Bauxite and Alumina - Note 2                                        $   254.6     $     30.4     $     26.9
   Primary Aluminum                                                          9.6           12.8           20.7
   Flat-Rolled Products                                                      7.6           16.6           20.4
   Engineered Products - Note 4                                             23.6            7.8            8.4
   Corporate and Other                                                       1.1             .8            1.2
                                                                       ----------    -----------    -----------
                                                                       $   296.5     $     68.4     $     77.6
                                                                       ==========    ===========    ===========

(1)  Net sales for 2000 and 1999, included approximately 267,000 tons and
     264,000 tons, respectively of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and
     55,000 tons and 131,000 tons, respectively, of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
(2)  Net sales for 2000, 1999 and 1998 included approximately 206,500 tons,
     260,100 tons and 251,300 tons, respectively, of primary aluminum purchased from third parties to meet third-party and internal commitments.
(3)  Net sales for 1999 and 1998 for all segments have been restated to conform to a new accounting requirement which states that freight charges should be included in cost of products sold rather than netted against net sales as was the Company's prior policy.
(4)  Net sales and operating income (loss) for Bauxite and alumina and Primary aluminum segments for 1999 and 1998 have been restated to reflect a change in the Company's segment reporting. The results of the Company's metal hedging activities in the Commodities marketing segment are now set out separately rather than being allocated between the two commodity business units.
(5)  Operating income (loss) for 1999 included potline preparation and restart costs of $12.8.
(6)  The allocation of the labor settlement charge to the Company's business units for the year ended December 31, 2000, is as follows: Bauxite and
     Alumina - $2.1, Primary aluminum - $15.9, Flat-rolled products - $18.2 and
     Engineered products - $2.3.

                                                                           December 31,
                                                                 -------------------------------
                                                                      2000              1999
------------------------------------------------------------------------------------------------
Investments in and advances to unconsolidated affiliates:
   Bauxite and Alumina                                           $        56.0     $        71.6
   Primary Aluminum                                                       19.0              25.3
   Corporate and Other                                                     2.8               -
                                                                 -------------     -------------
                                                                 $        77.8     $        96.9
                                                                 =============     =============

                                                                            December 31,
                                                                  -------------------------------
                                                                      2000              1999
-------------------------------------------------------------------------------------------------
Segment assets:
   Bauxite and Alumina                                            $       957.0     $       777.7
   Primary Aluminum                                                       623.3             560.8
   Flat-Rolled Products                                                   337.7             423.2
   Engineered Products                                                    232.9             253.1
   Commodities Marketing                                                   62.1              99.0
   Corporate and Other (includes Micromill in 1999)                     1,134.4           1,089.1
                                                                  -------------     -------------
                                                                  $     3,347.4     $     3,202.9
                                                                  =============     =============

Geographical information for net sales, based on country of origin, and long-lived assets follows:

                                                            Year Ended December 31,
                                                 ---------------------------------------------
                                                     2000            1999             1998
----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers:
     United  States                              $    1,350.1    $     1,439.6    $    1,744.0
     Jamaica                                            298.5            233.1           237.0
     Ghana                                              237.5            153.2            89.8
     Other Foreign                                      283.7            257.7           231.6
                                                 ------------    -------------    ------------
                                                 $    2,169.8    $     2,083.6    $    2,302.4
                                                 ============    =============    ============

                                                       December 31,
                                               -----------------------------
                                                   2000             1999
----------------------------------------------------------------------------
Long-lived assets: (1)
     United States                             $       809.0    $      688.1
     Jamaica                                           290.3           288.2
     Ghana                                              80.8            84.1
     Other Foreign                                      73.8            90.2
                                               -------------    ------------
                                               $     1,253.9    $    1,150.6
                                               =============    ============

(1) Long-lived assets include Property, plant, and equipment, net and
    Investments in and advances to unconsolidated affiliates.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2000, 1999 and 1998. No single customer accounted for sales in excess of 10% of total revenue in 2000, 1999 and
1998. Export sales were less than 10% of total revenue during the years ended
December 31, 2000, 1999 and 1998.

14.  SUPPLEMENTAL GUARANTOR INFORMATION

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance Corporation
("KFC"), Kaiser Jamaica Corporation ("KJC"), Alpart Jamaica Inc. ("AJI"), Kaiser
Bellwood Corporation ("Bellwood"), Kaiser Transaction Corp. ("KTC") and Kaiser
Micromill Holding, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill
Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC (collectively referred to as the "Micromill Subsidiaries") are domestic wholly-owned (direct or indirect)
subsidiaries of the Company that have provided, joint and several, guarantees of the 97/8% Notes, the 107/8% Notes and the 12 3/4% Notes (the "Notes") (see Note
8). Such guarantees are full and unconditional. KAAC and KJC and AJI are direct subsidiaries, which serve as holding companies for the Company's investments in
QAL and Alpart, respectively. KFC is a wholly-owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries. Bellwood is a wholly-owned subsidiary that holds the Company's interests in an extrusion plant located in Richmond, Virginia. KTC is a wholly-owned subsidiary who, in
1999, acquired the remaining 45% in an alumina marketing venture from the
Company's joint venture partner. As of December 29, 2000, KTC was liquidated and its assets and liabilities were merged into KACC. The Micromill Subsidiaries are domestic wholly-owned (direct or indirect) subsidiaries of the Company which were formed to hold (directly or indirectly) certain of the Company's interests in the Micromill facilities and related projects, if any. Since the Company sold the Micromill assets in early 2000, the Micromill Subsidiaries' only asset is an interest in future payments based on subsequent performance and profitability of the Micromill technology. KAAC, KFC, KJC, AJI, Bellwood, KTC and the Micromill
Subsidiaries are hereinafter collectively referred to as the Subsidiary
Guarantors.

The presentation of Subsidiary Guarantors' financial information in 2000 has changed as a result of changes in the Securities and Exchange Commission's reporting rules in this regard. The Company is now required to present consolidating balance sheets, statements of income (loss) and statements of cash flows which present separately the Company, Subsidiary Guarantors, other subsidiaries and eliminating entries. The change in the Subsidiary Guarantor rules has caused the Company to change its presentation of the consolidating financial information such that 1999 and 1998 Subsidiary Guarantors' balances will not necessarily agree with the financial information previously presented.
All of the accompanying financial information only includes the balances and results of KTC from March 1, 1999, the date of acquisition through December 29,
2000, the date of its liquidation.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         677.8  $        126.5  $        214.0   $         -    $     1,018.3
Investments in subsidiaries                       2,583.8            -               -           (2,583.8)           -
Intercompany advances receivable (payable)       (2,338.3)          705.7         1,632.6             -              -
Investments in and advances to
   unconsolidated affiliates                         21.8            32.1            23.9             -             77.8
Property and equipment, net                         767.4           297.0           111.7             -          1,176.1
Deferred income taxes                               449.7             (.6)            3.2             -            452.3
Other assets                                        600.2             1.7            21.0             -            622.9
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,762.4  $      1,162.4  $      2,006.4   $    (2,583.8) $     3,347.4
                                          ================ =============== ===============  ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         492.3  $        242.2  $        106.9   $         -    $       841.4
Other long-term liabilities                       1,281.4            36.6            42.8             -          1,360.8
Long-term debt                                      901.7            56.0              .1             -            957.8
Minority interests                                   -               82.4            18.0             -            100.4
Stockholders' equity                                 87.0           745.2         1,838.6        (2,583.8)          87.0
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,762.4  $      1,162.4  $      2,006.4   $    (2,583.8) $     3,347.4
                                          ================ =============== ===============  ============== ==============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         646.8  $        119.6  $        213.4   $         -    $       979.8
Investments in subsidiaries                       2,465.8            -               -           (2,465.8)           -
Intercompany advances receivable (payable)       (2,228.8)          552.9         1,675.9             -              -
Investments in and advances to
   unconsolidated affiliates                         25.3            47.7            23.9             -             96.9
Property and equipment, net                         626.6           305.9           121.2             -          1,053.7
Deferred income taxes                               413.8            23.3             1.1             -            438.2
Other assets                                        613.8             1.8            18.7             -            634.3
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,563.3  $      1,051.2  $      2,054.2   $    (2,465.8) $     3,202.9
                                          ================ =============== ===============  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         278.4  $        237.7  $        121.8   $         -    $       637.9
Other long-term liabilities                       1,282.5            36.4            86.7             -          1,405.6
Long-term debt                                      912.2            60.0              .3             -            972.5
Minority interests                                   -               80.4            16.3             -             96.7
Redeemable preference stock                          19.5            -               -                -             19.5
Stockholders' equity                                 70.7           636.7         1,829.1        (2,465.8)          70.7
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,563.3  $      1,051.2  $      2,054.2   $    (2,465.8) $     3,202.9
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,726.3  $        613.6  $      1,274.6   $    (1,444.7) $     2,169.8
Costs and expenses:
   Operating costs and expenses                   1,721.7           543.4         1,251.7        (1,444.7)       2,072.1
   Labor settlement charge                           38.5            -               -                -             38.5
   Other non-recurring operating items, net         (77.6)            2.2            (5.0)            -            (80.4)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                     43.7            68.0            27.9             -            139.6
Interest expense                                   (105.8)           (3.6)            (.2)            -           (109.6)
Other income (expense), net                         (56.0)           49.2             2.5             -             (4.3)
Benefit (provision) for income taxes                 53.8           (51.8)          (13.7)            -            (11.7)
Minority interests                                   -                5.3            (1.8)            -              3.5
Equity in income of subsidiaries                     81.8            -               -              (81.8)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $          17.5  $         67.1  $         14.7   $       (81.8) $        17.5
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,826.6  $        521.2  $      1,357.8   $    (1,622.0) $     2,083.6
Costs and expenses:
   Operating costs and expenses                   1,831.5           514.6         1,364.0        (1,622.0)       2,088.1
   Other non-recurring operating items, net           5.0            19.1            -                -             24.1
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                              (9.9)          (12.5)           (6.2)            -            (28.6)
Interest expense                                   (106.5)           (3.5)            (.1)            -           (110.1)
Other income (expense), net                          38.4             8.5             2.3             -             49.2
Benefit (provision) for income taxes                 28.4             2.7             1.5             -             32.6
Minority interests                                   -                5.1             (.6)            -              4.5
Equity in loss of subsidiaries                       (2.8)           -               -                2.8            -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         (52.4) $           .3  $         (3.1)  $         2.8  $       (52.4)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       2,019.7  $        522.3  $      1,230.6   $    (1,470.2) $     2,302.4
Costs and expenses:
   Operating costs and expenses                   1,897.8           500.1         1,178.7        (1,470.2)       2,106.4
   Other non-recurring operating items, net          60.0            45.0            -                -            105.0
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                              61.9           (22.8)           51.9             -             91.0
Interest expense                                   (106.1)           (3.4)            (.5)            -           (110.0)
Other income (expense)                              (29.6)           29.5             3.6             -              3.5
Benefit (provision) for income taxes                 46.9            (1.7)          (28.8)            -             16.4
Minority interests                                   -                5.3            (3.5)            -              1.8
Equity in income (loss) of subsidiaries              29.6            -               -              (29.6)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $           2.7  $          6.9  $         22.7   $       (29.6) $         2.7
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $          79.4  $        (10.6) $         16.3   $         -    $        85.1
   Investing activities                             (75.8)          (13.0)           (6.0)            -            (94.8)
   Financing activities                              16.0            (4.0)            (.1)            -             11.9
Intercompany activity                               (15.6)           27.6           (12.0)            -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net increase (decrease) in cash and
   cash equivalents during the year                   4.0            -               (1.8)            -              2.2
Cash and cash equivalents at
   beginning of year                                 18.4            -                2.8             -             21.2
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          22.4  $         -     $          1.0   $         -    $        23.4
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $       (106.3)  $         19.2  $         (1.7)  $         -    $       (88.8)
   Investing activities                              20.3           (13.3)           (3.9)            -              3.1
   Financing activities                               8.8            -                (.2)            -              8.6
Intercompany activity                                 2.7            (6.8)            4.1             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net decrease in cash and
   cash equivalents during the year                 (74.5)            (.9)           (1.7)            -            (77.1)
Cash and cash equivalents at
   beginning of year                                 92.9              .9             4.5             -             98.3
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          18.4  $         -     $          2.8   $         -    $        21.2
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $         161.4  $         10.5  $          (.7)  $         -    $       171.2
   Investing activities                             (53.5)          (21.4)             .5             -            (74.4)
   Financing activities                              (6.9)           -               (7.4)            -            (14.3)
Intercompany activity                               (21.2)           11.8             9.4             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net increase in cash and cash
   equivalents during the year                       79.8              .9             1.8             -             82.5
Cash and cash equivalents at
   beginning of year                                 13.1            -                2.7             -             15.8
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          92.9  $           .9  $          4.5   $         -    $        98.3
                                          ===============  =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Operating Income (Loss) - In addition to impairment charges of $19.1 and $45.0 for the years ended December 31, 1999 and 1998, respectively, to reduce the carrying value of the Micromill Subsidiaries' assets to fair value (see Note 4), the Subsidiary Guarantors' operating income (loss) for the years ended December
31, 1999 and 1998, included operating losses of the Micromill Subsidiaries of
$11.6 and $18.4, respectively. The Micromill Subsidiaries assets and technology were sold in February 2000 (see Note 4).

Income Taxes - Consolidated income tax/benefit for 2000, 1999 and 1998 has been allocated based on the income (loss) before income taxes of the Company,
Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre- tax translation gains
(losses) are included in the Company's and Subsidiary Guarantors' operating income (loss) and other income (expense), net balances. Such amounts for the
Company totaled $(27.2), $10.5 and $(11.8) for the years ended December 31,
2000, 1999 and 1998, respectively. Such amounts for the Subsidiary Guarantors totaled $31.0, $(11.9) and $12.6 for the years ended December 31, 2000, 1999 and
1998, respectively.

Debt Covenants and Restrictions - The Indentures contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

                                                                                       Quarter Ended
                                                                 ------------------------------------------------------------
(In millions of dollars, except share amounts)                    March 31,       June 30,       September 30,    December 31,
-----------------------------------------------------------------------------------------------------------------------------
2000
   Net sales                                                     $   575.7 (8) $   552.8 (8)    $  545.2 (8)     $  496.1
   Operating income                                                   37.1          51.5             2.9             48.1
   Net income                                                         11.7 (1)      11.0 (2)       (16.8)(3)         10.9(4)

1999
   Net sales                                                     $   490.3 (8) $   536.2 (8)    $  528.7 (8)     $  528.4 (8)
   Operating income (loss)                                           (32.9)           .8           (12.0)            15.5
   Net income (loss)                                                 (37.7)        (15.3)          (38.8)(5)         39.4 (6)

1998
   Net sales                                                     $   609.6 (8) $   626.8 (8)    $  552.9 (8)     $  513.1 (8)
   Operating income (loss)                                            45.0          55.4            30.9            (40.3)
   Net income (loss)                                                  12.4          17.4            11.2            (38.3)(7)

(1) Includes a pre-tax gain of $14.4 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.

(2) Includes a pre-tax gain of $15.8 from the sale of power offset by a pre-tax charge of $6.0 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions and a pre-tax charge of $2.0 for certain severance and relocation costs associated with Corporate restructuring initiatives and product line exit.

(3) Includes a pre-tax labor settlement charge of $38.5, a non-cash pre-tax charge of $43.0 for asbestos-related claims, a pre-tax charge of $11.5 for incremental maintenance spending and pre-tax charges of $18.1 for non-recurring impairment and restructuring charges offset by a pre-tax gain of $40.5 from the sale of power, pre-tax gains of $39.0 related to real estate transactions and a pre-tax gain of $.9 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.

(4) Includes a pre-tax gain of $103.2 from the sale of power and a pre-tax gain of $1.4 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions offset by a non-cash impairment loss of approximately
    $33.0, a LIFO inventory charge of $7.0 and a pre-tax charge of $5.3 for other non-recurring impairment and restructuring charges.

(5) Includes a non-cash pre-tax charge of $19.1 to reduce the carrying value of the Company's Micromill assets, a non-cash pre-tax charge of $15.2 for asbestos-related claims and a pre-tax charge of $5.9 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.

(6) Includes a pre-tax gain of $85.0 on involuntary conversion at Gramercy facility.  See Note 2.

(7) Includes an unfavorable pre-tax strike-related gross profit impact of approximately $50.0, and a non-cash pre-tax charge of $45.0 related to impairment of the Company's Micromill assets.

(8) Net sales for the quarterly periods prior to the quarter ended December 31,
    2000 have been restated to conform to a new accounting principle that requires freight charges to be included in cost of products sold..

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       December 31,
                                                               ------------------------------------------------------------
(In millions of dollars)                                           2000        1999        1998         1997        1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $     23.4  $     21.2   $    98.3   $     15.8   $    81.3
     Receivables                                                    436.0       266.9       288.2        345.3       255.6
     Inventories                                                    396.2       546.1       543.5        568.3       562.2
     Prepaid expenses and other current assets                      162.7       145.6       104.9        121.3       127.8
                                                               ----------- -----------  ----------  -----------  ----------
         Total current assets                                     1,018.3       979.8     1,034.9      1,050.7     1,026.9

Investments in and advances to unconsolidated affiliates             77.8        96.9       128.3        148.6       168.4
Property, plant, and equipment - net                              1,176.1     1,053.7     1,108.7      1,171.8     1,168.7
Deferred income taxes                                               452.3       438.2       376.9        329.0       263.3
Other assets                                                        622.9       634.3       346.0        317.2       308.6
                                                               ----------- -----------  ----------  -----------  ----------
         Total                                                 $  3,347.4  $  3,202.9   $ 2,994.8   $  3,017.3   $ 2,935.9
                                                               =========== ===========  ==========  ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accruals                             $    671.8  $    501.5   $   434.6   $    457.6   $   453.1
     Accrued postretirement medical benefit obligation -
         current portion                                             58.0        51.5        48.2         45.3        50.1
     Payable to affiliates                                           80.0        84.6        75.3         82.4        96.9
     Long-term debt - current portion                                31.6          .3          .4          8.8         8.9
     Notes payable to parent - current portion                         -          -            -           -           8.6
                                                               ----------- -----------  ----------  -----------  ----------
         Total current liabilities                                  841.4       637.9       558.5        594.1       617.6

Long-term liabilities                                               703.9       727.3       533.0        492.0       458.1
Accrued postretirement medical benefit obligation                   656.9       678.3       694.3        720.3       722.5
Long-term debt                                                      957.8       972.5       962.6        962.9       953.0
Minority interests                                                  100.4        96.7       101.9         98.4        92.5
Redeemable preference stock                                            -         19.5        20.1         27.7        27.5

Stockholders' equity:
     Preference stock                                                  .7         1.5         1.5          1.6         1.7
     Common stock                                                    15.4        15.4        15.4         15.4        15.4
     Additional capital                                           2,300.8     2,173.0     2,052.8      1,939.8     1,829.8
     Retained earnings (accumulated deficit)                       (188.1)     (205.1)     (151.2)      (152.3)     (201.3)
   Accumulated other comprehensive income (loss)                     (1.8)       (1.2)         -           -          (2.8)
     Less: Note receivable from parent                           (2,040.0)   (1,912.9)   (1,794.1)    (1,682.6)   (1,578.1)
                                                               ----------- -----------  ----------  -----------  ----------
         Total stockholders' equity                                  87.0        70.7       124.4        121.9        64.7
                                                               ----------- -----------  ----------  -----------  ----------
         Total                                                 $  3,347.4  $  3,202.9   $ 2,994.8   $  3,017.3   $ 2,935.9
                                                               =========== ===========  ==========  ===========  ==========

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                             Year Ended December 31,
                                                        --------------------------------------------------------------------------
(In millions of dollars, except share amounts)               2000           1999          1998          1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $  2,169.8    $   2,083.6 (1) $   2,302.4 (1) $  2,423.3 (1) $ 2,238.8 (1)
                                                        -----------   --------------- --------------- -------------- -------------
Costs and expenses:
   Cost of products sold                                   1,891.4        1,893.5 (1)     1,892.2 (1)    2,001.3 (1)   1,905.8 (1)
   Depreciation and amortization                              76.9           89.5            99.1          102.5         107.6
   Selling, administrative, research and development,
     and gen                                                 103.8          105.1           115.1          129.9         125.3
   Labor settlement charge                                    38.5             -               -              -             -
   Other non-recurring operating items, net                  (80.4)          24.1           105.0           19.7            -
                                                        -----------   --------------- --------------- -------------- -------------
     Total costs and expenses                              2,030.2        2,112.2         2,211.4        2,253.4       2,138.7
                                                        -----------   --------------- --------------- -------------- -------------
Operating income (loss)                                      139.6          (28.6)           91.0          169.9         100.1

Other income (expense):
   Interest expense                                         (109.6)        (110.1)         (110.0)        (110.7)        (93.4)
   Gain on involuntary conversion at Gramercy facility          -            85.0             -              -              -
   Other - net                                                (4.3)         (35.8)            3.5            2.8          (2.6)
                                                        -----------   --------------- --------------- -------------- -------------
Income (loss) before income taxes and minority interests      25.7          (89.5)          (15.5)          62.0           4.1

(Provision) benefit for income taxes                         (11.7)          32.6            16.4           (9.4)          8.4

Minority interests                                             3.5            4.5             1.8            (.5)           .7
                                                        -----------   --------------- --------------- -------------- -------------
Net income (loss)                                       $     17.5    $     (52.4)    $       2.7     $     52.1     $    13.2
                                                        ===========   =============== =============== ============== =============
Dividends per common share                              $       -     $        -      $        -      $       -    $       -
                                                        ===========   =============== =============== ============== =============

(1)  Net sales and cost of products sold for prior years have been restated to conform to a new accounting principle that requires freight charges ($39.3 in 1999, $46.0 in 1998, $50.1 in 1997 and $48.3 in 1996) to be included in cost of products sold.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.

PART III

Information required under PART III (Items 10, 11, 12 and 13) has been omitted from this Report since the Company intends to file with the Securities and
Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors, and such information is incorporated by reference from such definitive proxy statement.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

              1.  Financial Statements

              Report of Independent Public Accountants

              Consolidated Balance Sheets

              Statements of Consolidated Income (Loss)

              Statements of Consolidated Stockholders' Equity and
                  Comprehensive Income (Loss)

              Statements of Consolidated Cash Flows

              Notes to Consolidated Financial Statements

              Quarterly Financial Data (Unaudited)

              Five-Year Financial Data

              2.  Financial Statement Schedules

                  Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial
                  Statements or the Notes thereto.

              3.  Exhibits

                  Reference is made to the Index of Exhibits immediately
                  preceding the exhibits hereto (beginning on page 67), which index is incorporated herein by reference.

(b)           REPORTS ON FORM 8-K

              No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

(c)           EXHIBITS

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 67), which index is incorporated herein by reference.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KAISER ALUMINUM & CHEMICAL CORPORATION

         Date:  March 27, 2001       By    /S/ Raymond J. Milchovich
                                     -------------------------------------------
                                              Raymond J. Milchovich
                                        President, Chief Executive Officer
                                                 and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 27, 2001             /S/ Raymond J. Milchovich
                                     -------------------------------------------
                                              Raymond J. Milchovich
                                        President, Chief Executive Officer
                                                 and Director
                                        (Principal Executive Officer)

         Date:  March 27, 2001             /S/ John T. La Duc
                                     -------------------------------------------
                                             John T. La Duc
                                        Executive Vice President and
                                          Chief Financial Officer
                                       (Principal Financial Officer)

         Date:  March 27, 2001             /S/ Daniel D. Maddox
                                     -------------------------------------------
                                             Daniel D. Maddox
                                      Vice President and Controller
                                     (Principal Accounting Officer)

         Date:  March 27, 2001             /S/ George T. Haymaker, Jr.
                                     -------------------------------------------
                                             George T. Haymaker, Jr.
                                           Chairman of the Board

         Date:  March 27, 2001             /S/ Robert J. Cruikshank
                                     -------------------------------------------
                                           Robert J. Cruikshank
                                                  Director

         Date:  March 27, 2001             /S/ James T. Hackett
                                     -------------------------------------------
                                            James T. Hackett
                                                Director

         Date:  March 27, 2001             /S/ Charles E. Hurwitz
                                     -------------------------------------------
                                             Charles E. Hurwitz
                                                  Director

         Date:  March 27, 2001            /S/ Ezra G. Levin
                                     -------------------------------------------
                                             Ezra G. Levin
                                               Director

         Date:  March 27, 2001            /S/ James D. Woods
                                     -------------------------------------------
                                           James D. Woods
                                              Director

                                INDEX OF EXHIBITS

Exhibit
Number                                     Description
--------                                   -----------
 3.1            Restated Certificate of Incorporation of Kaiser Aluminum &
                Chemical Corporation ("KACC"), dated July 25, 1989 (incorporated by reference to Exhibit 3.1 to the Registration Statement on
                Form S-1 dated August 25, 1991, filed by KACC, Registration No.
                33-30645).

 3.2            Certificate of Retirement of KACC, dated February 7, 1990
                (incorporated by reference to Exhibit 3.2 to the Report on Form
                10-K for the period ended December 31, 1989, filed by KACC, File
                No. 1-3605).

 3.3            Amended and Restated By-Laws of KACC, dated October 1, 1997
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
                1-3605).

 4.3            Second Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1995, filed by Kaiser Aluminum
                Corporation ("Kaiser" or "KAC") File No. 1-9447).

 4.4            Third Supplemental Indenture, dated as of July 15, 1997, to the
                Indenture, dated as of February 1, 1993 (incorporated by
                reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No.
                1-9447).

 4.5            Fourth Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 1, 1993, (incorporated by
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
                (incorporated by reference to Exhibit 4.5 to the Report on Form
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
                Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447).

 4.31           Fifteenth Amendment to Credit Agreement, dated as of February
                23, 1999, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and BankAmerica Business Credit,
                Inc., as Agent (incorporated by reference to Exhibit 4.27 to the
                Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447.)

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
                (incorporated by reference to Exhibit 4.28 to the Report on Form
                10-K for the period ended December 31, 1998, filed by KAC, File
                No. 1-9447).

 4.33           Seventeenth Amendment to Credit Agreement, dated as of September
                24, 1999, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by KAC, File
                No. 1-9447).

 4.34           Eighteenth Amendment to Credit Agreement, dated as of February
                11, 2000, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A.
                (successor to BankAmerica Business Credit, Inc.), as Agent
                (incorporated by reference to Exhibit 4.34 to the Report on Form
                10-K for the period ended December 31, 1999, filed by KAC, File
                No. 1-9447).

*4.35           Nineteenth Amendment to Credit Agreement, dated as of December
                27, 2000, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent.

*4.36           Twentieth Amendment to Credit Agreement, dated as of January 26,
                2001, amending the Credit Agreement, dated as of February 15,
                1994, as amended, among KACC, KAC, the financial institutions party thereto, and Bank of America, N.A. (successor to
                BankAmerica Business Credit, Inc.), as Agent.

 4.37           Limited Waiver Regarding Repayment of CARIFA Bonds, dated
                February 17, 2000, among KAC, KACC, the financial institutions party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.35 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

 4.38           Agreement dated August 18, 2000, among KAC, KACC, the financial institutions party to the Credit Agreement dated as of February
                15, 1994, as amended, and Bank of America, N.A., as agent, regarding the Sale of the Center for Technology (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the period ended September 30, 2000, filed by KAC, File No. 1-9447).

 4.39           Intercompany Note between KAC and KACC (incorporated by
                reference to Exhibit 10.10 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"),
                File No. 1-3924).

 4.40           Confirmation of Amendment of Non-Negotiable Intercompany Note,
                dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM, File No.
                1-3924).

*4.41           Amendment to Non-Negotiable Intercompany Note, dated as of
                December 11, 2000, between KAC and KACC.

 4.42           Senior Subordinated Intercompany Note between KAC and KACC dated
                February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the  period ended December 31, 1993, filed by KAC, File No. 1-9447).

 4.43           Senior Subordinated Intercompany Note between KAC and KACC dated
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

*10.3           Amendment of Tax Allocation Agreement, dated as of March 12,
                2001, between MAXXAM and KACC, amending the Tax Allocation
                Agreement dated as of December 21, 1989.

 10.4           Tax Allocation Agreement, dated as of February 26, 1991, between
                KAC and MAXXAM (incorporated by reference to Exhibit 10.23 to
                Amendment No. 2 to the Registration Statement on Form S-1, dated
                June 11, 1991, filed by KAC, Registration No. 33-37895).

 10.5           Tax Allocation Agreement, dated as of June 30, 1993, between
                KACC and KAC (incorporated by reference to Exhibit 10.3 to the
                Report on Form 10-Q for the quarterly period ended June 30,
                1993, filed by KACC, File No. 1-3605).

                  Executive Compensation Plans and Arrangements
                       [Exhibits 10.6 - 10.36, inclusive]

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
                1997, filed by KAC, File No. 1-9447).

 10.10          Director and Non-Executive Chairman Agreement, dated January 1,
                2000, among KAC, KACC and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the
                period ended December 31, 1999, filed by KAC, File No. 1-9447).

 10.11          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to George T. Haymaker, Jr.,
                effective January 1, 1998 (incorporated by reference to Exhibit
                10.18 to the Report on Form 10-K for the period ended December
                31, 1998, filed by KAC, File No. 1-9447).

*10.12          Agreement among George T. Haymaker, Jr., KAC and KACC amending
                Time-Based Stock Option Grant.

 10.13          Performance-Accelerated Stock Option Grant pursuant to the
                Kaiser 1997 Omnibus Stock Incentive Plan to George T. Haymaker,
                Jr., effective January 1, 1998 (incorporated by reference to
                Exhibit 10.19 to the Report on Form 10-K for the period ended
                December 31, 1998, filed by KAC, File No. 1-9447).

*10.14          Agreement among George T. Haymaker, Jr., KAC and KACC amending
                Performance-Accelerated Stock Option Grant.

 10.15          Letter Agreement, dated January 1995, between KAC and Charles E.
                Hurwitz, granting Mr. Hurwitz  stock options under the Kaiser
                1993 Omnibus Stock Incentive Plan (incorporated by reference to
                Exhibit 10.17 to the Report on Form 10-K for the period ended
                December 31, 1994, filed by KAC, File No. 1-9447).

 10.16          Employment Agreement, dated as of June 1, 1999, between KACC and
                Raymond J. Milchovich (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June
                30, 1999, filed by KAC, File No. 1-9447).

 10.17          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Raymond J. Milchovich, effective
                July 2, 1998 (incorporated by reference to Exhibit 10.4 to the
                Report on Form 10-Q for the quarterly period ended September 30,
                1998, filed by KAC, File No. 1-9447).

*10.18          Agreement among Raymond J. Milchovich, KAC and KACC amending
                1998 Time-Based Stock Option Grant.

 10.19          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Raymond J. Milchovich
                (incorporated by reference to Exhibit 10.4 to the Report on Form
                10-Q for the period ended September 30, 2000, filed by KAC,
                File No. 1-9447).

*10.20          Agreement among Raymond J. Milchovich, KAC and KACC amending
                1999 Time-Based Stock Option Grant.

 10.21          Restricted Stock Agreement between Raymond J. Milchovich, KAC and KACC pursuant to the Kaiser 1997 Omnibus Stock Incentive
                Plan (incorporated by reference to Exhibit 10.2 to the Report on
                Form 10-Q for the period ended September 30, 2000, filed by KAC,
                File No. 1-9447).

 10.22          Employment Agreement between KACC and John T. La Duc made
                effective for the period from January 1, 1998, to December 31,
                2002 (incorporated by reference to Exhibit 10.5 to the Report on
                Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

 10.23          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to John T. La Duc, effective July
                10, 1998 (incorporated by reference to Exhibit 10.6 to the
                Report on Form 10-Q for the quarterly period ended September 30,
                1998, filed by KAC, File No. 1-9447).

 10.24          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Joseph A. Bonn, effective
                September 9, 1999 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the period ended June 30, 2000, filed by KAC, File No. 1-9447).

 10.25          Executive Employment Agreement, effective December 1, 1999, between MAXXAM and J. Kent Friedman (incorporated by reference to Exhibit 10.52 to the Report on Form 10-K for the period ended
                December 31, 1999, filed by MAXXAM, File No. 1-3924).

 10.26          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to J. Kent Friedman, effective
                December 1, 1999 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the period ended June 30, 2000, filed by KAC, File No. 1-9447).

 10.27          Employment Agreement made and entered into as of September 1,
                1996, by and between KACC and Jack A. Hockema (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File
                No. 1-9447).

 10.28          Letter Agreement, dated April 15, 1999, amending the Employment
                Agreement made and entered into as of September 1, 1996, by and between KACC and Jack A. Hockema (incorporated by reference to
                Exhibit 10.26 to the Report on Form 10-K for the period ended
                December 31, 1999, filed by KAC, File No. 1-9447).

 10.29          Description of compensation arrangements among KACC, KAC, and
                Jack A. Hockema (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

 10.30          Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock
                Incentive Plan to Jack A. Hockema (incorporated by reference to
                Exhibit 10.1 to the Report on Form 10-Q for the period ended
                September 30, 2000, filed by KAC, File No. 1-9447).

 10.31          Letter Agreement, dated July 27, 1998, between KACC and John H.
                Walker (incorporated by reference to Exhibit 10.20 to the Report on Form 10-K for the period ended December 31, 1998, filed by
                KAC, File No. 1-9447).

 10.32          Description of Kaiser Severance Protection and Change of Control
                Benefits Program (incorporated by reference to Exhibit 10.21 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447).

 10.33          Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC Common Stock (incorporated by reference to Exhibit
                10.18 to the Report on Form 10-K for the period ended December
                31, 1994, filed by KAC, File No. 1-9447).

 10.34          Form of Enhanced Severance Agreement between KACC and key
                executive personnel (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended September 30,
                2000, filed by KAC, File No. 1-9447).

 10.35          Form of Non-Employee Director Stock Option Agreement pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended June 30, 2000, filed by KAC, File No. 1-9447).

 10.36          Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the
                Report on Form 10-Q for the quarterly period ended March 31,
                1998, filed by KAC, File No. 1-9447).

*21             Significant Subsidiaries of KACC.

------------------------------------
*               Filed herewith