Form 10-K/A
period 2000-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2001-04-27
CIK 54291

================================================================================

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


                   Documents Incorporated by Reference: None.


================================================================================

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                                    PART III

                                                                                    PAGE
                                                                                    ----

Item 10.  Directors and Executive Officers of the Registrant.........................  3
Item 11.  Executive Compensation.....................................................  7
Item 12.  Security Ownership of Certain Beneficial Owners and Management............. 22
Item 13.  Certain Relationships and Related Transactions............................. 24
Signatures........................................................................... 25

                                 AMENDMENT NO. 1
                            TO THE FORM 10-K FILED BY
            KAISER ALUMINUM & CHEMICAL CORPORATION ON MARCH 30, 2001

The following Items were omitted from the Form 10-K filed by Kaiser Aluminum & Chemical Corporation (the "Company") on March 30, 2001, and such Form 10-K is hereby amended to include Part III as hereinafter set forth.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 30, 2001, with respect to the executive officers and directors of the Company. All officers and directors hold office until their respective successors are elected and qualified or until their earlier resignation or removal.

         NAME                                      POSITIONS AND OFFICES WITH THE COMPANY
-----------------------            --------------------------------------------------------------------
Raymond J. Milchovich              President, Chief Executive Officer and Director
John T. La Duc                     Executive Vice President and Chief Financial Officer
Jack A. Hockema                    Executive Vice President and President of Kaiser Fabricated Products
J. Kent Friedman                   Senior Vice President and General Counsel
John Barneson                      Vice President and Chief Administrative Officer
Joseph A. Bonn                     Vice President, Commodities Marketing, Corporate Planning and
                                   Development
James L. Chapman                   Vice President of Primary Aluminum Operations
Robert E. Cole                     Vice President, Government Affairs
Edward A. Kaplan                   Vice President of Taxes
W. Scott Lamb                      Vice President, Investor Relations and Corporate Communications
Daniel D. Maddox                   Vice President and Controller
Ronald L. Reman                    Vice President, Special Initiatives
Kris S. Vasan                      Vice President, Strategic Risk Management
Robert W. Warnock                  Vice President, Performance Measurement and Analysis
John Wm. Niemand II                Secretary
Robert J. Cruikshank               Director
James T. Hackett                   Director
George T. Haymaker, Jr.            Chairman of the Board and Director
Charles E. Hurwitz                 Vice Chairman of the Board and Director
Ezra G. Levin                      Director
James D. Woods                     Director

Raymond J. Milchovich. Mr. Milchovich, age 51, was elected a director of the Company in June 1999 and of Kaiser Aluminum Corporation ("Kaiser") in May 1999. He currently is a member of the Executive Committees of the Boards of Directors of both the Company and Kaiser. Mr. Milchovich became Chief Executive Officer of the Company and Kaiser in January 2000 and has served as President of the Company and Kaiser since July 1997. He also served as Chief Operating Officer of the Company and of Kaiser from July 1997 through June and May 2000, respectively. He served as Vice President, President of Kaiser Flat-Rolled Products, of the Company from June 1995 through July 1997. He became a Vice President of Kaiser in May 1997 and served in such capacity through July 1997. From July 1986 to June 1995, Mr. Milchovich served as Divisional Vice President of the Company's flat-rolled products business unit and Works Manager of the Company's Trentwood facility in Spokane, Washington.

John T. La Duc. Mr. La Duc, age 58, was elected Executive Vice President and Chief Financial Officer of the Company effective July 1998, and of Kaiser effective September 1998. He served as Treasurer of the Company from June 1995 until February 1996, and served as Vice President and Chief Financial Officer of the Company from June 1989 and January 1990, respectively. Mr. La Duc also was Vice President and Chief Financial Officer of Kaiser from June 1989 and May 1990, respectively, and was Treasurer of Kaiser from August 1995 until February 1996 and from January 1993 until April 1993. Since September 1990, Mr. La Duc has served as Senior Vice President of MAXXAM Inc. ("MAXXAM"). Mr. La Duc also serves as a Vice President and a director of MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM and parent of MAXXAM's forest products operations ("MGHI"), as a Vice President and manager on the Board of Managers of Scotia Pacific Company LLC ("Scopac LLC"), a wholly owned subsidiary of MAXXAM engaged in forest product operations and successor by merger in July 1998 to Scotia Pacific Holding Company, and as a director and Vice President of The Pacific Lumber Company, the parent of Scopac LLC ("Pacific Lumber"). He previously served as Chief Financial Officer of MAXXAM from September 1990 until December 1994.

Jack A. Hockema. Mr. Hockema, age 54, was elected to the position of Executive Vice President, and President of Kaiser Fabricated Products of the Company in January 2000 and Executive Vice President of Kaiser effective May 2000. He served as Vice President of Kaiser from May 1997 until May 2000. Mr. Hockema was Vice President of the Company and President of Kaiser Engineered Products from March 1997 until January 2000. He served as President of Kaiser Extruded Products and Engineered Components from September 1996 to March 1997. Mr. Hockema served as a consultant to the Company and acting President of Kaiser Engineered Components from September 1995 until September 1996. Mr. Hockema was an employee of the Company from 1977 to 1982, working at the Company's Trentwood facility, and serving as plant manager of its former Union City, California, can plant and as operations manager for Kaiser Extruded Products. Mr. Hockema left the Company to become Vice President and General Manager of Bohn Extruded Products, a division of Gulf+Western, and later served as Group Vice President of American Brass Specialty Products until June 1992. From June 1992 until September 1996, Mr. Hockema provided consulting and investment advisory services to individuals and companies in the metals industry.

J. Kent Friedman. Mr. Friedman, age 57, was elected to the position of Senior Vice President and General Counsel of the Company and Kaiser effective December 1999. He was a partner of Mayor, Day, Caldwell & Keeton, L.L.P., a Houston law firm, from 1982 until December 1999, and he was Managing Partner of that firm from 1982 through 1992. Prior to 1982, he was a partner at Butler & Binion, also a Houston law firm. Mr. Friedman has served as a director and Vice Chairman of the Board of MAXXAM since May 2000 and as General Counsel of MAXXAM since December 1999. He served as Acting General Counsel of MAXXAM from March 1998 until his appointment as its General Counsel. He also has served as a director of Pacific Lumber and a manager on the Board of Managers of Scopac LLC since September 1999.

John Barneson. Mr. Barneson, age 50, was elected to the position of Vice President and Chief Administrative Officer of the Company and Kaiser effective December 1999. He served as Engineered Products Vice President of Business Development and Planning from September 1997 until December 1999. Mr. Barneson served as Flat-Rolled Products Vice President of Business Development and Planning from April 1996 until September 1997. Mr. Barneson has been an employee of the Company since September 1975 and has held a number of staff and operation management positions within the flat-rolled and engineered products business units. Mr. Barneson served on the Board of Directors of MetalSpectrum, LLC from June 2000 through January 2001.

Joseph A. Bonn. Mr. Bonn, age 57, has been Vice President, Commodities Marketing, Corporate Planning and Development of the Company since September 1999 and of Kaiser since May 2000. He served as Vice President, Planning and Development of the Company from March 1997 through September 1999 and as Vice President of Kaiser from May 1997 through May 2000. He served as Vice President, Planning and Administration of the Company and Kaiser from July 1989 and February 1992, respectively, through July 1997 and May 1997, respectively. Mr. Bonn has served as a Vice President of the Company since April 1987 and served as Senior Vice President--Administration of MAXXAM from September 1991 through December 1992. He was also the Company's Director of Strategic Planning from April 1987 until July 1989. From September 1982 to April 1987, Mr. Bonn served as General Manager of various aluminum fabricating divisions. Mr. Bonn also serves as a director of National Refractories Corporation.

James L. Chapman. Mr. Chapman, age 51, was elected to the position of Vice President of Primary Aluminum Operations of the Company effective July 2000. He served as special assistant to the Company's and Kaiser's Chief Executive Officer from March 2000 through July 2000, served as Northwest Operations Manager from August 1999 through March 2000, and held plant manager positions at the Mead and Newark plants of the Company from June 1996 through August 1999.

Robert E. Cole. Mr. Cole, age 54, has been a Vice President of the Company since March 1981. Since September 1990, Mr. Cole also has served as Vice President--Federal Government Affairs of MAXXAM. From September 1990 until May 2000, Mr. Cole also served as a Vice President of Pacific Lumber. Mr. Cole is currently a member of the United States Auto Parts Advisory Committee to the United States Congress.

Edward A. Kaplan. Mr. Kaplan, age 42, was elected to the position of Vice President of Taxes of the Company and Kaiser effective March 2001. Mr. Kaplan previously served as Director of Taxes from October 1999 through February 2001. From July 1997 to September 1999, he served as Director of Tax Planning of the Company and Kaiser, and from August 1991 through June 1997, he served as Associate Director of Tax Planning of the Company and Kaiser. Mr. Kaplan was with Shell Oil Company from February 1988 through July 1991 and Arthur Andersen LLP from September 1981 through January 1988.

W. Scott Lamb. Mr. Lamb, age 46, was elected Vice President, Investor Relations and Corporate Communications of the Company effective July 1998, and of Kaiser effective September 1998. Mr. Lamb previously served as Director of Investor Relations and Corporate Communications of the Company and Kaiser from June 1997 through July 1998. From July 1995 through June 1997, he served as Director of Investor Relations of the Company and Kaiser and from January 1995 through July 1995, he served as Director of Public Relations of the Company and Kaiser.

Daniel D. Maddox. Mr. Maddox, age 41, was elected to the position of Vice President and Controller of the Company effective July 1998, and of Kaiser effective September 1998. He served as Controller, Corporate Consolidation and Reporting of the Company and Kaiser from October 1997 through July 1998 and September 1998, respectively. Mr. Maddox previously served as Assistant Corporate Controller of the Company from June 1997 to September 1997 and Kaiser from May 1997 to September 1997 and Director--External Reporting of the Company from June 1996 to May 1997. Mr. Maddox was with Arthur Andersen LLP from 1982 until joining the Company in June 1996.

Ronald L. Reman. Mr. Reman, age 43, was elected Vice President, Special Initiatives of the Company and Kaiser in February 2000. From September 1998 through February 2000, Mr. Reman served as Vice President, Taxes of the Company and Kaiser. From September 1992 through September 1998, Mr. Reman served as Assistant Treasurer of the Company and Kaiser. Mr. Reman has served as a Vice President of MAXXAM since September 1992, including as Vice President--Taxes of MAXXAM from September 1992 until May 2000. From July 1984 until October 1986, Mr. Reman was a Senior Manager in the Tax Department of the New York office of Price Waterhouse after having served seven years with the New York office of Coopers & Lybrand. Mr. Reman also serves as Vice President--Taxes of MGHI, Pacific Lumber and Scopac LLC.

Kris S. Vasan. Mr. Vasan, age 51, has been Vice President, Strategic Risk Management of the Company since June 2000 and of Kaiser since August 2000. He previously served as Vice President, Financial Risk Management of the Company from June 1995 through June 2000. Mr. Vasan previously served as Treasurer of the Company from April 1993 until June 1995 and as Treasurer of Kaiser from April 1993 until August 1995. Prior to that, Mr. Vasan served the Company and Kaiser as Corporate Director of Financial Planning and Analysis from June 1990 until April 1993. From October 1987 until June 1990, he served as Associate Director of Financial Planning and Analysis.

Robert W. Warnock. Mr. Warnock, age 54, was elected to the position of Vice President, Performance Measurement and Analysis of the Company and Kaiser effective September 1999. He previously served as Controller, Corporate Operations from October 1997, and served as Controller of the Company's flat-rolled products business unit from 1993 to 1997. Mr. Warnock has been an employee of the Company since May 1969 and has held numerous positions in the financial organization.

John Wm. Niemand II. Mr. Niemand, age 56, became Secretary of the Company in June 1997 and Secretary of Kaiser in May 1997. He served as an Assistant Secretary of the Company and Kaiser from July 1988 until June 1997 and May 1997, respectively. Mr. Niemand has served as Senior Assistant General Counsel of the Company and Kaiser since February 2000. He previously served as Senior Corporate Counsel of the Company and Kaiser from May 1992 through December 1995, and as Assistant General Counsel of the Company and Kaiser from January 1996 through January 2000.

Robert J. Cruikshank. Mr. Cruikshank, age 70, has served as a director of the Company and Kaiser since January 1994. In addition, he has been a director of MAXXAM since May 1993. He currently is Chairman of the Audit Committees of the Boards of Directors of both the Company and Kaiser. Mr. Cruikshank was a Senior Partner in the international public accounting firm of Deloitte & Touche from December 1989 until his retirement in March 1993. Mr. Cruikshank served on the board of directors of Deloitte Haskins & Sells from 1981 to 1985 and as Managing Partner of the Houston office from June 1974 until its merger with Touche Ross & Co. in December 1989. Mr. Cruikshank also serves as a director of Reliant Energy Incorporated (formerly Houston Industries Incorporated), a public utility holding company with interests in electric and natural gas utilities, coal and transportation businesses; a director of Texas Biotechnology Incorporated; a trust manager of Weingarten Realty Investors; and as advisory director of Compass Bank--Houston.

James T. Hackett. Mr. Hackett, age 47, has been a director of the Company since June 2000 and of Kaiser since May 2000. He currently is a member of the Audit, Compensation Policy and Section 162(m) Compensation Committees of the Boards of Directors of both the Company and Kaiser. Since January 2000, Mr. Hackett has been Chairman, President and Chief Executive Officer of Ocean Energy, Inc., a company engaged in oil and natural gas exploration and production worldwide. From 1990 through 1995, Mr. Hackett worked for NGC Corporation, now known as Dynegy, Inc., serving as Senior Vice President and President of the Trident Division in 1995. From January 1996 until June 1997, Mr. Hackett served as Executive Vice President of PanEnergy Corporation and was responsible for integrated international energy development, domestic power operations, and various corporate staff functions. PanEnergy Corporation merged with Duke Energy Corporation in June 1997. From June 1997 until September 1998, Mr. Hackett served as President-Energy Services Group of Duke Energy Corporation, and was responsible for the non-regulated operations of Duke Energy, including energy trading, risk management, and international midstream energy infrastructure development and engineering services. From September 1998 through December 1998, Mr. Hackett was Chief Executive Officer of Seagull Energy Corporation, a company that was listed on the New York Stock Exchange, which was engaged primarily in exploration and production of oil and natural gas. From January 1999 through March 1999, Mr. Hackett assumed the additional title of Chairman of Seagull Energy Corporation, and when Seagull Energy Corporation merged with Ocean Energy, Inc. in March 1999, he was appointed President and Chief Executive Officer of Ocean Energy, Inc. Mr. Hackett also serves as a director of Temple Inland Inc. and New Jersey Resources Corporation.

George T. Haymaker, Jr. Mr. Haymaker, age 63, has served as Chairman of the Board of the Company and Kaiser since January 1994 (non-executive Chairman since January 1, 2000). He currently is a member of the Executive Committees of the Boards of Directors of both the Company and Kaiser. Mr. Haymaker served as Chief Executive Officer of the Company and Kaiser from January 1994 through December 1999, and served as President of the Company and Kaiser from June 1996 and May 1996, respectively, through July 1997. From May 1993 to December 1993, Mr. Haymaker served as President and Chief Operating Officer of the Company and Kaiser. Mr. Haymaker became a director of the Company in June 1993, and a director of Kaiser in May 1993. From 1987 to April 1993, Mr. Haymaker was a partner in a partnership that acquired, redirected and operated small to medium sized companies in the metals industry. Since July 1987, Mr. Haymaker has been a director, and from February 1992 through March 1993 was President, of Midamerica Holdings (formerly Metalmark Corporation), which is in the business of semi-fabrication of aluminum extrusions. Mr. Haymaker also served as Chief Executive Officer and a director of Amarlite Architectural Products, Inc., a producer of architectural curtain wall and entrance products, from August 1990 to April 1992 and from April 1989 to February 1993, respectively. He was a director of American Powdered Metals Company, which was engaged in the manufacture of powdered metal components, from August 1988 to March 1993, and Hayken Metals Asia Limited, which represented manufacturers of aluminum and metal products, from January 1988 to April 1993. From 1984 to 1986, Mr. Haymaker served as Executive Vice President--Aluminum Operations of Alumax Inc., responsible for all primary aluminum and semifabricating activities. From 1982 through 1984, he was Group Vice President, International Operations for Alcoa, Inc., and held other executive and management positions with that company from 1959 to 1982. Mr. Haymaker is also a director of Flowserve Corporation, a provider of valves, pumps and seals; a director of CII Carbon, LLC., a producer of calcined coke; and non-executive Chairman of the Board of Directors of Safeline Glass Corp., a provider of automotive replacement glass.

Charles E. Hurwitz. Mr. Hurwitz, age 60, was appointed Vice Chairman of the Company in December 1994 and has served as a director of the Company and Kaiser since November and October 1988, respectively. He currently is Chairman of the Executive Committees of the Boards of Directors of both the Company and Kaiser. Mr. Hurwitz has also served as a member of the Board of Directors and the Executive Committee of MAXXAM since August 1978 and was elected Chairman of the Board and Chief Executive Officer of MAXXAM in March 1980. From January 1993 to January 1998, he also served MAXXAM as President. Mr. Hurwitz also has been, since its formation in November 1996, Chairman of the Board, President and Chief Executive Officer of MGHI. He has been, since January 1974, Chairman of the Board and Chief Executive Officer of Federated Development Company ("Federated"), a Texas corporation primarily engaged in the management of real estate investments and principal stockholder of MAXXAM.

Ezra G. Levin. Mr. Levin, age 67, has been a director of the Company since November 1988. He has been a director of Kaiser since July 1991, and a director of MAXXAM since May 1978. He currently is a member of the Audit Committee and Chairman of the Compensation Policy Committee of the Boards of Directors of both the Company and Kaiser. Mr. Levin also served as a director of Kaiser from April 1988 to May 1990. Mr. Levin has served as a director of Pacific Lumber since February 1993, and as a manager on the Board of Managers of Scopac LLC since June 1998. From January 1974 through December 1995, he served as a trustee of Federated. Mr. Levin is a member of the law firm of Kramer Levin Naftalis & Frankel LLP. He has held leadership roles in various legal and philanthropic capacities and also has served as visiting professor at the University of Wisconsin Law School and Columbia College.

James D. Woods. Mr. Woods, age 69, has been a director of the Company since June 1999 and Kaiser since May 1999. He currently is a member of the Audit and Compensation Policy Committees and Chairman of the Section 162(m) Compensation Committee of the Boards of Directors of both the Company and Kaiser. Mr. Woods has served as Chairman Emeritus and Consultant for Baker Hughes Incorporated from 1997 to the present, and he was Chairman of the Board and Chief Executive Officer of Baker Hughes Incorporated from 1986 to 1996. Mr. Woods is a director of The Kroger Co.; Varco International, Inc.; and OMI Corporation.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no other Form 5s were required, the Company believes that all filing requirements were complied with which were applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and Kaiser, executive officers of the Company generally are directly employed and compensated by the Company. The following table sets forth compensation information, cash and non-cash, for each of the Company's last three completed fiscal years with respect to the Chief Executive Officer and the four most highly compensated executive officers of the Company (collectively referred to as the "Named Executive Officers") for the fiscal year ended December 31, 2000:

                                                                                        LONG-TERM COMPENSATION
                                                                                  ---------------------------------
                                                     ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                                             -----------------------------------  -----------------------   -------
              (a)                      (b)     (c)        (d)           (e)          (f)        (g)           (h)          (i)
                                                                       OTHER      RESTRICTED
                                                                       ANNUAL       STOCK     OPTIONS/       LTIP       ALL OTHER
           NAME AND                          SALARY      BONUS      COMPENSATION   AWARD(S)     SARS        PAYOUTS   COMPENSATION
      PRINCIPAL POSITION              YEAR     ($)        ($)          ($)(1)        ($)         #          ($)(2)         ($)
------------------------------        ----   -------   ----------   ------------  ----------  -----------   -------   -------------
Raymond J. Milchovich                 2000   630,000   987,336             --     117,525(3)  385,000        75,254    31,500(4)
President and Chief Executive
Officer                               1999   518,502   174,144             --          -0-    500,000       134,515   389,520(4)(5)
(Chief Executive Officer
beginning January 2000)               1998   419,583   250,000             --          -0-    500,000       102,211    20,979(4)

John T. La Duc                        2000   372,493   435,000             --          -0-         -0-       59,065    18,625(4)
Executive Vice President and          1999   358,167   171,928(6)          --          -0-         -0-      120,990    17,908(4)
Chief Financial Officer               1998   320,000   220,000(6)          --          -0-    468,750       124,356    16,000(4)

Jack A. Hockema                       2000   315,000   250,000             --          -0-     28,184       235,600    15,750(4)
Executive Vice President and          1999   265,000   212,085             --          -0-         -0-      165,270    13,250(4)
President of Kaiser Fabricated
Products                              1998   225,000    70,830             --          -0-         -0-      292,950    11,250(4)

J. Kent Friedman                      2000   450,000   360,000         98,053          -0-     18,800(8)         -0-   14,777(9)
Senior Vice President and             1999    37,500       -0-             --          -0-    184,500(10)        -0-       47(9)
General Counsel(7)                    1998        --        --             --          --          --            --        --

Joseph A. Bonn                        2000   296,250   290,716             --          -0-         -0-       44,747   164,813(4)(5)
Vice President, Commodities           1999   259,585    78,721             --          -0-    163,190        79,760    12,979(4)
Marketing, Corporate
Planning and Development              1998   235,300    89,560             --          -0-         -0-       82,898    11,765(4)

----------

(1) Excludes perquisites and other personal benefits which in the aggregate amount do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(2) Amounts reflect the value of the actual payment received during the year indicated in connection with awards made under the Company's long-term incentive program for the rolling three-year performance periods 1995-1997, 1996-1998 and 1997-1999. The awards generally were paid in two equal installments: the first during the year following the end of the three-year performance period and the second during the following year. Pursuant to the terms of Mr. Hockema's employment agreement, the full amount of his award for the 1997-1999 performance period was paid in cash during 2000. Total awards for the 1995- 1997, 1996-1998 and 1997-1999 periods were $161,500, $150,000 and $33,925 for
         Mr. Milchovich; $164,900, $120,000 and $22,081 for Mr. La Duc;
         $292,950, $165,270 and $235,600 for Mr. Hockema; and $90,965, $92,580
         and $13,395 for Mr. Bonn, respectively.

         For the performance periods 1995-1997 and 1996-1998, the awards generally were made 57% in shares of Kaiser common stock and 43% in cash. The aggregate number of shares distributed was based on the average closing price of Kaiser's common stock during the last December of each such performance period. For the 1997-1999 performance period, awards generally were made entirely in shares of Kaiser common stock. One-half of the aggregate number of shares distributed was based on the average closing price of Kaiser's common stock during the last December of such performance period; the other half was based on a target price of $15.00 per share.

         During the first quarter of 2001, Messrs. Hockema and Bonn were awarded long-term incentive compensation for the performance period 1998-2000 in the amount of $286,400 and $146,019, respectively. Mr. Hockema also was awarded a special "growing the business bonus" for the 1999-2000 period in the amount of $601,200. As these amounts were paid in 2001, they are not reflected in the above table. Additional information with respect to the long-term component of the Company's incentive compensation program is set forth below in the "Long-Term Incentive Plan Awards Table" and in the "Report of the Compensation Committees on Executive Compensation."

(3) On August 15, 2000, Mr. Milchovich was granted 26,116 shares of restricted Kaiser common stock. The value of such shares included in the above table was determined by multiplying the number of shares by the closing market price of a share of Kaiser's common stock on the New York Stock Exchange on the grant date. The restrictions on the shares generally will lapse and the shares will vest on March 28, 2002, provided that Mr. Milchovich is then an employee. However, if prior to March 28, 2002 a share of Kaiser's common stock trades at $9.00 or more for 20 consecutive days, then one half of the shares will vest on the day that such condition has been met and the other half of the shares will vest on the later of that day or March 28, 2001. Vesting also may be accelerated under certain other circumstances. Any dividends paid on the shares prior to the lapse of the restrictions will be placed in escrow and will be paid out at such time, if any, that the restrictions lapse. As of the end of 2000, the above shares were valued at $96,303, based on the closing price of Kaiser common stock on the New York Stock Exchange on December 29, 2000. The restricted shares granted to Mr. Milchovich in August 2000 were the only restricted shares held by him at the end of 2000.

(4) Includes accruals by the Company of $31,500, $25,925, and $20,979 for Mr. Milchovich; $18,625, $17,908, and $16,000 for Mr. La Duc; $15,750,
         $13,250, and $11,250 for Mr. Hockema; and $14,813, $12,979, and $11,765
         for Mr. Bonn under its Supplemental Savings and Retirement Plan and Supplemental Benefits Plan for 2000, 1999 and 1998, respectively.

(5) Includes moving-related items of $363,595 for Mr. Milchovich for 1999 and $150,000 for Mr. Bonn for 2000.

(6) Includes $75,000 (to be paid over a three-year period) for 1999, and $50,000 (paid over a two-year period) for 1998, which is being reimbursed by MAXXAM.

(7) Mr. Friedman became an executive officer of the Company in December 1999. He receives his compensation from MAXXAM and the Company reimburses MAXXAM for certain allocable costs associated with his performance of services for the Company. The table reflects Mr. Friedman's total compensation. For the year 2000, 50% of the amounts in columns (c) and (d) and approximately 50% of the amounts in columns (e) and (i) with respect to Mr. Friedman were allocated to the Company.

(8)      Represents options with tandem SARs for shares of MAXXAM common stock.

(9) Represents matching contributions by MAXXAM during 2000 under its 401(k) savings plan of $6,800; and $7,977 and $47 accrued by MAXXAM for 2000 and 1999, respectively, in respect of MAXXAM's Revised Capital Accumulation Plan of 1988 pursuant to which, in general, benefits vest 10% annually and are payable upon termination of employment from MAXXAM.

(10) Represents options for 167,000 shares of Kaiser common stock and options (with tandem SARs) for 17,500 shares of MAXXAM common stock.

OPTION/SAR GRANTS

The following table sets forth certain information concerning stock options or SARs granted in fiscal year 2000 to any of the Named Executive Officers:

                                          INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------
         (a)                       (b)              (c)              (d)            (e)             (f)
                                  # OF          % OF TOTAL
                               SECURITIES      OPTIONS/SARS
                               UNDERLYING       GRANTED TO       EXERCISE OR                    GRANT DATE
                              OPTIONS/SARS     EMPLOYEES IN      BASE PRICE      EXPIRATION    PRESENT VALUE
         NAME                    GRANTS            2000           ($/SHARE)         DATE            ($)
---------------------         -------------    ------------      -----------     ----------    -------------
Raymond J. Milchovich         135,000(1)(2)       23.3              9.4063        07/02/03      670,000(3)
Raymond J. Milchovich          50,000(1)(4)        8.6              9.5000        06/01/09      227,885(5)
Raymond J. Milchovich         100,000(1)(4)       17.3             12.3500        06/01/09      455,765(5)
Raymond J. Milchovich         100,000(1)(4)       17.3             14.2500        06/01/09      455,765(5)
Jack A. Hockema                28,184(1)(6)        4.9              6.0938        02/03/10      135,000(7)
J. Kent Friedman               18,800(8)(9)       9.41(10)         16.3750        12/18/10      144,755(11)

----------

(1)      Represents shares of Kaiser common stock underlying stock options.

(2) The options generally vest at the rate of 8,000 on December 31, 2001 and 127,000 on December 31, 2002. Vesting may be accelerated in certain circumstances.

(3) Valuation utilizing the Black-Scholes option pricing method with the following assumptions: 3-year monthly volatility for Kaiser common stock, 5.80% risk-free rate (based on U.S. Treasury strip rate on the date of grant with a term equal to that of the option), no dividend yield and 5-year exercise date. No adjustments were made for non-transferability or risk of forfeiture.

(4) The options generally vest at the rate of 40% on January 1, 2004 and 60% on January 1, 2005. Vesting may be accelerated in certain circumstances.

(5) Valuation based on a targeted gain at achievement of a stock price goal of $16.20 for a share of Kaiser common stock, with a ten-year exercise period. No adjustments were made for non-transferability or risk of forfeiture.

(6) The options generally vest at the rate of 331/3% per year, beginning on February 3, 2001, with an additional 331/3% vesting each February 3 thereafter until fully vested, provided that if as of any such vesting date Kaiser's common stock has not traded at $10.00 or more per share for at least 20 consecutive trading days during the option period, the vesting date will be the date such condition has been met or February 3, 2009, whichever is earlier. Vesting may be accelerated in certain circumstances.

(7) Valuation utilizing the Black-Scholes option pricing method with the following assumptions: 3-year weekly volatility for Kaiser common stock, 6.84% risk-free rate (based on U.S. Treasury strip rate on the date of grant with a term equal to that of the option), no dividend yield and 10-year exercise date. No adjustments were made for non-transferability or risk of forfeiture.

(8) Represents shares of MAXXAM common stock underlying stock options with tandem SARs.

(9) The options generally vest at the rate of 20% per year, beginning on December 18, 2001, with an additional 20% vesting each December 18 thereafter until fully vested.

(10) Represents the percentage of total options/SARs granted to employees of MAXXAM.

(11) Valuation utilizing Black-Scholes option pricing method with the following assumptions: 5-year daily volatility for MAXXAM common stock, 5.18% risk-free rate (10-year Government Bond as of the grant date), no dividend yield and 6.59-year exercise date. No adjustments were made for non-transferability or risk of forfeiture.

The stock options with respect to Kaiser's common stock set forth in the above table were granted under the Kaiser 1997 Omnibus Stock Incentive Plan (the "1997 Omnibus Plan") and are exercisable for cash, Kaiser common stock or a combination thereof. The stock options with respect to the MAXXAM common stock set forth in the above table were granted under the MAXXAM 1994 Omnibus Employee Incentive Plan (the "MAXXAM Omnibus Plan") and are exercisable for cash, MAXXAM common stock or a combination thereof, at MAXXAM's discretion.

OPTION/SAR EXERCISES AND FISCAL YEAR END VALUE TABLE

The table below provides information on an aggregated basis concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the fiscal year ended December 31, 2000, by each of the Company's Named Executive Officers, and the 2000 fiscal year-end value of unexercised options and SARs, including SARs exercisable for cash only.


         (a)                 (b)           (c)                    (d)                           (e)
                                                                                        VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED             IN-THE-MONEY
                                                               OPTIONS/SARS                 OPTIONS/SARS
                            SHARES                            AT YEAR END (#)           AT FISCAL YEAR-END ($)
                         ACQUIRED ON       VALUE       ----------------------------  ----------------------------
         NAME            EXERCISE (#)   REALIZED ($)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE  SUNEXERCISABLE
----------------------   ------------   ------------   -----------    -------------  ------------  --------------
Raymond J. Milchovich        -0-            -0-         388,200(1)     1,004,000(1)         --(2)            --(2)
John T. La Duc               -0-            -0-         290,450(1)       187,500(1)         --(2)            --(2)
                             -0-            -0-           4,000(3)            -0-           --(4)            -0-
Jack A. Hockema              -0-            -0-              -0-          28,184(1)         -0-              --(2)
J. Kent Friedman             -0-            -0-          33,400(1)       133,600(1)         --(2)            --(2)
                             -0-            -0-           3,500(5)        32,800(5)         --(4)            --(4)
Joseph A. Bonn               -0-            -0-         117,293(1)        54,397(1)         --(2)            --(2)

----------

(1)      Represents stock options for shares of Kaiser common stock.

(2) Valued at $3.688, the closing price of Kaiser's common stock on December 29, 2000, less the exercise price. No value is shown because the exercise price is higher than such closing price.

(3) Represents SARs relating to MAXXAM common stock. The SARs relating to MAXXAM common stock set forth in the above table for Mr. La Duc were granted under MAXXAM's 1984 Phantom Share Plan (the "MAXXAM Phantom Plan"). All of Mr. La Duc's SARs under the MAXXAM Phantom Plan are exercisable for cash only.

(4) Valued at $15.188 per share, the closing price of MAXXAM common stock on December 29, 2000, less the exercise price. No value is shown because the exercise price is higher than such closing price.

(5)      Represents stock options (with tandem SARs) for MAXXAM common stock.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

Each of the Company's Named Executive Officers listed below received a distribution in 2000 under the long-term component of the Company's incentive compensation program for the 1996-1998 and 1997-1999 three-year, long-term performance periods. The following table and accompanying footnotes describe the distributions received by each of such Named Executive Officers in 2000.


                                                                             ESTIMATED FUTURE PAYOUTS
                                                                      UNDER NON-STOCK PRICE BASED PLANS (4)
                                                                      -------------------------------------
       (a)                         (b)              (c)                   (d)          (e)              (f)
                                                PERFORMANCE OR
                                             OTHER PERIODS UNTIL
                                NUMBER OF        MATURATION
       NAME                      SHARES           OR PAYOUT           THRESHOLD       TARGET       MAXIMUM
----------------------        ------------   -------------------      ---------     ----------     -------
Raymond J. Milchovich           7,858(1)            --                   --             --            --
                                1,811(2)            --(3)                --             --            --
John T. La Duc                  6,286(1)            --                   --             --            --
                                1,179(2)            --(3)                --             --            --
Joseph A. Bonn                  4,850(1)            --                   --             --            --
                                  715(2)            --(3)                --             --            --

----------

(1) Represents the stock portion of the second installment of long-term incentive award distributed in March 2000 in connection with the 1996-1998 three-year, long-term performance period. The average closing price of Kaiser's common stock during December 1998 was $5.44 per share. The total awards for the 1996-1998 long-term performance period for Messrs. Milchovich, La Duc, and Bonn were $150,000, $120,000, and $92,580, respectively.

(2) Represents the stock portion of the first installment of long-term incentive award distributed in April 2000 in connection with the 1997-1999 three-year, long-term performance period. The average closing price of Kaiser's common stock during December 1999 was $6.809 per share. The total awards for the 1997-1999 long-term performance period for Messrs. Milchovich, La Duc, and Bonn were $33,925, $22,081, and $13,395, respectively.

(3) Payment of the second installment for the 1997-1999 long-term performance period was conditioned on continued employment. The second installment was distributed in February 2001.

(4) All payments in connection with the 1996-1998 and 1997-1999 three-year, long-term performance periods have been made.

The amount of the awards earned for a performance period for which awards are included in the above table were dependent upon the level of satisfaction of performance criteria established for that period. During the 1996-1998 performance periods, target incentives were based on the return on assets employed in the business. During the 1997- 1999 performance period, target incentives were based upon earnings per share targets established in 1997.

DEFINED BENEFIT PLANS

Company Retirement Plan

The Company maintains a qualified, defined-benefit retirement plan (the "Retirement Plan") for salaried employees of the Company and co-sponsoring subsidiaries who meet certain eligibility requirements. The table below shows estimated annual retirement benefits payable under the terms of the Retirement Plan to participants with the indicated years of credited service. These benefits are reflected without reduction for the limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code") on qualified plans and before adjustment for the Social Security offset, thereby reflecting aggregate benefits to be received, subject to Social Security offsets, under the Retirement Plan and the Supplemental Benefits Plan (as defined below).


                                                      YEARS OF SERVICE
   AVERAGE ANNUAL        ------------------------------------------------------------------------------
    REMUNERATION             15              20               25                30               35
 ------------------      -----------      ---------        ---------        ---------        ----------
   $  250,000            $  56,250        $  75,000        $  93,750        $ 112,500        $ 131,250
      350,000               78,750          105,000          131,250          157,500          183,750
      450,000              101,250          135,000          168,750          202,500          236,250
      550,000              123,750          165,000          206,250          247,500          288,750
      650,000              146,250          195,000          243,750          292,500          341,250
      750,000              168,750          225,000          281,250          337,500          393,750
      850,000              191,250          255,000          318,750          382,500          446,250
      950,000              213,750          285,000          356,250          427,500          498,750
    1,050,000              236,250          315,000          393,750          472,500          551,250

The estimated annual retirement benefits shown are based upon the assumptions that current Retirement Plan and Supplemental Benefits Plan provisions remain in effect, that the participant retires at age 65, and that the retiree receives payments based on a straight-life annuity for his lifetime. Messrs. Milchovich, La Duc, Hockema and Bonn had 20.6, 31.3, 8.9, and 33.5 years of credited service, respectively, on December 31, 2000. Monthly retirement benefits, except for certain minimum benefits, are determined by multiplying years of credited service (not in excess of 40) by the difference between 1.50% of average monthly compensation for the highest base period (of 36, 48 or 60 consecutive months, depending upon compensation level) in the last 10 years of employment and 1.25% of monthly primary Social Security benefits. Pension compensation covered by the Retirement Plan and the Supplemental Benefits Plan consists of salary and bonus amounts set forth in the Summary Compensation Table (column (c) plus column (d) thereof).

Participants are entitled to retire and receive pension benefits, unreduced for age, upon reaching age 62 or after 30 years of credited service. Full early pension benefits (without adjustment for Social Security offset prior to age 62) are payable to participants who are at least 55 years of age and have completed 10 or more years of pension service (or whose age and years of pension service total 70) and who have been terminated by the Company or an affiliate for reasons of job elimination or partial disability. Participants electing to retire prior to age 62 who are at least 55 years of age and who have completed 10 or more years of pension service (or whose age and years of pension service total at least 70) may receive pension benefits, unreduced for age, payable at age 62 or reduced benefits payable earlier. Participants who terminate their employment after five years or more of pension service, or after age 55 but prior to age 62, are entitled to pension benefits, unreduced for age, commencing at age 62 or, if they have completed 10 or more years of pension service, actuarially reduced benefits payable earlier. For participants with five or more years of pension service or who have reached age 55 and who die, the Retirement Plan provides a pension to their eligible surviving spouses. Upon retirement, participants may elect among several payment alternatives including, for most types of retirement, a lump-sum payment.

MAXXAM Pension Plan

All officers who are also employees and other regular employees of MAXXAM automatically participate in MAXXAM's Pension Plan (the "MAXXAM Pension Plan"), a noncontributory, defined benefit plan. Benefits equal the sum of an employee's "past service benefit" and "future service benefit." Benefits are based on (i) an employee's base salary, including overtime, but excluding bonuses, commissions and incentive compensation and (ii) an employee's age and the number of years of service with MAXXAM.

Under the MAXXAM Pension Plan, the annual past service benefit is the greatest of:

         (i)      benefits accrued under the plan through December 31, 1986;

         (ii) the product of (a) the sum of 0.8% of the participant's Past Service Compensation Base (as defined), plus 0.8% of the participant's Past Service Compensation Base in excess of $15,000 and (b) the participant's credited years of service prior to January 1, 1987; or

         (iii) the product of 1.2% of the participant's Past Service Compensation Base and the participant's credited years of service prior to January 1, 1987.

For 1987 and 1988, the annual future service benefit equaled 1.6% of an employee's compensation up to two-thirds of the Social Security wage base, plus 2.4% of any remaining compensation. Effective January 1, 1989, the annual future service benefit equaled 1.75% of an employee's compensation for each year of participation, plus 0.6% of the employee's compensation in excess of $10,000. Effective January 1, 1995, the annual future service benefit equals 2.35% of an employee's compensation for each year of participation.

The amount of an employee's aggregate plan compensation that may be included in benefit computations under the MAXXAM Pension Plan is limited to $170,000 for 2000. Benefits are generally payable as a lifetime annuity or, with respect to married employees, as a 50% joint and survivor annuity, or, if the employee elects (with spousal consent), in certain alternative annuity forms. Benefits under the MAXXAM Pension Plan are not subject to any deductions for Social Security or other offsets. The covered compensation for 2000 and credited years of service as of December 31, 2000 for the MAXXAM Pension Plan and estimated annual benefit payable upon retirement at normal retirement age for Mr. Friedman was $170,000--1 year--$37,172.

The projected benefit shown above was computed as a lifetime annuity amount, payable beginning at age 65. The benefit amount reflects a covered compensation limit of $170,000 for 2001 and subsequent years under Section 401(a)(17) of the Code. In addition, the amounts reflects a maximum benefit limit of $140,000 for 2001 and subsequent years (with early retirement reductions where applicable) that is placed upon annual benefits that may be paid to a participant in the MAXXAM Pension Plan at retirement under Section 415 of the Code. Combined plan limits applicable to employees participating in both defined contribution and defined benefit plans have not been reflected.

Company Supplemental Benefits Plan

The Company maintains an unfunded, non-qualified Supplemental Benefits Plan (the "Supplemental Benefits Plan"), the purpose of which is to restore benefits which would otherwise be paid from the Retirement Plan or the Supplemental Savings and Retirement Plan, a qualified Section 401(k) plan (the "Savings Plan"), were it not for the Section 401(a)(17) and Section 415 limitations imposed by the Code. Participation in the Supplemental Benefits Plan includes all employees of the Company and its subsidiaries whose benefits under the Retirement Plan and Savings Plan are likely to be affected by such limitations imposed by the Code. Eligible participants are entitled to receive the equivalent of the Retirement Plan and Savings Plan benefits which they may be prevented from receiving under those plans because of such Code limitations.

MAXXAM Supplemental Executive Retirement Plan

Effective March 8, 1991, MAXXAM adopted an unfunded non-qualified Supplemental Executive Retirement Plan (the "MAXXAM SERP"). The MAXXAM SERP provides that eligible participants are entitled to receive benefits which would have been payable to such participants under the MAXXAM Pension Plan except for the limitations imposed by the Code. Participants in the MAXXAM SERP are selected by MAXXAM's Board of Directors. Mr. Friedman was entitled to receive benefits under the MAXXAM SERP during 2000.

The following projections for Mr. Friedman are based on the same assumptions as utilized in connection with the MAXXAM Pension Plan projections above. The 2000 qualified plan pay limit ($170,000) and benefit limit ($140,000) are reflected for all years in the future. In addition, no future increases in Mr. Friedman's covered compensation amounts from the 2000 levels are assumed.


COVERED COMPENSATION FOR 2000:
Qualified Plan                                       $         170,000
Nonqualified Plan                                              280,000
                                                     -----------------
Total                                                $         450,000
                                                     =================

CREDITED YEARS OF SERVICE AS OF DECEMBER 31, 2000                    1

PROJECTED NORMAL RETIREMENT BENEFIT:
Qualified Plan                                       $          37,172
Nonqualified Plan                                               59,220
                                                     -----------------
Total                                                $          96,392
                                                     =================


Company Termination Payment Policy

Most full-time salaried employees of the Company are eligible for benefits under an unfunded termination policy if their employment is involuntarily terminated, subject to a number of exclusions. The policy provides for lump-sum payments after termination ranging from one-half month's salary for less than one year of service graduating to eight months' salary for 30 or more years of service. The amounts payable to Messrs. Milchovich, La Duc, Hockema, and Bonn under the policy if they had been involuntarily terminated on December 31, 2000, would have been $315,000, $248,328, $65,625, and $197,504, respectively.

MAXXAM Severance or Termination Policy

Severance or termination pay is generally granted to regular full-time employees of MAXXAM who are involuntarily terminated, subject to certain conditions and a number of exclusions, pursuant to an unfunded policy. After such termination, the policy provides for payment in an amount ranging from two weeks' salary for at least one year of service graduating to a maximum of 104 weeks' salary. The amount payable under the policy to Mr. Friedman if he had been involuntarily terminated on December 31, 2000 would have been $17,308.

MAXXAM Deferred Compensation Program

Certain executive officers of MAXXAM, including Mr. Friedman, are eligible to participate in a deferred compensation program. An eligible executive officer may defer up to 30% of gross salary and up to 30% of any bonus otherwise payable to such executive officer for any calendar year. The designated percentage of deferred compensation is credited to a book account as of the date such compensation would have been paid and is deemed "invested" in an account bearing interest calculated using one-twelfth of the sum of the prime rate plus 2% on the first day of each month. Deferred compensation, including all earnings credited to the book account, will be paid in cash to the executive or beneficiary as soon as practicable following the date the executive ceases for any reason to be an employee of MAXXAM, either in a lump sum or in a specified number of annual installments, not to exceed ten, at the executive's election.

DIRECTOR COMPENSATION

Each of the directors who is not an employee of the Company, Kaiser, or MAXXAM, generally receives an annual base fee for services as a director, a portion of which is paid in the form of an option to purchase shares of Kaiser common stock, as more fully described below. For the year 2000, the base fee was $40,000, including $10,000 of value in Kaiser stock options. Beginning in 2000, such stock options will be granted in May for services rendered during the prior 12 months. Accordingly, the grant made in May 2000 was appropriately prorated to cover services rendered from January through May 2000. During 2000, in respect of base compensation, Messrs. Cruikshank, Levin and Woods each received $34,167, of which $4,167 of value was in the form of Kaiser stock options, and Mr. Hackett, who was elected to the Board of Directors at the May 2000 Annual Meeting of Stockholders, received $18,132 in cash. Mr. Haymaker's compensation for services as a director is covered by a separate agreement with the Company, which is discussed below.

For the year 2000, non-employee directors of the Company and Kaiser who were non-employee directors of MAXXAM, also received director or committee fees from MAXXAM. In addition, the non-employee Chairman of each of the committees was paid a fee of $3,000 per year for services as Chairman. All non-employee committee members also generally received a fee of $1,500 per day per committee meeting held in person on a date other than a Board meeting date and $500 per formal telephonic committee meeting. In respect of 2000, Messrs. Cruikshank, Hackett, Levin, and Woods received an aggregate of $8,250, $1,500, $7,500, and $4,750, respectively, in such committee fees from the Company and Kaiser in the form of cash payments.

Non-employee directors are eligible to participate in the 1997 Omnibus Plan. In 2000, non-employee directors participated in a program under the 1997 Omnibus Plan pursuant to which each non-employee director was entitled to receive as part of his base fee for the year options valued at $10,000 to purchase Kaiser common stock at a price equal to the average of the high and low market price of Kaiser common stock on the day of the grant, with the number of shares covered by the options determined using the Black-Scholes option pricing method. Prior to 2000, the annual stock option grant was made in December of each year for services during the prior twelve months. In 2000, the program was modified so that the annual grant will be made in May with respect to services rendered during the preceding twelve months. Accordingly, the amount of the grant made in May 2000 was appropriately prorated. On May 31, 2000, in respect of services for the period from January through May 2000, Messrs. Cruikshank, Levin, and Woods each received options under the program to purchase 1,191 shares of Kaiser common stock at an exercise price of $4.3438 per share. In general, such stock options will become exercisable at the earlier of (a) the time when Kaiser common stock trades at $10 or more per share for 20 consecutive trading days and at least one year has elapsed since the date of the grant, or (b) nine years after the date of grant, and such options generally will be exercisable for a period ending ten years from the date of grant. Because Mr. Hackett did not become a director of Kaiser until the end of May 2000 or of the Company until June 2000, he did not receive an option grant under this program during 2000. Effective 2001, the value of the grant to be made under this program will be increased to $20,000. The exercise price will be the average of the high and low market price for Kaiser common stock on the date of the grant. In general, such stock options will become exercisable one year from the date of the grant, and will be exercisable for a period of ten years from the date of grant.

In 2000, the Company had a program pursuant to which a one-time grant of an option to purchase Kaiser common stock was to be made to each new non-employee director of the Company based on the market price of such stock on the day of the grant. In each instance the grant was to have a value of $10,000, and the number of shares covered by the option was to be determined using the Black-Scholes option pricing method. Each option would become exercisable at the earlier of (a) the time when Kaiser common stock trades at $10 or more per share for 20 consecutive trading days and at least one year has elapsed since the date of the grant, or (b) nine years after the date of grant. On February 29, 2000, Mr. Woods received an option under such program to purchase 2,358 shares of Kaiser common stock at an exercise price of $5.5625 per share. On May 31, 2000, Mr. Hackett also received an option under such program to purchase 2,858 shares of Kaiser common stock at an exercise price of $4.3438 per share. This program has been discontinued commencing with the year 2001.

Directors are reimbursed for travel and other disbursements relating to Board and committee meetings, and non-employee directors are provided travel accident insurance in respect of Company-related business travel. Subject to the approval of the Chairman of the Board, directors also may be paid additional ad hoc fees for extraordinary services in the amount of $750 per one-half day or $1,500 per day.

Effective 2001, the base fee payable to non-employee directors was increased to $50,000, of which $20,000 of value will be paid in the form of options to purchase Kaiser common stock. In addition, each non-employee member of the Board will receive a fee of $1,500 per day for all Board meetings attended in person and $500 for each formal telephone meeting of the Board. The existing programs for reimbursement of travel expenses and payment of additional amounts for services as Chairman for certain committees of the Board, for attendance at certain meetings of such committees and for certain special activities, shall continue unmodified.

The Company and Kaiser have a deferred compensation program in which all non-employee directors are eligible to participate. By executing a deferred fee agreement, a non-employee director may defer all or part of the fees from the Company and Kaiser for services in such capacity for any calendar year. The deferred fees are credited to a book account and are deemed "invested," in 25% increments, in two investment choices: in phantom shares of Kaiser common stock and/or in an account bearing interest calculated using one-twelfth of the sum of the prime rate plus 2% on the first day of each month. If deferred, fees, including all earnings credited to the book account, are paid in cash to the director or beneficiary as soon as practicable following the date the director ceases for any reason to be a member of the Board, either in a lump sum or in a specified number of annual installments not to exceed ten, at the director's election. With the exception of Mr. Haymaker, who commenced deferring his fees in 2000, no deferral elections have been made under this program.

Fees to directors who are also employees of Kaiser or MAXXAM are deemed to be included in their salary. Directors of the Company were also directors of Kaiser and received the foregoing compensation for acting in both capacities.

As of January 1, 2000, Mr. Haymaker, the Company and Kaiser entered into an agreement concerning the terms upon which he would serve as a director and non-executive Chairman of the Boards of the Company and Kaiser through Kaiser's 2001 Annual Meeting. Under the agreement, Mr. Haymaker provides consulting services to the Company and Kaiser, in addition to acting as a director. For the year 2000, Mr. Haymaker's compensation under the agreement was $250,000, of which $40,000 represented his base Director's fee and any Board committee fees otherwise payable. For the year 2001, Mr. Haymaker's annual base compensation will be $250,000, inclusive of his base Director's fee and any Board committee fees otherwise payable. He also will be eligible for annual incentive compensation having a target amount of $50,000, payable upon the achievement of goals established by the Board. Mr. Haymaker's base compensation and any incentive compensation for 2001 will be prorated for service through the expiration of the agreement. Compensation under the agreement is payable in cash. As permitted by the agreement, Mr. Haymaker has elected to defer receipt of the Director fee portion of the compensation in accordance with the deferred compensation program discussed above.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Raymond J. Milchovich

Mr. Milchovich and the Company entered into an employment agreement effective June 1, 1999. Pursuant to the terms of the agreement, Mr. Milchovich is entitled to a base salary of $692,000 for 2001 and not less than $750,000 for 2002. The amount is reviewed annually by the Section 162(m) Compensation Committee of the Board to evaluate Mr. Milchovich's performance, and in any event on and after January 1, 2003, will be adjusted for inflation consistent with the general program of increases for other executives and management employees.

Mr. Milchovich's agreement establishes a target bonus equal to 80% of base salary per year, which will be payable based on the attainment by the Company of the short-term bonus plan objectives under the Company's executive bonus plan for such year, as such objectives are agreed upon annually consistent with the Company's business plan for the relevant year.

Under the terms of the agreement, Mr. Milchovich received stock options to purchase 750,000 shares of Kaiser's common stock under the 1997 Omnibus Plan. Twenty percent (20%) of the options, or 150,000 shares, were granted with an exercise price of $9.50 per share, forty percent (40%) of the options, or 300,000 shares, were granted with an exercise price of $12.35 per share, and forty percent (40%) of the options, or 300,000 shares, were granted with an exercise price of $14.25 per share. Twenty percent (20%) of the options at each exercise price vest annually, beginning January 1, 2001, with an additional twenty percent (20%) vesting each January 1 thereafter until fully vested. Vesting may be accelerated in certain circumstances. The options expire June 1, 2009. The options are in lieu of any payment of long-term incentive compensation under the executive bonus plan for the five year period beginning January 1, 2000, although Mr. Milchovich remains eligible for additional option grants at the discretion of the Section 162(m) Compensation Committee of the Board.

Mr. Milchovich's agreement provides that upon the termination of his employment for any reason other than termination for cause, his acceptance of any offer of employment with an affiliate of the Company, or a voluntary termination by Mr. Milchovich for other than good reason, then Mr. Milchovich would be entitled to receive the following benefits: (A) an early retirement lump sum payment, equal to the excess, if any, of the sum of (i) the lump sum benefit from the Kaiser Retirement Plan that Mr. Milchovich would have been entitled to as of the date of his actual termination based upon the terms of the Retirement Plan as in effect June 1, 1999, and as if he qualified for a full early retirement pension, and (ii) the lump sum benefit from the Supplemental Benefits Plan based upon the terms of that Plan as in effect June 1, 1999, and as if he qualified for a Retirement Plan full early retirement pension, over (iii) an amount equal to the lump sum actuarial equivalent of Mr. Milchovich's actual benefit payable from the Retirement Plan on account of his actual termination, plus the actual benefit payable from the Supplemental Benefits Plan on account of his actual termination; (B) full health benefits as if Mr. Milchovich had qualified for an early retirement pension; (C) a lump sum equal to Mr. Milchovich's base salary as of the date of his termination for a period equal to the greater of (x) the number of months remaining in the employment period, or (y) two years, plus an amount equal to Mr. Milchovich's target annual bonus for the year of termination; and (D) all unvested stock options held by Mr. Milchovich on the date of such termination that would have vested during his employment period would immediately vest and become exercisable in full for the remaining portion of the applicable period. In the event of a change in control, the terms and conditions of Mr. Milchovich's agreement would continue in full force and effect during the period that he would continue to provide services; provided, in the event of a termination of his employment by the Company other than for cause, or in the event Mr. Milchovich would terminate his employment for any reason within twelve
(12) months following a change in control, the foregoing benefits would become due and payable.

John T. La Duc

Mr. La Duc and the Company entered into a five-year employment agreement effective January 1, 1998. Pursuant to the terms of the agreement, Mr. La Duc is entitled to a base salary of $378,560 for 2001. The amount is reviewed annually to evaluate Mr. La Duc's performance, and in any event will be adjusted for inflation consistent with the general program of increases for other executives and management employees. Mr. La Duc's agreement established an annual target bonus of $200,000 (subject to adjustment for inflation) payable upon the Company achieving short-term objectives under its executive bonus plan which are to be agreed upon annually and be otherwise consistent with the Company's business plan.

Pursuant to the terms of the agreement, Mr. La Duc received in 1998 a grant under the 1997 Omnibus Plan of options to purchase 468,750 shares of Kaiser's common stock at an exercise price of $9.3125 per share. This grant was intended to have a value at the date of grant equivalent to a value of five times Mr. La Duc's annual long-term incentive target of $465,000 and to be in lieu of any payment of long-term incentive compensation under the Company's executive bonus plan for the five-year period beginning January 1, 1998, although Mr. La Duc remains eligible for additional option grants. The options granted pursuant to the terms of Mr. La Duc's agreement generally vest at the rate of 20% per year, beginning on December 31, 1998, with an additional 20% vesting each December 31 thereafter until fully vested, although vesting may be accelerated in certain circumstances.

Mr. La Duc's agreement provides that upon the termination of his employment for any reason other than termination for cause, his acceptance of any offer of employment with an affiliate of the Company, or a voluntary termination by Mr. La Duc for other than good reason, or if Mr. La Duc's employment terminates by the expiration of the employment period under the agreement without an offer for continued employment by the Company for a position of responsibility comparable to that held by Mr. La Duc at the beginning of the employment period and on substantially the same or improved terms and conditions, then Mr. La Duc would be entitled to receive the following benefits: (A) an early retirement lump sum payment, equal to the excess, if any, of the sum of (i) the lump sum benefit from the Retirement Plan that Mr. La Duc would have been entitled to as of the date of his actual termination based upon the terms of the Retirement Plan as in effect January 1, 1998, and as if he qualified for a full early retirement pension, and (ii) the lump sum benefit from the Supplemental Benefits Plan based upon the terms of that Plan as in effect January 1, 1998, and as if he qualified for a Retirement Plan full early retirement pension, over (iii) an amount equal to the lump sum actuarial equivalent of Mr. La Duc's actual benefit payable from the Retirement Plan on account of his actual termination, plus the actual benefit payable from the Supplemental Benefits Plan on account of his actual termination; (B) full health benefits as if Mr. La Duc had qualified for an early retirement pension; (C) a lump sum equal to Mr. La Duc's base salary as of the date of his termination for a period equal to the greater of (x) the number of months remaining in the employment period, or (y) two years, plus an amount equal to Mr. La Duc's target annual bonus for the year of termination (but no less than $200,000); and (D) all unvested stock options held by Mr. La Duc on the date of such termination that would have vested during his employment period would immediately vest and become exercisable in full for the remaining portion of the period of five years from the date of grant. In the event of a change in control, the terms and conditions of Mr. La Duc's agreement would continue in full force and effect during the period that he would continue to provide services; provided, in the event of a termination of his employment by the Company other than for cause, or in the event Mr. La Duc would terminate his employment for any reason within twelve (12) months following a change in control, the foregoing benefits would become due and payable.

Jack A. Hockema

Mr. Hockema and the Company entered into an employment agreement effective September 1, 1996, which, as amended, expired December 31, 2000. Effective January 24, 2000, Mr. Hockema was elected Executive Vice President, and President of Kaiser Fabricated Products of the Company. In connection with that election, new compensation arrangements for 2000 and 2001 were approved for him by the Section 162(m) Compensation Committee of the Board.

Under the 1996 agreement, Mr. Hockema participated in the engineered products business unit 1997-1999 and 1998- 2000 long-term incentive plans with an incentive opportunity of $200,000. He also was eligible for, and received in February 2001, a "growing the business bonus" based upon increasing earnings before interest and taxes during the period January 1, 1999 through December 31, 2000. In addition, he participated in the Kaiser Severance Protection and Change of Control Benefits Program.

Under the compensation arrangements approved by the Section 162(m) Compensation Committee for Mr. Hockema in connection with his January 2000 promotion, Mr. Hockema's compensation for 2000 and 2001 has three components: base pay, short-term incentive and long-term incentive. His base pay for 2000 was $315,000. His short-term incentive for 2000 had two components. The first component had a target amount of $135,000, with any award under the first component to be made based on that target amount and on the performance of the engineered products business unit. The second component had a target amount of $30,000, with any award to be made based on that target amount and on the performance of the flat-rolled products business unit as determined by the Chief Executive Officer of the Company.

Mr. Hockema's long-term incentive for the period 2000-2002 has two components. The first component has a target amount of $200,000, with any award under the first component to be made based on that target amount and on the performance of the engineered products business unit for the period 2000-2002. The second component has a value of $135,000, which award was made in 2000 in the form of a grant of a stock option to purchase 28,184 shares of Kaiser's common stock at $6.0938 per share. The options generally vest at the rate of 331/3% per year, beginning on February 3, 2001, with an additional 331/3% vesting each February 3 thereafter until fully vested, provided that if as of any such vesting date Kaiser's common stock has not traded at $10.00 or more per share for at least 20 consecutive trading days during the option period, the vesting date will be the date such condition has been met or February 3, 2009, whichever is earlier. Vesting may be accelerated in certain circumstances. Additional information concerning the terms of the grant are set forth in the "Options Grant Table" above.

Mr. Hockema will qualify for a cash bonus of $500,000 in the event of the sale of a specified portion of the business units under his management on or before July 1, 2002. Payment of such a bonus would be made in three equal annual installments, with the first payment occurring within 30 days of the closing of such sale.

Mr. Hockema's base pay for 2001 was set at $375,000. The target amounts of Mr. Hockema's short-term incentive and long-term incentive for 2001 were established at $200,000 and $475,000, respectively.

J. Kent Friedman

Mr. Friedman and MAXXAM entered into a five-year employment agreement effective December 1, 1999. Pursuant to the terms of the agreement, Mr. Friedman currently is entitled to a base salary of $450,000 per year. This amount is reviewed in accordance with MAXXAM's generally applicable practices; however, MAXXAM has no obligation under such agreement to increase Mr. Friedman's base salary. Mr. Friedman's employment agreement also provides that he receive an annual bonus of not less than $150,000 for each calendar year he is employed by MAXXAM. Pursuant to the terms of the agreement, Mr. Friedman received a grant under the MAXXAM Omnibus Plan of non-qualified stock options, with such options having tandem stock appreciation rights, with respect to 17,500 shares of MAXXAM's common stock, at an exercise price of $45.50 per share, and a grant under the 1997 Omnibus Plan of options to purchase 167,000 shares of Kaiser's common stock at an exercise price of $9.00 per share. All options granted pursuant to the terms of Mr. Friedman's agreement generally vest at the rate of 20% per year, beginning on December 1, 2000, with an additional 20% vesting each December 1 thereafter until fully vested.

Pursuant to the terms of Mr. Friedman's agreement, Mr. Friedman received a $250,000 interest-free loan from MAXXAM. Further, contingent upon Mr. Friedman's continued employment with MAXXAM, beginning on December 1, 2000 and continuing annually thereafter, $50,000 of the principal of the loan shall be forgiven by MAXXAM until the principal of the loan has been reduced to zero. Pursuant to the terms of the agreement, Mr. Friedman is also entitled to participate in all employee benefit plans and programs which are available to MAXXAM's senior executive employees. Mr. Friedman's agreement provides that upon the termination of his employment (either voluntarily by Mr. Friedman or for cause), Mr. Friedman is entitled to (i) pro rata base salary through the date of such termination and (ii) any compensation and benefits otherwise due to him pursuant to the terms of MAXXAM's employee benefit plans. In addition, in the event of Mr. Friedman's termination under the circumstances described above, any outstanding principal on the loan referred to above becomes repayable by him upon such termination.

Company Enhanced Severance Protection and Change in Control Benefits Program

In 2000, the Company implemented the Enhanced Severance Protection and Change in Control Benefits Program (the "Program") in order to provide selected executive officers, including Messrs. Milchovich, La Duc, Hockema and Bonn, and key employees of the Company (collectively, "Participants") with appropriate protection in the event of job loss in connection with a change in control, and for certain Participants, significant restructuring or other circumstances. The Program replaces the Kaiser Severance Protection and Change of Control Benefits Program, which expired at December 31, 2000.

The Program benefits consist of severance payments and benefits in the event of termination. Under the Program, the Company has the sole discretion to determine which persons will participate in the Program and the level of participation.

Participants are eligible for severance benefits in the event the Participant's employment terminates or constructively terminates due to a change in control during a period which commences ninety (90) days prior to the change in control and ends on either the first, second or third anniversary of the change in control, depending on the Participant's position. These benefits are not available if (i) the Participant voluntarily resigns or retires, (ii) the Participant is discharged for cause, (iii) the Participant's employment terminates as the result of death or disability, or (iv) the Participant declines to sign, or subsequently revokes, a designated form of release.

Certain Participants, including the above-mentioned Named Executive Officers, also are eligible for severance benefits in the event that their employment is terminated outside of the period described above as a result of the sale or other disposition of one or more business units to which they provide services. These Participants will not be entitled to severance payments under this provision if any of (i) through (iv) above apply or if the Company offers them suitable employment in a substantially similar capacity at their current level of base pay and short-term incentive, regardless of whether they accept or reject such offer.

Certain Participants, including the above-mentioned Named Executive Officers, also are eligible for severance benefits if they are terminated other than at a time or for a reason described above. No severance payments will be payable to a Participant under this provision if any of (i) through (iv) above apply or if the Company offers the Participant suitable employment and the Participant rejects such offer.

Severance benefits generally payable under the Program consist of a lump sum cash payment in an amount ranging from one to three times the sum of the Participant's base pay and most recent short-term incentive target, plus a pro-rated portion of the Participant's short- and long-term incentive target for the year of termination. Participants also will be entitled to continued medical, dental, life and accidental death and dismemberment benefits, and in the case of certain Participants, perquisites, for designated periods after termination. In certain circumstances, a Participant also may be entitled to a payment in an amount sufficient, after the payment of taxes, to pay any excise tax due by the Participant under Section 4999 of the Code or any similar state or local tax.

Severance payments payable to a Participant under the Program are in lieu of any severance or other termination payments provided for under any other agreement between the Participant and the Company (including the Company Termination Payment Policy described above), provided that if the terms of a written employment agreement conflict with the Program, the provisions more favorable to the Participant will prevail.

Except as otherwise noted, there are no employment contracts between the Company or any of its subsidiaries and any of the Company's Named Executive Officers. Similarly, except as otherwise noted, there are not any compensatory plans or arrangements which include payments from the Company or any of its subsidiaries to any of the Company's Named Executive Officers in the event of any such officer's resignation, retirement or any other termination of employment with the Company and its subsidiaries or from a change in control of the Company or a change in the Named Executive Officer's responsibilities following a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Policy Committee or the Section 162(m) Compensation Committee of the Board was, during the 2000 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or, other than Mr. Levin, had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. Mr. Levin served on the Company's Compensation Policy Committee and Board of Directors during 2000 and is also a member of the law firm of Kramer Levin Naftalis & Frankel LLP, which provided legal services to the Company and its subsidiaries during 2000 (the revenues from such services accounting for less than 1% of that firm's revenues in 2000).

During the Company's 2000 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Policy Committee or Section 162(m) Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on any of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

                      REPORT OF THE COMPENSATION COMMITTEES
                                       ON
                             EXECUTIVE COMPENSATION

Two compensation committees administer the Company's compensation plans, the Compensation Policy Committee (the "Compensation Committee") and the Section 162(m) Compensation Committee (the "Section 162(m) Committee"). The Compensation Committee administers and establishes the Company's overall compensation policies, except to the extent that this authority has been delegated by the Board to the Section 162(m) Committee. The Section 162(m) Committee administers and approves amendments to the Company's plans or programs which are intended to comply with the provisions of Section 162(m), and also establishes the criteria to be used in determining awards to be made pursuant to those plans or programs. Each committee reports to the full Board and together they have furnished the following report on executive compensation for fiscal year 2000.

Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and Kaiser, executive officers of the Company generally are directly employed and compensated by the Company. During 2000, the members serving on the Compensation Committee and Section 162(m) Committee also served on Kaiser's Compensation Policy Committee and
Section 162(m) Compensation Committee, respectively (these committees are hereinafter collectively referred to in this report as the "Committees"). References to the "Company" made in the remainder of this Report of the Compensation Committees on Executive Compensation (the "Compensation Report") are deemed to include Kaiser as well as the Company.

COMPENSATION PHILOSOPHY, METHODOLOGY AND STRUCTURE

Philosophy. The Company's philosophy continues to be that compensation of its executive officers should be related as closely as possible to the performance of the Company as a whole, and the area of direct responsibility of each executive, in creating economic value and optimizing opportunities. To attract, retain and motivate talented individuals, the Company provides the opportunity to earn total compensation that is not only competitive with, but, if Company goals are exceeded, potentially superior to, that available from employers with whom the Company and its businesses compete.

Methodology. Target compensation and incentives were based on a combination of market survey data, internal force- ranking and assessment of position responsibilities. Major national surveys, updated annually, are used to establish the market. Base salaries, together with short- and long-term incentive targets, are designed to fall, in the aggregate, near the 50th percentile (mid-point) of the market.

Structure. Executive compensation for 2000 consisted of a combination of base salary, short-term incentives based on performance during 2000, long-term incentives based primarily on Kaiser's stock performance over the 1998-2000 three- year performance period, employee benefits and executive perquisites. The combination of base pay and incentive compensation provides executive officers the opportunity to earn less, the same as or more than the total compensation opportunity offered by competing employers depending on Company performance.

For 2000, the portion of executive compensation allocated to base compensation ranged from approximately 28% to approximately 49% for Messrs. Milchovich, La Duc, Hockema, and Bonn, with the portion allocated to incentive compensation in each case generally increasing with position responsibility. For such executive officers, the incentive targets for 2000 were allocated between 30% and 33% to short-term targets and 67% to 70% to long-term targets. These allocations reflected the Company's compensation philosophy of structuring a major portion of each executive's total compensation to be at-risk and performance-based.

COMPONENTS OF EXECUTIVE OFFICER COMPENSATION FOR 2000

Base Salaries. Adjustments to the base salary of certain executive officers were made during 2000 as necessary to (i) reflect market related adjustments and increasing responsibilities assumed either as the result of promotions or additional assignments during the year, and (ii) increase the likelihood of retaining such executive officers as the Company pursues its strategy for creating stockholder value.

Short-Term Incentive. For corporate executive officers, short-term incentive awards for 2000 were principally based on the Company's adjusted operating income, as well as individual performance on key corporate objectives and goals. Both the Committees and management believe that this performance measure focuses management and the organization on achieving superior performance in generating the needed earnings and cash to invest in opportunities for value creation available to the Company, and that the measure provides for the Company's ability to pay incentives to executive management. Based on the Company exceeding the adjusted operating income target for 2000 and on consideration of individual performance, corporate executive officers received an average of approximately 196% of the short-term incentive target.

For business unit presidents, 2000 short-term incentives were based on business unit earnings before interest and taxes or on optimization of cash flow. Three business units, engineered products, flat-rolled products and primary aluminum, exceeded target levels, resulting in calculated short-term awards of 136% of target for engineered products, 134% for flat-rolled products and 285% of target for primary aluminum. In the alumina business unit, earnings before interest and taxes fell below threshold levels, and that business unit president received no short-term incentive for 2000.

Long-Term Incentive. For corporate executive officers, the rolling three-year performance-based programs generally were replaced beginning in 1998 with stock option grants, in the belief that stock options align the long-term interests of management with shareholders more effectively than other performance metrics. It is expected that stock-based grants, either in the form of restricted stock or stock options, will continue to be the primary form of long-term incentive for corporate executives. Business unit presidents continued to participate in performance-based long-term incentive programs based on performance of their respective business unit, measured generally by earnings before interest and taxes over a three-year period. However, business unit presidents will begin receiving stock-based grants as part or all of their long-term incentive over the next few years.

In the year 2000, two of the business units, primary aluminum and engineered products, met their three-year earnings targets resulting in calculated long-term awards for these business unit presidents of 108% of target for primary aluminum and 143% of target for engineered products. Both flat-rolled products and alumina did not meet the threshold for their three-year performance targets resulting in no long-term awards for these business unit presidents. In addition, Mr. Hockema earned a "one-time" special "growing the business" long-term award as provided in his employment contract, in the amount of $601,200, which was paid in full in February 2001.

Additional information with respect to the long-term component of executive compensation is set forth in the "Summary Compensation Table" and "Long-Term Incentive Plan Awards Table" under Item 11. "Executive Compensation" in the Form 10-K for the year ended December 31, 2000 in which this Compensation Report is contained.

EMPLOYMENT AGREEMENTS

From time to time and for various reasons, management and the Board has deemed it appropriate to enter into specific employment agreements with certain executive officers. Such agreements may relate, for example, to the further retention of the officer or a commitment by the officer to relocate to another location. Where such agreements are made, they are negotiated by the Company's General Counsel, or his designee under the supervision of the Compensation Committee and reviewed and approved by the Board or the Compensation Committee and, if appropriate, the Section 162(m) Committee. In making its compensation decisions, and in supervising the negotiations and approving such employment agreements, the Compensation Committee is mindful of the Company's overall corporate objectives and the compensation objectives described above as well as the circumstances making the employment agreement an appropriate compensation mechanism. Such employment agreements generally range in term from one to five years. During 2000, Messrs. Milchovich, La Duc, Hockema, and Friedman were employed under the employment agreements discussed under Item 11. "Executive Compensation--Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in the Form 10-K for the year ended December 31, 2000 in which this Compensation Report is contained.

COMPENSATION OF THE CEO FOR THE LAST COMPLETED FISCAL YEAR

Mr. Milchovich served as President and Chief Executive Officer of the Company for all of 2000. During 2000, Mr. Milchovich was employed pursuant to a written employment agreement which is described under Item 11. "Executive Compensation--Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in the Form 10-K for the year ended December 31, 2000 in which this Compensation Report is contained. Mr. Milchovich's base salary was $630,000 in 2000. During 2000, the Company's performance and Mr. Milchovich's individual performance were above target, resulting in a short-term incentive award of $987,336, or approximately 196% of his targeted amount of $504,000. Mr. Milchovich received a grant of restricted Kaiser common stock in 2000 valued at $117,525 as part of his long-term award for the year 1999. As noted above, Mr. Milchovich's other long-term incentive opportunity is based on stock option grants.

COMPENSATION BY MAXXAM

Certain of the Company's executive officers were compensated during 2000 principally by MAXXAM, Kaiser's parent corporation. Where an executive officer of both the Company and MAXXAM is compensated by the Company (such as Mr. La
Duc), or where an executive officer of both the Company and MAXXAM is compensated by MAXXAM (such as Mr. Friedman), the respective corporations make intercompany allocations of the costs of employment of the executive officer based on the allocation of that executive officer's time as expended among the Company, MAXXAM or their respective subsidiaries.

COMPLIANCE WITH SECTION 162(M)

Section 162(m) generally disallows a tax deduction to public companies for compensation over $1 million paid to their Chief Executive Officers and four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. Compensation earned by or awarded to senior executives whose compensation is potentially subject to the limitations imposed by Section 162(m) of the Code generally is intended to comply with the provisions of Section 162(m) of the Code. The Kaiser 1993 Omnibus Stock Incentive Plan (the "1993 Omnibus Plan") and the 1997 Kaiser Omnibus Stock Incentive Plan (the "1997 Omnibus Plan"), each of which has been approved by the stockholders of the Company, are performance based and designed to enable compliance with Section 162(m) and the regulations thereunder. In addition, the awards under the 1993 Omnibus Plan and 1997 Omnibus Plan that are intended to comply with Section 162(m) are administered by the
Section 162(m) Committee. Messrs. Woods (Chairman) and Hackett currently serve as members of the Section 162(m) Committee and for purposes of Section 162(m) are qualifying directors. The Section 162(m) Committee believes that awards to senior executives whose compensation may be subject to Section 162(m) of the Code should be tax deductible under that rule.


Section 162(m) Compensation                            Compensation Policy Committee of the Board
Committee of the Board of Directors                    of Directors


James D. Woods, Chairman                               Ezra G. Levin, Chairman
James T. Hackett                                       James T. Hackett
                                                       James D. Woods

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 30, 2001, Kaiser owned 100% of the issued and outstanding common stock of the Company.

OWNERSHIP OF KAISER

The following table sets forth, as of March 30, 2001, unless otherwise indicated, the beneficial ownership of Kaiser's common stock by (i) those persons known by the Company to own beneficially more than 5% of the shares of Kaiser's common stock then outstanding, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.


                NAME OF
            BENEFICIAL OWNER                           TITLE OF CLASS         # OF SHARES(1)         % OF CLASS
---------------------------------------------          --------------   ------------------------    -----------
MAXXAM Inc.                                             Common Stock         50,000,000(2)              62.8
Capital Group International, Inc. and Capital           Common Stock          5,197,100(3)               6.5
   Guardian Trust Company
Dimensional Fund Advisors Inc.                          Common Stock          5,482,015(4)               6.9
Wellington Management Company, LLP                      Common Stock          6,067,134(5)               7.6
Joseph A. Bonn                                          Common Stock            178,447(6)(7)              *
Robert J. Cruikshank                                    Common Stock             10,879(8)                 *
J. Kent Friedman                                        Common Stock             33,400(9)                 *
James T. Hackett                                        Common Stock                 -0-                   *
George T. Haymaker, Jr.                                 Common Stock            598,520(10)                *
Jack A. Hockema                                         Common Stock                 -0-                   *
Charles E. Hurwitz                                      Common Stock            250,000(9)(11)             *
John T. La Duc                                          Common Stock            426,265(6)                 *
Ezra G. Levin                                           Common Stock              8,879(9)                 *
Raymond J. Milchovich                                   Common Stock            644,718(6)(12)             *
James D. Woods                                          Common Stock              7,667(13)                *
All directors and executive officers of the Company     Common Stock          2,523,021(7)(12)(14)       3.1
   as a group (21 persons)

----------

*        Less than 1%.

(1) Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Also includes options exercisable within 60 days of March 30, 2001, to acquire such shares.

(2) Includes 27,938,250 shares beneficially owned by MGHI. As of March 30, 2001, 25,055,775 of such shares were pledged as security for $103.2 million principal amount of 12% Senior Secured Notes due 2003. An additional 7,915,000 shares of Kaiser's common stock were pledged by MAXXAM under a separate agreement under which $13.4 million had been borrowed by MAXXAM as of March 30, 2001. The address of MAXXAM is 5847 San Felipe, Suite 2600, Houston, Texas 77057.

(3) Information is based solely on a Schedule 13G filed with the SEC and dated February 9, 2001, by Capital Group International, Inc. ("CGII"), a holding company for a group of investment management companies, and Capital Guardian Trust Company ("CGTC"), a bank, reporting their respective ownership interests in Kaiser's shares at December 29, 2000. The Schedule 13G indicates that CGII and CGTC have sole voting power as to 3,952,100 of such shares and sole dispositive power as to 5,197,100 of such shares. CGII's and CGTC's address is 11100 Santa Monica Blvd., Los Angeles, California 90025.

(4) Information is based solely on a Schedule 13G filed with the SEC and dated February 2, 2001, by Dimensional Fund Advisors Inc. ("DFA"), a registered investment advisor, reporting its ownership interest in Kaiser's shares at December 31, 2000. The Schedule 13G indicates that DFA has sole voting and sole dispositive value as to all of such shares, that all such shares are owned by advisory clients and that DFA disclaims beneficial ownership to all such shares. DFA's address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(5) Information is based solely on the Schedules 13G filed with the SEC and dated February 14, 2001 by Wellington Management Company, LLP ("Wellington"), a registered investment advisor, and Vanguard Windsor Funds - Windsor Fund ("Vanguard"), a registered investment company, reporting their respective ownership interests in Kaiser's shares at December 31, 2000. The Schedule 13G filed by Vanguard indicates that it has shared dispositive power and sole voting power with respect to 6,048,434 of such shares. The Schedule 13G filed by Wellington indicates that it has shared dispositive power and no voting power with respect to all of such 6,048,434 shares reported by Vanguard. In addition, the Wellington Schedule 13G indicates that it has shared dispositive power and shared voting power with respect to an additional 18,700 shares held by other clients. The Wellington Schedule 13G also states that all of the shares reported by it are owned of record by other persons or entities having the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of such shares. Vanguard's address is P.O. Box 2600, Valley Forge, Pennsylvania 19482. Wellington's address is 75 State Street, Boston, Massachusetts 02109.

(6) Includes 538,200, 290,450, and 117,293 options exercisable within 60 days of March 30, 2001, to acquire shares of Kaiser common stock, by Messrs. Milchovich, La Duc, and Bonn, respectively.

(7) Includes 60,438 shares of Kaiser common stock held in trust with respect to which Mr. Bonn possesses shared voting and investment power with his spouse.

(8) Includes options exercisable within 60 days of March 30, 2001, to acquire 8,879 shares of Kaiser common stock.

(9) Represents only options exercisable within 60 days of March 30, 2001, to acquire shares of Kaiser common stock.

(10) Includes options exercisable within 60 days of March 30, 2001 to acquire 513,945 shares of Kaiser common stock.

(11) Excludes shares owned by MAXXAM. Mr. Hurwitz may be deemed to hold beneficial ownership in Kaiser as a result of his beneficial ownership in MAXXAM.

(12) Includes 34,255 shares of Kaiser common stock held in trust with respect to which Mr. Milchovich possesses shared voting and investment power with his spouse.

(13) Includes options exercisable within 60 days of March 30, 2001, to acquire 2,667 shares of Kaiser common stock.

(14) Includes options exercisable within 60 days of March 30, 2001, to acquire 2,017,276 shares of Kaiser common stock. Also includes 2,539 shares of Kaiser common stock held by a limited partnership with respect to which an executive officer possesses shared voting and investment power with his spouse.

OWNERSHIP OF MAXXAM

As of March 30, 2001, MAXXAM owned, directly and indirectly, approximately 62.8% of the issued and outstanding common stock of Kaiser. The following table sets forth, as of March 30, 2001, unless otherwise indicated, the beneficial ownership of the common stock and Class A $.05 Non-Cumulative Participating Convertible Preferred Stock ("MAXXAM Preferred Stock") of MAXXAM by the directors of the Company, each of the Named Executive Officers, and by the directors and the executive officers of the Company as a group:

               NAME OF                                                                             %            % OF COMBINED
           BENEFICIAL OWNER                     TITLE OF CLASS           # OF SHARES(1)         OF CLASS       VOTING POWER (2)
-----------------------------------------      ----------------       ---------------------    ----------      -----------------
Charles E. Hurwitz                             Common Stock            2,943,704(3)(4)            43.9            73.2
                                               Preferred Stock            747,941(4)(5)           99.2
Robert J. Cruikshank                           Common Stock                 3,525(7)                 *               *
J. Kent Friedman                               Common Stock                 3,500(8)                 *               *
Ezra G. Levin                                  Common Stock                 3,525(7)                 *               *
All directors and executive officers as a      Common Stock             2,954,954(4)(9)            44.0           73.2
group (21 persons)                             Preferred Stock            747,941(5)(6)            99.2

----------

*        Less than 1%.

(1) Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed in the table. Includes the number of shares such persons would have received on March 30, 2001, if any, for their exercisable stock appreciation rights ("SARs") (excluding SARs payable in cash only) exercisable within 60 days of such date if such rights had been paid solely in shares of MAXXAM common stock. Also includes the number of shares of MAXXAM common stock credited to such persons stock fund account under MAXXAM's 401(k) savings plan.

(2) MAXXAM Preferred Stock is generally entitled to ten votes per share on matters presented to a vote of MAXXAM's stockholders.

(3) Includes 1,669,451 shares of MAXXAM common stock owned by Federated Development Inc. ("FDI"), a wholly owned subsidiary of Federated, as to which Mr. Hurwitz indirectly possesses voting and investment power. Mr. Hurwitz serves as the sole director of Federated, and together with members of his immediate family and trusts for the benefit thereof, owns all of the voting shares of Federated. Also includes (a) 42,798 shares of MAXXAM common stock separately owned by Mr. Hurwitz's spouse and as to which Mr. Hurwitz disclaims beneficial ownership, (b) 46,500 shares of MAXXAM common stock owned by the Hurwitz Investment Partnership L.P., a limited partnership controlled by Mr. Hurwitz and his spouse, 23,250 of which shares were separately owned by Mr. Hurwitz's spouse prior to their transfer to such limited partnership and as to which Mr. Hurwitz disclaims beneficial ownership, (c) 76,021 shares of MAXXAM common stock owned by the 1992 Hurwitz Investment Partnership L.P., of which 38,010 shares are owned by Mr. Hurwitz's spouse as separate property and as to which Mr. Hurwitz disclaims beneficial ownership, (d) 965,405 shares of MAXXAM common stock held directly by Mr. Hurwitz, including 256,808 shares of MAXXAM common stock with respect to which Mr. Hurwitz possesses sole voting power and which have certain transfer and other restrictions that generally lapse in December 2014, (e) 60,000 shares of MAXXAM common stock owned by Federated Development Investments, LLC, which is owned 79% by FDI and 21% by Mr. Hurwitz, and of which FDI is the managing member ("FDILLC"),
         (f) options to purchase 21,029 shares of MAXXAM common stock held by FDI, and (g) options held by Mr. Hurwitz to purchase 62,500 shares of MAXXAM common stock exercisable within 60 days of March 30, 2001.

(4) FDI, Federated, FDILLC, the Hurwitz Investment Partnership L.P., the 1992 Hurwitz Investment Partnership L.P. and Mr. Hurwitz may be deemed a "group" (the "Stockholder Group") within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended. As of March 30, 2001, in the aggregate, the members of the Stockholder Group owned 2,943,704 shares of MAXXAM common stock and 747,941 shares of MAXXAM Preferred Stock, aggregating approximately 73.2% of the total voting power of MAXXAM. By reason of his relationship with the members of the Stockholder Group, Mr. Hurwitz may be deemed to possess shared voting and investment power with respect to the shares held by the Stockholder Group.

(5) Includes 661,377 shares of MAXXAM Preferred Stock owned by FDI as to which Mr. Hurwitz possesses voting and investment power and 1,064 shares of MAXXAM Preferred Stock held directly.

(6) Includes options exercisable within 60 days of March 30, 2001, to acquire 85,500 shares of MAXXAM Preferred Stock.

(7) Includes options exercisable within 60 days of March 30, 2001, to acquire 2,525 shares of MAXXAM common stock.

(8) Options exercisable within 60 days of March 30, 2001 to acquire 3,500 shares of MAXXAM common stock.

(9) Includes options exercisable within 60 days of March 30, 2001, to acquire 92,779 shares of MAXXAM common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from October 28, 1988 through June 30, 1993, Kaiser and its domestic subsidiaries, including the Company, were included in the federal consolidated income tax returns of MAXXAM. The tax allocation agreement with MAXXAM terminated pursuant to its terms, effective for taxable periods beginning after June 30, 1993. Payments or refunds for periods prior to July 1, 1993 related to foreign jurisdictions could still be required pursuant to the Company's tax allocation agreement with MAXXAM. In accordance with the credit agreement entered into by the Company and Kaiser, any such payments to MAXXAM by the Company would require lender approval, except in certain circumstances. While the Company is severally liable for the MAXXAM tax group's federal income tax liability for all of 1993 and applicable prior periods, pursuant to the tax allocation agreement, MAXXAM indemnifies the Company to the extent the tax liability exceeds amounts payable by the Company under such agreement.

The Company and MAXXAM have an arrangement pursuant to which they reimburse each other for certain allocable costs associated with the performance of services by their respective employees. The Company paid a total of approximately $3.3 million to MAXXAM pursuant to such arrangements and MAXXAM paid approximately $2.0 million to the Company pursuant to such arrangements in respect of 2000. Generally, the Company and MAXXAM endeavor to minimize the need for reimbursement by ensuring that employees are employed by the entity to which the majority of their services are rendered.

Mr. Levin, a director of the Company and Kaiser, is a member of the law firm of Kramer Levin Naftalis & Frankel LLP, which provides legal services to Kaiser and its subsidiaries, including the Company.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  Date:  April 27, 2001
                                        KAISER ALUMINUM & CHEMICAL CORPORATION

                                        By       /s/ JOHN T. LA DUC
                                          ------------------------------------
                                                     John T. La Duc
                                             Executive Vice President and
                                               Chief Financial Officer