Form 10-Q
period 2001-03-01
KAISER ALUMINUM & CHEMICAL CORP
filed 2001-05-14
CIK 54291

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          Commission file number 1-3605

                     KAISER ALUMINUM & CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of incorporation)

                                   94-0928288
                      (I.R.S. Employer Identification No.)

             5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057-3268
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
Yes  /X/       No  / /

     At April 30, 2001, the registrant had 46,171,365 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

       KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                       March 31,       December 31,
                                                                                            2001               2000
                                                                                -----------------------------------
                                     ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $          44.2     $         23.4
   Receivables:
      Trade, net                                                                          175.9              188.7
      Other                                                                               272.0              247.3
   Inventories                                                                            387.7              396.2
   Prepaid expenses and other current assets                                              117.8              162.7
                                                                                -----------------------------------
      Total current assets                                                                997.6            1,018.3

Investments in and advances to unconsolidated affiliates                                   72.7               77.8
Property, plant, and equipment - net                                                    1,198.4            1,176.1
Deferred income taxes                                                                     395.0              452.3
Other assets                                                                              620.0              622.9
                                                                                -----------------------------------

      Total                                                                     $       3,283.7     $      3,347.4
                                                                                ===================================
                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $         224.6     $        236.8
   Accrued interest                                                                        25.1               37.5
   Accrued salaries, wages, and related expenses                                           84.2              110.3
   Accrued postretirement medical benefit obligation - current portion                     58.0               58.0
   Other accrued liabilities                                                              238.2              287.2
   Payable to affiliates                                                                   73.5               80.0
   Long-term debt - current portion                                                       224.8               31.6
                                                                                -----------------------------------
      Total current liabilities                                                           928.4              841.4

Long-term liabilities                                                                     697.8              703.9
Accrued postretirement medical benefit obligation                                         652.2              656.9
Long-term debt                                                                            698.8              957.8
Minority interests                                                                        112.4              100.4
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                                          .7                 .7
   Common stock                                                                            15.4               15.4
   Additional capital                                                                   2,334.2            2,300.8
   Accumulated deficit                                                                    (68.3)            (188.1)
   Accumulated other comprehensive income (loss)                                          (14.6)              (1.8)
   Less:  Note receivable from parent                                                  (2,073.3)          (2,040.0)
                                                                                -----------------------------------
      Total stockholders' equity                                                          194.1               87.0
                                                                                -----------------------------------
        Total                                                                   $       3,283.7     $      3,347.4
                                                                                ===================================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                        ------------------------
                                                                                                2001        2000
                                                                                        ------------------------

Net sales                                                                               $     480.3    $  575.7
                                                                                        ------------------------

Costs and expenses:
   Cost of products sold                                                                      444.5       490.7
   Depreciation and amortization                                                               21.3        19.6
   Selling, administrative, research and development, and general                              27.2        26.3
   Other non-recurring operating items                                                       (228.2)        2.0
                                                                                        ------------------------
        Total costs and expenses                                                              264.8       538.6
                                                                                        ------------------------

Operating income                                                                              215.5        37.1

Other income (expense):
   Interest expense                                                                           (27.9)      (28.4)
   Other - net                                                                                  7.3        10.1
                                                                                        ------------------------

Income before income taxes and minority interests                                             194.9        18.8

Provision for income taxes                                                                    (76.0)       (7.3)

Minority interests                                                                              1.0          .5
                                                                                        ------------------------

Net income                                                                              $     119.9    $   12.0
                                                                                        ========================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                      For the Quarter Ended March 31, 2000

                                                                                       Accumulated       Note
                                                                               Accu-         Other Receivable
                                        Preference     Common  Additional    mulated Comprehensive       From
                                             Stock      Stock     Capital    Deficit Income (Loss)     Parent    Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $      1.5  $    15.4  $  2,173.0  $  (205.1) $       (1.2) $(1,912.9)  $ 70.7
   Net income/Comprehensive
      income                                   -           -          -        12.0           -            -     12.0
   Interest on note receivable to
      parent                                   -           -        31.7          -           -        (31.7)        -
   Contributions for LTIP shares               -           -          .4          -           -            -       .4
                                       ----------  ---------  ----------  ---------  ------------  ---------   -------
BALANCE, MARCH 31, 2000                $      1.5  $    15.4  $  2,205.1  $  (193.1) $       (1.2) $(1,944.6)  $ 83.1
                                       ==========  =========  ==========  =========  ============  =========   =======

                      For the Quarter Ended March 31, 2001

                                                                                                 Accumulated        Note
                                                                                       Accu-           Other  Receivable
                                             Preference      Common    Additional    mulated   Comprehensive        From
                                                  Stock       Stock       Capital    Deficit   Income (Loss)      Parent     Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                  $       .7  $     15.4   $   2,300.8  $  (188.1) $         (1.8) $ (2,040.0) $   87.0

   Net income                                       -           -             -       119.9            -             -      119.9
   Cumulative effect of accounting
      change, net of income tax
      provision of $.5                              -           -             -           -             1.8          -        1.8
   Unrealized losses on derivative
      instruments arising during the
      period, net of income tax benefit
      of $1.9                                       -           -             -           -            (3.2)         -       (3.2)
   Less reclassification adjustment for
      realized gains on derivative
      instruments included in net
      income, net of income tax
      provision of $6.7                             -           -             -           -           (11.4)         -      (11.4)
                                                                                                                         ---------

   Comprehensive income                             -           -             -           -            -             -      107.1

   Interest on note receivable to
      parent                                        -           -           33.3          -            -          (33.3)        -
   Contributions for LTIP shares                    -           -             .1          -            -             -         .1
   Dividends                                        -           -             -         (.1)           -             -        (.1)
                                            ----------  ----------   -----------  ---------  --------------  ----------  --------
BALANCE, MARCH 31, 2001                     $       .7  $     15.4   $   2,334.2  $   (68.3) $        (14.6) $ (2,073.3) $  194.1
                                            ==========  ==========   ===========  =========  ==============  ==========  ========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                              -------------------
                                                                                                  2001       2000
                                                                                              -------------------
Cash flows from operating activities:
   Net income                                                                                 $ 119.9   $   12.0
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $1.9 and $1.1)        23.2       20.7
      Equity in loss of unconsolidated affiliates, net of distributions                           5.0        2.3
      Minority interests                                                                         (1.0)       (.5)
      Increase in trade and other receivables                                                   (11.9)     (29.6)
      Decrease in inventories                                                                     8.5       25.1
      (Increase) decrease in prepaid expenses and other current assets                           (3.3)      31.0
      Decrease in accounts payable (associated with operating activities) and
        accrued interest                                                                         (3.4)     (39.8)
      (Decrease) increase in payable to affiliates and other accrued liabilities                (36.1)      15.6
      Increase in accrued and deferred income taxes                                              64.7        4.6
      Net cash used by long-term assets and liabilities                                         (19.5)     (53.4)
      Other                                                                                      (1.1)       (.7)
                                                                                              -------------------
        Net cash provided (used) by operating activities                                        145.0      (12.7)
                                                                                              -------------------

Cash flows from investing activities:
   Capital expenditures                                                                         (44.0)     (16.7)
   Decrease in accounts payable - Gramercy-related capital expenditures                         (21.2)         -
   Net proceeds from disposition of property and investments and other                             .1       18.5
                                                                                              -------------------
        Net cash (used) provided by investing activities                                        (65.1)       1.8
                                                                                              -------------------

Cash flows from financing activities:
   (Repayments) borrowings under revolving credit facility, net                                 (30.4)      10.1
   Repayments of long-term debt                                                                 (23.2)      (2.8)
   Redemption of minority interests' preference stock                                            (5.5)      (1.7)
                                                                                              -------------------
        Net cash (used) provided by financing activities                                        (59.1)       5.6
                                                                                              -------------------

Net increase (decrease) in cash and cash equivalents during the period                           20.8       (5.3)
Cash and cash equivalents at beginning of period                                                 23.4       21.2
                                                                                              -------------------
Cash and cash equivalents at end of period                                                    $  44.2   $   15.9
                                                                                              ===================

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $2.1 and $.9                                 $  38.5   $   39.9
   Income taxes paid                                                                             10.9        1.7

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

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and
Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31,
2001.

Liquidity/Cash Resources. The Company has significant near-term debt maturities.
The Company's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. For discussions of these matters, see Notes 2, 4, 5 and 7.

Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company's exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company's exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's board of directors. Hedging transactions are executed centrally on behalf of all of the Company's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

Pre-2001 Accounting. Accounting guidelines in place through December 31, 2000, provided that any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were recorded in net sales or cost of products sold (as applicable) together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge (deferral) accounting would have been terminated (resulting in the applicable derivative positions being marked-to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in 2000.

Current Accounting.  Effective January 1, 2001, the Company began reporting derivative activities pursuant to Statement of Financial Accounting Standards
("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see Note 8). This contrasts with pre-2001 accounting principles, which generally only required certain "non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the
Company's hedging positions are initially recorded in other comprehensive income, such changes reverse out of other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in net sales or cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge"
accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur in the first quarter of 2001.

Differences between comprehensive income and net income, which have historically been small, may become significant in future periods as a result of SFAS No.
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

SFAS No. 133 requires that, as of the date of the initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on authoritative accounting literature issued during the first quarter of 2001, it was determined that all of the cumulative impact of adopting SFAS No. 133 should be recorded in other comprehensive income. Based on the applicable prices and exchange rates in effect at the adoption date, a pre-tax charge of approximately $1.3 is expected to be reclassified from accumulated other comprehensive income to net income during 2001.

2.   INCIDENT AT GRAMERCY FACILITY

Initial production at the Company's Gramercy, Louisiana alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. As of March 31,
2001, the plant was operating at approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001 and the facility is expected to be fully operational by the end of 2001 or early
2002.

Through December 31, 2000, the Company had recorded $289.3 of estimated insurance recoveries related to the property damage, business interruption and clean-up and site preparation aspects of the Gramercy incident and had collected
$252.6 of such amounts. During the first quarter of 2001, the Company collected
$16.0 of the estimated insurance recoveries related to the amount outstanding at
December 31, 2000. The remaining balance of approximately $20.7 and any additional amounts possibly due to the Company are not expected to be recovered until the Company and the insurers resolve their differences regarding the ultimate amount recoverable as a result of the Gramercy incident. The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. The Company continues to believe that a minimum of approximately
$290.0 of insurance recoveries are probable, that additional amounts are owed to the Company by the insurers, and that the likelihood of any refund by the
Company of amounts previously received from the insurers is remote. However, no assurances can be given as to the ultimate outcome of this matter or its impact on the Company's near-term liquidity and results of operations.

During the three months ended March 31, 2001, abnormal Gramercy-related start-up costs totaled approximately $19.0 and rebuild capital spending was approximately
$36.1. As previously disclosed, the Company does not intend to record any additional insurance-related recoveries in 2001 unless and until agreed to by the insurers or until the dispute resolution process is completed. As such, the
Company's future operating results will continue to be adversely affected until all of the additional costs/lost profits related to the Gramercy plant's start-up and return to full production are eliminated or until any insurance recoveries ultimately determined to be due to the Company are received.

See Note 2 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000 for additional information regarding the Gramercy incident.

3.   INVENTORIES

     The classification of inventories is as follows:

                                                                                     March 31,    December 31,
                                                                                          2001            2000
                                                                                ------------------------------
Finished fabricated aluminum products                                           $        48.5   $         54.6
Primary aluminum and work in process                                                    122.3            126.9
Bauxite and alumina                                                                     100.0             88.6
Operating supplies and repair and maintenance parts                                     116.9            126.1
                                                                                ------------------------------
     Total                                                                      $       387.7   $        396.2
                                                                                ==============================

Substantially all product inventories are stated at last-in, first-out (LIFO)
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

4.   PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

Power Sales. During the first quarter of 2001, the Company, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001. As a result of these power sales, the Company recorded net pre-tax gains of approximately $228.2. The gain was net of approximately $25.0 of employee-related expenses and other fixed or incremental costs associated with the continuing curtailment. Approximately $135.0 of the proceeds were received in the first quarter of 2001. The balance will be received periodically through
October 2001. The resulting net gains have been recorded in Other non-recurring operating items (see Note 9). Based on recent forward prices for power, the value of the remaining power that the Company has under contract that can be sold is estimated to be between $20.0 and $40.0.

Future Power Supply. During October 2000, the Company signed a new power contract with the Bonneville Power Administration ("BPA") under which the BPA will provide the Company's operations in the State of Washington with power during the period from October 2001 through September 2006. The contract will provide the Company with sufficient power to fully operate its Trentwood facility as well as approximately 40% of the combined capacity of the Company's
Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under the Company's current BPA contract by as much as 100% in certain periods. Additional provisions of the new
BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which the Company's base power rate could be increased and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. The Company does not have any remarketing rights under the new BPA contract. The Company has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

Depending on the ultimate price for power under the terms of the new BPA contract or the availability of an alternate power supply at an acceptable price, the Company may be unable to operate the Mead and Tacoma smelters in the near or long-term. Under the Company's contract with the United Steelworkers of
America ("USWA"), the Company is liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers in certain circumstances. As of March 31, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at the above stated 40% operating rate.
These costs are expected to be incurred periodically through September 2002.
Costs associated with the USWA workers that the Company assumes would be required to operate at the 40% operating rate have been accrued through
September 2001 (the period through which the Company has sold power). If the
Company does not restart and begin operating at the 40% rate beginning October
2001, it could become liable for additional supplemental unemployment benefits for these workers. Additionally, if such workers were not recalled prior to early 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and would adversely impact the Company's operating results and liquidity.

5.   DEBT

Current Maturities and Liquidity. The Company has a credit agreement, as amended, (the "Credit Agreement") which provides a secured, revolving line of credit through August 15, 2001. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable and eligible inventory. At March 31, 2001, $208.8
(of which $87.8 could have been used for letters of credit) was available to the
Company under the Credit Agreement and no amounts were outstanding under the revolving credit facility. Interest on any outstanding balances bear a spread
(which varies based on the results of a financial test) over either a base rate or LIBOR, at the Company's option. The Company typically chooses base rate based borrowings for shorter term Credit Agreement uses and LIBOR based loans for more extended Credit Agreement uses. The average interest rate on loans outstanding under the Credit Agreement during the first quarter of 2001 was approximately
10% per annum. As of April 30, 2001, there were no revolving credit borrowings outstanding under the Credit Agreement. At April 30, 2001, outstanding letters of credit were approximately $45.8.

It is the Company's intention to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond August 2001, the Company will have to have a demonstrable way to mitigate the $225.0 of 97/8% Senior Notes, due February 2002
(the "97/8% Senior Notes"). For the Credit Agreement to be extended past
February 2003, both the 97/8% Senior Notes and the 12 3/4% Senior Subordinated
Notes (the "12 3/4% Senior Subordinated Notes"), due February 2003, will have to be retired and/or refinanced. As of April 30, 2001, the Company had approval from the Credit Agreement lenders to purchase up to $50.0 of the 97/8% Senior
Notes. As of April 30, 2001, the Company has purchased approximately $1.0 of
97/8% Senior Notes.

As previously announced, the Company is in active negotiations with third parties involving five potential asset transactions, any one of which, together with cash flow from operations, would enable the Company to address the approaching 97/8% Senior Notes maturity. The Company expects to be in a position to announce further details during the second quarter of 2001. It is unlikely, however, that it would consummate all of the transactions under consideration.
Further, there can be no assurance as to the likelihood, timing or terms of such sales.

Alpart CARIFA Loans. In December 1991, Alumina Partners of Jamaica ("Alpart"; of
which the Company owns 65%) entered into a loan agreement with the Caribbean
Basin Projects Financing Authority ("CARIFA"). Amounts outstanding under such loan agreements were supported by letters of credit from Alpart's partners.
During the first quarter of 2001, Alpart redeemed $34.0 principal amount of the
CARIFA loans. The Company and its partner in Alpart both funded their respective share of the redemption. The redemption had a modest beneficial effect on the unused availability remaining under the Credit Agreement as the additional
Credit Agreement borrowings of $22.1 required for the Company's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding.

6.   CUMULATIVE PREFERENCE STOCK

In connection with the settlement of the labor dispute with the USWA, during
March 2001, the Company redeemed all of its outstanding Cumulative (1985 Series
A) Preference Stock and Cumulative (1985 Series B) Preference Stock ($17.5 at
December 31, 2000). The net cash impact of the redemption on the Company was only approximately $5.5 because approximately $12.0 of the redemption amount had previously been funded into redemption funds.

7.   CONTINGENCIES

Environmental Contingencies. The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of such environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of claims under the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended by the Superfund Amendments
Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third- party sites listed on the National Priorities List under CERCLA.

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31,
2001, the balance of such accruals, which are primarily included in Long-term liabilities, was $45.6. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the
Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $12.0 for the years 2001 through 2005 and an aggregate of approximately $21.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $32.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

The following table presents the changes in the number of such claims pending for the three months ended March 31, 2001 and the year ended December 31, 2000.

                                                                                 Quarter          Year Ended
                                                                                  Ended          December 31,
                                                                             March 31, 2001          2000
--------------------------------------------------------------------------------------------------------------
Number of claims at beginning of period                                              110,800           100,000
Claims received                                                                        6,100            30,600
Claims settled or dismissed                                                          (14,400)          (19,800)
                                                                            ----------------     -------------
Number of claims at end of period                                                    102,500           110,800
                                                                            ================     =============

Number of claims at end of period (included above) covered by agreements under which the Company expects to settle over an
      extended period                                                                 69,400            66,900
                                                                            ================     =============

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2011). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and an anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of
Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that such costs are likely to continue beyond 2011, and that such costs could be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller
Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide the Company with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at March 31,
2001, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. The Company is continuing to receive cash payments from the insurers.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                                   March 31,          December
                                                                                     2001             31, 2000
----------------------------------------------------------------------------------------------    ----------------
Liability (current portion of $130.0 in both periods)                           $        486.2    $          492.4
Receivable (included in Other assets)(1)                                                 408.0               406.3
                                                                                --------------    ----------------
                                                                                $         78.2    $           86.1
                                                                                ==============    ================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of March 31, 2001 and December 31, 2000, $43.0 and $36.9,
      respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                                                     Quarter
                                                                                      Ended            Inception
                                                                                 March 31, 2001         To Date
                                                                                ----------------   ---------------
Payments made, including related legal costs.................................   $           38.1   $         258.6
Insurance recoveries.........................................................               22.5             153.8
                                                                                ----------------   ---------------
                                                                                $           15.6   $         104.8
                                                                                ================   ===============

                                                                                  As of March 31, 2001
                                                                ------------------------------------------------------
                                                                   2001 and              2003 to
                                                                     2002                 2005              Thereafter
                                                                ---------------       -------------      -------------
Expected annual payment amounts, before
   considering insurance recoveries...........................  $115.0 - $150.0       $25.0 - $60.0           $130.0

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company recording charges of $7.5 (included in Other income (expense) - see Note 9) in the first quarter of 2001, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

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

See Note 13 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000.

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

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

As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked-to-market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001. The following table summarizes the Company's derivative hedging positions at March 31, 2001:

                                                                                  Estimated %
                                                                                   of Annual           Carrying/
                                                                Notional        Sales/Purchases         Market
                Commodity                       Period           Amount             Hedged               Value
--------------------------------------      ---------------   --------------    ---------------    ---------------
Aluminum (in tons*) -
   Option contracts                          4/01 to 12/01           272,000          83%          $          11.8
   Option contracts                              2002                319,000          63%                     22.6
   Option contracts                              2003                 84,000          17%                      5.6

Natural gas (in MMBtus per day) -
   Option contracts and swaps                4/01 to 6/01              9,500          6%                       1.1

Australian dollars (A$ per year) -
   Forwards and option contracts             4/01 to 12/01          A$ 125.0          82%                     (8.5)
   Option contracts                          2002 to 2005           A$  90.0          56%                      5.0

During the three month period ended March 31, 2001, market value changes in derivative hedging positions included in the above table resulted in a benefit to earnings (included in Other income (expense)) of $6.8 (see Note 9). However, based on new accounting literature released in April 2001, the Company anticipates that the income statement impact of future mark-to-market changes will be limited as unrealized gains or losses resulting from changes in the value of these hedges will be recorded in other comprehensive income starting in the second quarter of 2001.

During late 1999 and early 2000, the Company also entered into a series of transactions with a counterparty that provided the Company with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. The
Company also contracted with the counterparty to receive certain fixed prices
(also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October
2001, unless market prices during certain periods decline below a stipulated
"floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and after transactions terminate is well below current market prices. These positions do not qualify for treatment as a "hedge" under both previous and current accounting guidelines.
Accordingly, the mark-to-market impacts of these positions due to fluctuations in primary aluminum prices are recorded in other income (expense) in the
Company's statements of consolidated income. For the three months ended March
31, 2001 and 2000, the Company recorded mark-to-market gains of $8.5 and $14.4, respectively, in Other income (expense) associated with the transactions described in this paragraph (see Note 9).

As of March 31, 2001, the Company had sold forward approximately 100% and 80% of the alumina available to it in excess of its projected internal smelting requirements for 2001 and 2002, respectively, at prices indexed to future prices of primary aluminum.

9.   OTHER NON-RECURRING ITEMS

Non-Recurring Operating Items. The income (loss) impact associated with non-recurring operating items for the three months ended March 31, 2001 and
2000, was as follows:

                                                                                                Quarter Ended
                                                                                                  March 31,
                                                                                          ------------------------
                                                                                                   2001       2000
                                                                                          ------------------------
Net gains on power sales (Primary aluminum segment) (Note 4)                              $      228.2  $       -
Restructuring initiatives (Corporate segment)                                                      -         (2.0)
                                                                                          ------------  ----------
                                                                                          $      228.2  $    (2.0)
                                                                                          ============  ==========

--------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

The first quarter 2000 charge was part of the Company's Primary aluminum and
Corporate segments' efficiency initiatives, which resulted in total restructuring charges of $8.6 representing employee benefit and other costs for approximately 50 job eliminations at the Company's Tacoma facility and approximately 50 employee eliminations due to the consolidation or elimination of certain corporate staff functions. As of March 31, 2001, the total remaining liability associated with both restructuring efforts was $.4 as the vast majority of the previously accrued job eliminations have occurred. It is anticipated that all such remaining costs will be incurred during 2001.

Other Income (Expense). Amounts included in other income (expense), other than interest expense, for the quarters ended March 31, 2001 and 2000, included the following pre-tax gains (losses):

                                                                                        2001               2000
                                                                                  ----------------  -----------------
Mark-to-market gains (Notes 1 and 8)                                              $           15.3  $            14.4
Asbestos-related charge (Note 7)                                                              (7.5)             -
All other, net                                                                                 (.5)              (4.3)
                                                                                  ----------------  -----------------
                                                                                  $            7.3  $            10.1
                                                                                  ================  =================

10.  INTERIM OPERATING SEGMENT INFORMATION

The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 1 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2000. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 15 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2000.

Financial information by operating segment for the quarters ended March 31, 2001 and 2000 is as follows:

                                                                                            2001           2000
---------------------------------------------------------------------------------------------------------------
Net Sales:
     Bauxite and Alumina: (1)
       Net sales to unaffiliated customers                                        $       137.6    $      107.6
       Intersegment sales                                                                  36.0            56.8
                                                                                  -------------    ------------
                                                                                          173.6           164.4
                                                                                  -------------    ------------
     Primary Aluminum:(2)
       Net sales to unaffiliated customers                                                103.0           138.0
       Intersegment sales                                                                   2.5            82.1
                                                                                  -------------    ------------
                                                                                          105.5           220.1
                                                                                  -------------    ------------
     Flat-Rolled Products                                                                  95.9           157.9
     Engineered Products                                                                  120.6           163.7
     Commodities Marketing                                                                 (2.6)          (16.1)
     Minority interests                                                                    25.8            24.6
     Eliminations                                                                         (38.5)         (138.9)
                                                                                  -------------    ------------
                                                                                  $       480.3    $      575.7
                                                                                  =============    ============

Operating income (loss):
     Bauxite and Alumina (3)                                                      $        (6.8)   $       27.5
     Primary Aluminum                                                                       4.5            42.0
     Flat-Rolled Products                                                                   3.2             3.1
     Engineered Products                                                                    2.7            13.3
     Commodities Marketing                                                                 (2.0)          (27.6)
     Eliminations                                                                           3.8            (4.1)
     Corporate and Other                                                                  (18.1)          (15.1)
     Other Non-Recurring Operating Items (Note 9)                                         228.2            (2.0)
                                                                                  -------------    ------------
                                                                                  $       215.5    $       37.1
                                                                                  =============    ============

Depreciation and amortization:
     Bauxite and Alumina (3)                                                      $         8.5    $        6.0
     Primary Aluminum                                                                       5.3             6.2
     Flat-Rolled Products                                                                   4.1             4.1
     Engineered Products                                                                    3.1             2.8
     Corporate and Other                                                                     .3              .5
                                                                                  -------------    ------------
                                                                                  $        21.3    $       19.6
                                                                                  =============    ============

(1)  Net sales for the three months ended March 31, 2001, included approximately
     39,700 tons of alumina purchased from third parties and transferred to the
     Company's Primary aluminum business unit. There were no purchases of alumina from third parties during the first quarter of 2001 for unaffiliated customers. Net sales for the three months ended March 31,
     2000, included approximately 77,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 39,000 tons of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
(2)  Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the
     Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. Total purchases of primary aluminum during the quarters ended March 31, 2001 and 2000 by the Flat-rolled products business unit and the Engineered products business unit (which was already responsible for purchasing the majority of its primary aluminum requirements) were approximately 47,500 tons and 41,200 tons, respectively.
     During the quarter ended March 31, 2001, the Primary aluminum business unit purchased approximately 17,200 tons of primary aluminum from third parties to meet existing customer commitments.
(3)  Operating income for the three months ended March 31, 2000, included estimated business interruption insurance recoveries totaling $25.3. There were no estimated business interruption insurance recoveries during the first quarter of 2001 despite the fact that approximately $19.0 of abnormal start-up costs were incurred. Depreciation was suspended for the Gramercy facility during the first quarter of 2000 as a result of the July 1999 incident. See Note 2 for additional information.

11.    SUPPLEMENTAL GUARANTOR INFORMATION

Certain domestic, wholly-owned (direct or indirect) subsidiaries of the Company
(hereinafter collectively referred to as the Subsidiary Guarantors) have provided, joint and several, guarantees of the 97/8% Senior Notes, the 107/8%
Senior Notes, due 2006 and the 12 3/4% Senior Subordinated Notes (the "Notes").
Such guarantees are full and unconditional. See Note 16 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2000 for a more complete discussion regarding the Subsidiary Guarantors and their operations.

The accompanying financial information presents consolidating balance sheets, statements of income and statements of cash flows showing separately the
Company, Subsidiary Guarantors, other subsidiaries and eliminating entries. All of the accompanying financial information only includes the balances and results of Kaiser Transaction Corp. through December 29, 2000, the date of its liquidation. Certain reclassifications have been made to the December 31, 2000 consolidating balance sheets to conform to the current presentation.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2001

                                                         SUBSIDIARY          OTHER      ELIMINATING
                                            COMPANY      GUARANTORS      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -------------  --------------   -------------  ------------  -------------
ASSETS
Current assets                          $       681.1  $         73.6   $       242.9  $        -    $       997.6
Investments in subsidiaries                   2,602.3           174.7             -        (2,777.0)           -
Intercompany advances receivable
     (payable)                               (2,332.2)          705.8         1,626.4           -              -
Investments in and advances to
     unconsolidated affiliates                   22.5            26.2            24.0           -             72.7
Property and equipment, net                     791.3            24.4           382.7           -          1,198.4
Deferred income taxes                           399.3            (9.3)            5.0           -            395.0
Other assets                                    597.5            -               22.5           -            620.0
                                        -------------  --------------   -------------  ------------  -------------
                                        $     2,761.8  $        995.4   $     2,303.5  $   (2,777.0) $     3,283.7
                                        =============  ==============   =============  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                     $       611.4  $        189.9   $       127.1  $        -    $       928.4
Other long-term liabilities                   1,279.6            29.8            40.6           -          1,350.0
Long-term debt                                  676.7            -               22.1           -            698.8
Minority interests                                -              -               18.3          94.1          112.4
Stockholders' equity                            194.1           775.7         2,095.4      (2,871.1)         194.1
                                        -------------  --------------   -------------  ------------  -------------
                                        $     2,761.8  $        995.4   $     2,303.5  $   (2,777.0) $     3,283.7
                                        =============  ==============   =============  ============  =============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
ASSETS
Current assets                            $         677.8  $         69.3  $        271.2   $         -    $     1,018.3
Investments in subsidiaries                       2,583.8           153.1            -           (2,736.9)           -
Intercompany advances receivable
     (payable)                                   (2,338.3)          705.7         1,632.6             -              -
Investments in and advances to
     unconsolidated affiliates                       21.8            32.1            23.9             -             77.8
Property and equipment, net                         767.4            24.5           384.2             -          1,176.1
Deferred income taxes                               449.7             (.6)            3.2             -            452.3
Other assets                                        600.2            -               22.7             -            622.9
                                          ---------------  --------------  --------------   -------------  -------------
                                          $       2,762.4  $        984.1  $      2,337.8   $    (2,736.9) $     3,347.4
                                          ===============  ==============  ==============   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         492.3  $        199.4  $        149.7   $         -    $       841.4
Other long-term liabilities                       1,281.4            36.6            42.8             -          1,360.8
Long-term debt                                      901.7           -                56.1             -            957.8
Minority interests                                   -               -               18.0            82.4          100.4
Stockholders' equity                                 87.0           748.1         2,071.2        (2,819.3)          87.0
                                          ---------------  --------------  --------------   -------------  -------------
                                          $       2,762.4  $        984.1  $      2,337.8   $    (2,736.9) $     3,347.4
                                          ===============  ==============  ==============   =============  =============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net sales                                 $         390.2  $        139.8  $        267.4   $      (317.1) $       480.3
Costs and expenses:
     Operating costs and expenses                   427.0           127.3           255.8          (317.1)         493.0
     Other non-recurring operating items           (228.2)           -               -                -           (228.2)
                                          ---------------  --------------  --------------   -------------  -------------
Operating income                                    191.4            12.5            11.6             -            215.5
Interest expense                                    (26.5)           (1.4)           -                -            (27.9)
Other income (expense), net                         (13.5)           20.3              .5             -              7.3
Benefit (provision) for income taxes                (59.0)          (12.3)           (4.7)            -            (76.0)
Minority interests                                   -                1.3             (.3)            -              1.0
Equity in income of subsidiaries                     27.5            -               -              (27.5)           -
                                          ---------------  --------------  --------------   -------------  -------------
Net income (loss)                         $         119.9  $         20.4  $          7.1   $       (27.5) $       119.9
                                          ===============  ==============  ==============   =============  =============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net sales                                 $         510.7  $        147.9  $        413.0   $      (495.9) $       575.7
Costs and expenses:
     Operating costs and expenses                   517.5           130.1           384.9          (495.9)         536.6
     Other non-recurring operating items              2.0            -               -                -              2.0
                                          ---------------  --------------  --------------   -------------  -------------
Operating income (loss)                              (8.8)           17.8            28.1             -             37.1
Interest expense                                    (27.5)            (.9)           -                -            (28.4)
Other income (expense), net                          (7.1)           16.3              .9             -             10.1
Benefit (provision) for income taxes                 16.9           (12.9)          (11.3)            -             (7.3)
Minority interests                                   -                1.3             (.8)            -               .5
Equity in loss of subsidiaries                       38.5            -               -              (38.5)           -
                                          ---------------  --------------  --------------   -------------  -------------
Net income (loss)                         $          12.0  $         21.6  $         16.9   $       (38.5) $        12.0
                                          ===============  ==============  ==============   =============  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net cash provided (used) by:
     Operating activities                 $         122.4  $         19.5  $          3.1   $         -    $       145.0
     Investing activities                           (60.5)           (3.4)           (1.2)            -            (65.1)
     Financing activities                           (37.0)          (22.1)           -                -            (59.1)
Intercompany activity                                (6.0)            6.0            -                -              -
                                          ---------------  --------------  --------------   -------------  -------------
Net increase in cash and cash
     equivalents during the period                   18.9            -                1.9             -             20.8
Cash and cash equivalents at
     beginning of period                             22.4            -                1.0             -             23.4
                                          ---------------  --------------  --------------   -------------  -------------
Cash and cash equivalents at
     end of period                        $          41.3  $         -     $          2.9   $         -    $        44.2
                                          ===============  ==============  ==============   =============  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net cash provided (used) by:
     Operating activities                 $          (9.2) $         (5.5) $          2.0   $         -    $       (12.7)
     Investing activities                              .9             1.8             (.9)            -              1.8
     Financing activities                             8.2            (2.6)           -                -              5.6
Intercompany activity                                (6.1)            6.3             (.2)            -              -
                                          ---------------  --------------  --------------   -------------  -------------
Net (decrease) increase in cash and
     cash equivalents during the period              (6.2)           -                 .9             -             (5.3)
Cash and cash equivalents at
     beginning of period                             18.4            -                2.8             -             21.2
                                          ---------------  --------------  --------------   -------------  -------------
Cash and cash equivalents at
     end of period                        $          12.2  $         -     $          3.7   $         -    $        15.9
                                          ===============  ==============  ==============   =============  =============

Notes to Condensed Consolidating Financial Information

Income Taxes - Consolidated income tax for the three months ended March 31, 2001 and 2000 has been allocated based on the income before income taxes of the
Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$(14.9) and $(10.4) for the three months ended March 31, 2001 and 2000, respectively. Such amounts for the Subsidiary Guarantors totaled $17.4 and $11.6 for the three months ended March 31, 2001 and 2000, respectively.

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
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. "Business - Factors Affecting Future Performance" in the
Company's Annual Report on Form 10-K for the year ended December 31, 2000, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RECENT EVENTS AND DEVELOPMENTS

Liquidity/Cash Resources. The Company has significant near-term debt maturities.
The Company's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. See
"Liquidity and Capital Resources -- Financing Activities and Liquidity" for a
discussion of these matters.

Incident at Gramercy Facility. Initial production at the Company's Gramercy,
Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. As of March 31, 2001, the plant was operating at approximately 75% of its newly rated estimated capacity of 1,250,000 tons. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001 and the facility is expected to be fully operational by the end of 2001 or early 2002.

Through March 31, 2001, the Company had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $268.6 million of such amounts. The remaining balance of approximately $20.7 million and any additional amounts possibly due to the Company will likely not be recovered until the Company and the insurers resolve certain outstanding issues.
The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. The Company continues to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to the Company by the insurers, and that the likelihood of any refund by the Company of amounts previously received from the insurers is remote.

See Note 2 of Notes to Interim Consolidated Financial Statements for additional discussion of the incident at the Gramercy facility.

Labor Matters. Although the United Steelworkers of America ("USWA") dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPs") in connection with the USWA strike and subsequent lock-out by the Company remain to be resolved. The Company believes that the remaining charges made against the Company by the USWA are without merit. See Note 7 of Notes to Interim Consolidated Financial Statements for
additional discussion on the ULP charges.

Strategic Initiatives. The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow;
pursuing divestitures of its non-core businesses; and strengthening its financial position by divesting of part or all of its interests in certain operating assets. See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Overview, Strategic Initiatives in the
Company's Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding strategic initiatives.

Pacific Northwest Power Sales and Operating Level. During the first quarter of
2001, the Company, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001. As a result of such power sales, the Northwest smelters are expected to remain curtailed at least through that date.

The Company has the right to purchase power under a separate contract with the
Bonneville Power Administration ("BPA") that would, starting October 1, 2001, provide sufficient power to operate the Company's Trentwood facility as well as approximately 40% of the capacity of its Northwest aluminum smelting operations.
Power costs under the new contract are expected to exceed the cost of power under the Company's current BPA contract by as much as 100% in certain periods.
There are other terms of the new BPA contract which are also less favorable than the current BPA contract, including the fact that the Company does not have any remarketing rights under the new BPA contract.

The Company is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued as of March 31, 2001.
However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted.

See Note 4 of Notes to Interim Consolidated Financial Statements for additional information on the power sales, the new BPA contract and additional detail regarding accrued liabilities with respect to the USWA workers.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 2001 and 2000. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 15 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2000, for further information regarding segments.

Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Flat- rolled products and Engineered products segments are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                 ----------------------------------
                                                                                            2001               2000
-----------------------------------------------------------------------------    ----------------------------------
Shipments: (000 tons)
   Alumina (1)
      Third Party                                                                         664.0              437.5
      Intersegment                                                                        182.9              277.6
                                                                                 --------------    ---------------
        Total Alumina                                                                     846.9              715.1
                                                                                 --------------    ---------------
   Primary Aluminum(2)
      Third Party                                                                          63.9               79.4
      Intersegment                                                                          1.5               47.9
                                                                                 --------------    ---------------
        Total Primary Aluminum                                                             65.4              127.3
                                                                                 --------------    ---------------
   Flat-Rolled Products(2)                                                                 25.0               51.8
                                                                                 --------------    ---------------
   Engineered Products(2)                                                                  32.9               47.3
                                                                                 --------------    ---------------
Average Realized Third Party Sales Price:
   Alumina (per ton)                                                             $          194    $           218
   Primary Aluminum (per pound)                                                  $          .73    $           .79
Net Sales:
   Bauxite and Alumina (1)
      Third Party (includes net sales of bauxite)                                $        137.6    $         107.6
      Intersegment                                                                         36.0               56.8
                                                                                 --------------    ---------------
        Total Bauxite & Alumina                                                       173.6              164.4
                                                                                 --------------    ---------------
   Primary Aluminum(2)
      Third Party                                                                         103.0              138.0
      Intersegment                                                                          2.5               82.1
                                                                                 --------------    ---------------
        Total Primary Aluminum                                                            105.5              220.1
                                                                                 --------------    ---------------
   Flat-Rolled Products                                                                    95.9              157.9
   Engineered Products                                                                    120.6              163.7
   Commodities Marketing                                                                   (2.6)             (16.1)
   Minority Interests                                                                      25.8               24.6
   Eliminations                                                                           (38.5)            (138.9)
                                                                                 --------------    ---------------
        Total Net Sales                                                          $        480.3    $         575.7
                                                                                 ==============    ===============

Operating Income (Loss):
   Bauxite & Alumina (3)                                                     $         (6.8)   $          27.5
   Primary Aluminum                                                                         4.5               42.0
   Flat-Rolled Products                                                                     3.2                3.1
   Engineered Products                                                                      2.7               13.3
   Commodities Marketing                                                                   (2.0)             (27.6)
   Eliminations                                                                             3.8               (4.1)
   Corporate and Other                                                                    (18.1)             (15.1)
   Other Non-Recurring Operating Items (Note 9)                                           228.2               (2.0)
                                                                                 --------------    ---------------

        Total Operating Income                                                   $        215.5    $          37.1
                                                                                 ==============    ===============
Net Income                                                                       $        119.9    $          12.0
                                                                                 ==============    ===============
Capital Expenditures                                                             $         44.0    $          16.7
                                                                                 ==============    ===============

(1)   Net sales for the quarter ended March 31, 2001, included approximately
      39,700 tons of alumina purchased from third parties and transferred to the
      Company's Primary aluminum business unit. There were no purchases of alumina from third parties during the first quarter of 2001 for unaffiliated customers. Net sales for the three months ended March 31,
      2000, included approximately 77,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 39,000 tons of alumina purchased from third parties and transferred to the Company's
      Primary aluminum business unit.
(2)   Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the
      Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. Total purchases of primary aluminum during the quarters ended March 31, 2001 and 2000 by the Flat-rolled products business unit and the Engineered products business unit (which was already responsible for purchasing the majority of its primary aluminum requirements) were approximately 47,500 tons and 41,200 tons, respectively. During the quarter ended March 31, 2001, the Primary aluminum business unit purchased approximately 17,200 tons of primary aluminum from third parties to meet existing customer requirements.
(3)   Operating income for the three months ended March 31, 2000, included estimated business interruption insurance recoveries totaling $25.3. There were no estimated business interruption insurance recoveries during the first quarter of 2001 despite the fact that approximately $19.0 of abnormal start-up costs were incurred. Additionally, depreciation was suspended for the Gramercy facility during the first quarter of 2000 as a result of the July 1999 incident. See Note 2 of Notes to Interim
      Consolidated Financial Statements for additional information.

OVERVIEW
The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the
Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 8 of Notes to Interim Consolidated Financial Statements for a discussion of the Company's hedging activities.

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

During the three months ended March 31, 2000, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum was $.79 per pound. During the three months ended March 31, 2001, the average AMT price was
$.75 per pound. The average AMT price for primary aluminum for the week ended
April 27, 2001 was $.73 per pound.

QUARTER ENDED MARCH 31, 2001, COMPARED TO QUARTER ENDED MARCH 31, 2000

SUMMARY
The Company reported net income of $119.9 million for the quarter ended March
31, 2001, compared to net income of $12.0 million for the same period of 2000.
However, results for the quarters ended March 31, 2001 and 2000 included material special items as summarized below (in millions of dollars):

                                                                                            Material Special
                                                                                             Gains (Losses),
                                                                                        Net of Income Tax Effect
                                                                                        ------------------------
                                                                                              2001          2000
                                                                                        ------------------------
Net gains from power sales (pre-tax $228.2)                                             $   139.2    $       -
Mark-to-market gains (pre-tax $15.3 in 2001; $14.4 in 2000)                                   9.3           8.8
Asbestos-related charges (pre-tax $7.5)                                                      (4.5)           -
Abnormal Gramercy start-up costs (pre-tax $19.0)                                            (11.6)           -
Excess overhead and other fixed costs associated with Northwest smelting operations
     (pre-tax $6.0)                                                                          (3.7)           -
Corporate restructuring charge (pre-tax $2.0)                                                   -          (1.2)
                                                                                        ---------    -----------
                                                                                        $   128.7    $      7.6
                                                                                        =========    ===========

Net sales in the first quarter of 2001 totaled $480.3 million compared to $575.7 million in the first quarter of 2000.

Bauxite and Alumina. Third party net sales of alumina were up significantly for the quarter ended March 31, 2001, as compared to the same period in 2000. A 51%
increase in third party shipments was partially offset by a 11% decrease in third party average realized prices. The increase in quarter-over-quarter shipments resulted primarily from the timing of shipments as well as the restart of production at the Gramercy refinery in December 2000. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third- party alumina sales contracts are linked.

Intersegment net sales of alumina for the quarter ended March 31, 2001 decreased
37% as compared to the same period in 2000 as a result of a 34% decrease in intersegment shipments and a 4% decrease in the intersegment average realized price. The decrease in shipments was primarily due to the potline curtailments at the Company's Washington smelters. The decrease in the intersegment average realized price is the result of decreases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

Segment operating income for the quarter ended March 31, 2001 decreased significantly compared to the comparable period in 2000, as the increase in net shipments only partially offset the decrease in the average realized sales prices. Also, operating income for 2001 was adversely affected by abnormal
Gramercy related start-up costs of approximately $19.0 million as well as higher natural gas and fuel oil costs. As discussed more fully in Note 2 of Notes to
Interim Consolidated Financial Statements, abnormal Gramercy-related costs in
2000 were offset by estimated business interruption insurance recoveries.

Primary Aluminum. Third party net sales of primary aluminum decreased 25% for the first quarter of 2001 as compared to the same period in 2000 as a result of a 19% decrease in third party shipments and a 7% decrease in third party averaged realized prices. The decrease in shipments was primarily due to the curtailment of the potlines at the Washington smelters during the last half of
2000. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

Intersegment net sales of primary aluminum for the quarter ended March 31, 2001 decreased significantly compared to the same period in 2000 primarily as a result of a substantial decrease in intersegment shipments due to a change in the Company's methodology for handling aluminum supply logistics for the
Flat-rolled products business unit. Beginning in the first quarter of 2001, the
Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases.

Segment operating income (before non-recurring items) for the quarter period ended March 31, 2001, was down from the comparable period in 2000. The primary reason for the decrease was the decreases in the average realized prices and net shipments discussed above as well as overhead and other fixed costs associated with the curtailed Northwest smelting operations, which totaled approximately
$12.0 million during the first quarter of 2001. The Company believes that approximately half of such costs incurred are "excess" to the run rate that can be achieved during the curtailment process. Management is in the process of determining the appropriate actions to minimize the excess outflows associated with the curtailed operations. Period over period results were also unfavorably impacted by higher energy costs at the 49%-owned Anglesey Aluminum Limited
("Anglesey") aluminum smelter, resulting from a new power contract entered into by Anglesey at the end of the first quarter of 2000.

Segment operating income for the quarter ended March 31, 2001, discussed above, excludes non-recurring net power sales gains of $228.2 million.

Flat-Rolled Products. Net sales of flat-rolled products decreased significantly during the first quarter 2001 as compared to 2000 as a 52% decrease in shipments was partially offset by a 26% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line in the last half of 2000. The increase in average realized prices primarily reflects the change in product mix from the can body stock to heat-treat products (which have a higher price and operating margin to other products).

Segment operating income for the quarter ended March 31, 2001, was essentially flat when compared to the comparable period in 2000 as the increase in heat-treat products shipments was offset by the can body stock exit. Modest benefits from power load shedding by the business unit were substantially offset by higher natural gas prices and labor expenses.

Engineered Products. Net sales of engineered products decreased by 26% during the first quarter 2001 as compared to 2000, as a 31% decrease in product shipments was offset by a 6% increase in average realized prices. The decrease in product shipments was the result of reduced ground transportation shipments due to softening market demand. The increase in average realized prices reflects a shift in product mix to higher value-added products.

The change in segment operating income for the quarter ended March 31, 2001, as compared to the comparable period in 2000 was primarily attributable to the price and volume factors described above. However, the segment's results were also adversely impacted by higher period over period natural gas prices totaling approximately $4.0 million.

Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers for derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with the purchase or sale of options, as well as net results of internal hedging activities with the Company's fabricated products segments. The decrease in operating loss for the quarter ended March 31, 2001 as compared to the same period in 2000 results from the 2001 hedging positions having higher minimum and maximum price ranges than the positions in 2000. This is primarily the result of the timing of when the hedging position activities were completed.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses in the quarter ended March 31, 2001, as compared to the comparable period in 2000 was due largely to higher medical and pension cost accruals for active and retired employees.

Corporate operating results for the quarter ended March 31, 2000, exclude costs related to staff reduction and efficiency initiatives of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES
See Note 8 of Notes to Consolidated Financial Statements for the year ended
December 31, 2000, for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

Operating Activities. At March 31, 2001, the Company had working capital of
$69.2 million, compared with working capital of $176.9 million at December 31,
2000. The decrease in working capital primarily resulted from:

-    an increase in the current portion of long-term debt due to the reclassification of the $225.0 principal amount of the 97/8% Senior Notes, due February 2002 (the "97/8% Senior Notes") to current liabilities offset by the Company's first quarter 2001 repayment of $30.4 of outstanding borrowings under its credit agreement, as amended (the "Credit Agreement").

-    a decrease in accrued salaries, wages and related expenses resulting primarily from the payment of previously accrued employee-related compensation applicable to job reductions as a part of the September 2000 labor settlement or associated with workers at the curtailed Northwest smelters.

-    an increase in other receivables primarily due to an increase in power proceeds receivable (reflecting the difference between the $88.0 million receivable at year-end 2000, which was collected in the first quarter of
     2001, and the $120.0 million receivable at March 31, 2001, reflecting amounts related to first quarter 2001 power sales that will be collected periodically through October 2001.

Investing Activities. Capital expenditures during the quarter ended March 31,
2001, were $44.0 million, including $36.1 million for the rebuilding of the
Gramercy facility. The remainder of the 2001 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's other facilities. Total consolidated capital expenditures, excluding capital expenditures in 2001 to finish rebuilding the Gramercy facility, are expected to be between $60.0 and $80.0 million per annum in each of 2001 and
2002 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See "-Financing Activities and Liquidity" below for a discussion of Gramercy-related capital spending.

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

Financing Activities and Liquidity: Short-Term. The Company uses its Credit
Agreement to provide short-term liquidity requirements and for letters of credit to support operations. During the three months ended March 31, 2001, month-end borrowing amounts outstanding under the Credit Agreement have been as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the Credit Agreement during the first quarter 2001 was approximately $47.5 million. However, as of April 30, 2001, there were no borrowings outstanding under the Credit Agreement and the Company currently expects limited, if any, borrowings for the balance of the Credit Agreement term. Outstanding letters of credit at April 30, 2001, were approximately $45.8 million. The Credit Agreement significantly restricts the Company's ability to pay any dividends on its common stock.

The Credit Agreement expires in August 2001. It is the Company's intention to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond
August 2001, the Company will have to have a demonstrable way to mitigate the
$225.0 million of 97/8% Senior Notes. For the Credit Agreement to be extended past February 2003, both the 97/8% Senior Notes and the $400.0 million of 12
3/4% Senior Subordinated Notes, due February 2003, will have to be retired and/or refinanced. As of April 30, 2001, the Company had approval from the
Credit Agreement lenders to purchase up to $50.0 million of the 97/8% Senior
Notes. As of April 30, 2001, the Company had purchased approximately $1.0 million of 97/8% Senior Notes.

The Company is in active negotiations with third parties involving five potential asset transactions, any one of which, together with cash flow from operations, would enable the Company to address the approaching 97/8% Senior
Notes maturity. The Company expects to be in a position to announce further details during the second quarter of 2001. It is unlikely, however, that it will consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales.

In addition to being impacted by power sales, normal operating variables and asset sales, the Company's near-term liquidity will also, as more fully discussed below, be affected by, among other things, two significant items: the
Gramercy incident and the amount of net payments for asbestos liabilities.

The Company will continue to incur abnormal start-up costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored. As more fully discussed in Note 2 of Notes to Interim
Consolidated Financial Statements, unless the Company is successful in obtaining additional insurance recoveries from its insurers, it will have to fund all of the remaining Gramercy-related capital expenditures as well as any incremental costs or losses incurred at Gramercy. It is believed that such amounts will total between $50.0 and $100.0 million during the balance of 2001 depending on, among other things, the ultimate cost of the rebuild, the elapsed time of the rebuild and the amount of start-up costs/inefficiencies.

During the three months ended March 31, 2001, the Company paid $38.1 million of asbestos-related settlement and defense costs and received insurance reimbursement of $22.5 million for asbestos-related matters. The Company's 2001 and 2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $115.0 million and $150.0 million per year.
The Company believes that it will recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged the Company's payments. Delays in receiving future insurance repayments would have an adverse impact on the Company's liquidity. During 2000, the
Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide the Company with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at March 31, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. The Company is continuing to receive cash payments from the insurers.

Management believes that the Company's existing cash resources, together with cash flows from operations, power sales and anticipated asset dispositions, as well as borrowings under the Credit Agreement, will be sufficient to satisfy its working capital, debt maturities and capital expenditure requirements for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet the Company's short-term liquidity requirements or that additional sources of cash will not be required.

Long-Term. As of March 31, 2001, the Company's total consolidated indebtedness was $923.6 million. There were no revolving credit borrowings outstanding under the Credit Agreement. The Company's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. With respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital, financing and capital expenditure requirements. However, no assurance can be given that the Company will be able to refinance its debt on acceptable terms.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under Item 7A. "QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK" in the Company's Form 10-K for the year ended
December 31, 2000, is incorporated by reference.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Mead Environmental Penalty

In May 2001, the Company agreed to pay a penalty of $150,000 and to deposit into a fund an additional $125,000 to implement a supplemental environmental project in the community in order to settle certain alleged environmental violations with respect to its Mead, Washington aluminum smelter.

Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form
10-K for the year ended December 31, 2000 for information concerning other material legal proceedings with respect to the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     None

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended
March 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

                             KAISER ALUMINUM & CHEMICAL CORPORATION

                                             /s/   John T. La Duc
                             By: __________________________________________
                                               John T. La Duc
                                        Executive Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                             KAISER ALUMINUM & CHEMICAL CORPORATION

                                           /s/   Daniel D. Maddox
                             By: __________________________________________
                                              Daniel D. Maddox
                                        Vice President and Controller
                                       (Principal Accounting Officer)

Dated:   May 11, 2001