Form 10-Q
period 2001-06-30
KAISER ALUMINUM & CHEMICAL CORP
filed 2001-08-13
CIK 54291

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
Yes   /X/        No   / /

     At July 31, 2001, the registrant had 46,171,365 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                          June 30,     December 31,
                                                                                              2001             2000
                                                                                    -------------------------------
                                       ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $        65.6   $         23.4
   Receivables:
      Trade, net                                                                            168.3            188.7
      Other                                                                                 180.4            247.3
   Inventories                                                                              373.6            396.2
   Prepaid expenses and other current assets                                                122.1            162.7
                                                                                    -------------------------------
      Total current assets                                                                  910.0          1,018.3

Investments in and advances to unconsolidated affiliates                                     74.2             77.8
Property, plant, and equipment - net                                                      1,219.1          1,176.1
Deferred income taxes                                                                       444.4            452.3
Other assets                                                                                699.5            622.9
                                                                                    -------------------------------

      Total                                                                         $     3,347.2   $      3,347.4
                                                                                    ===============================

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $       188.9   $        236.8
   Accrued interest                                                                          37.1             37.5
   Accrued salaries, wages, and related expenses                                             84.9            110.3
   Accrued postretirement medical benefit obligation - current portion                       58.0             58.0
   Other accrued liabilities                                                                213.5            287.2
   Payable to affiliates                                                                     75.9             80.0
   Long-term debt - current portion                                                         224.5             31.6
                                                                                    -------------------------------
      Total current liabilities                                                             882.8            841.4

Long-term liabilities                                                                       870.2            703.9
Accrued postretirement medical benefit obligation                                           647.6            656.9
Long-term debt                                                                              698.8            957.8
Minority interests                                                                          113.2            100.4
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                                            .7               .7
   Common stock                                                                              15.4             15.4
   Additional capital                                                                     2,367.9          2,300.8
   Accumulated deficit                                                                     (132.4)          (188.1)
   Accumulated other comprehensive income (loss)                                            (10.1)            (1.8)
   Less:  Note receivable from parent                                                    (2,106.9)        (2,040.0)
                                                                                    -------------------------------
      Total stockholders' equity                                                            134.6             87.0
                                                                                    -------------------------------
        Total                                                                       $     3,347.2   $      3,347.4
                                                                                    ===============================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                        STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                       Quarter Ended          Six Months Ended
                                                                         June 30,                 June 30,
                                                                  ----------------------    -------------------
                                                                       2001        2000        2001       2000
                                                                  ----------------------    -------------------
Net sales                                                         $    446.8    $  552.8    $  927.1   $1,128.5
                                                                  ----------------------    -------------------

Costs and expenses:
   Cost of products sold                                               418.8       469.5       863.3      960.2
   Depreciation and amortization                                        22.2        19.6        43.5       39.2
   Selling, administrative, research and development, and general       25.4        25.8        52.6       52.1
   Other non-recurring operating items                                   8.0       (13.6)     (220.2)     (11.6)
                                                                  ----------------------    -------------------
        Total costs and expenses                                       474.4       501.3       739.2    1,039.9
                                                                  ----------------------    -------------------

Operating income (loss)                                                (27.6)       51.5       187.9       88.6

Other income (expense):
   Interest expense                                                    (27.1)      (28.2)      (55.0)     (56.6)
   Other - net                                                         (51.7)       (6.5)      (44.4)       3.6
                                                                  ----------------------    -------------------

Income (loss) before income taxes and minority interests              (106.4)       16.8        88.5       35.6

Benefit (provision) for income taxes                                    41.5        (6.4)      (34.5)     (13.7)

Minority interests                                                        .8          .8         1.8        1.3
                                                                  ----------------------    -------------------

Net income (loss)                                                 $    (64.1)   $   11.2    $   55.8   $   23.2
                                                                  ======================    ===================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                     For the Six Months Ended June 30, 2000

                                                                                       Accumulated       Note
                                                                               Accu-         Other Receivable
                                        Preference     Common  Additional    mulated Comprehensive       From
                                             Stock      Stock     Capital    Deficit Income (Loss)     Parent    Total
                                       -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $      1.5  $    15.4  $  2,173.0  $  (205.1) $       (1.2) $(1,912.9)  $ 70.7
   Net income/Comprehensive
      income                                   -           -          -        23.2           -            -     23.2
   Interest on note receivable to
      parent                                   -           -        63.3          -           -        (63.3)        -
   Contributions for LTIP shares               -           -          .4          -           -            -       .4
   Stock redemption                           (.7)         -          -           -           -            -      (.7)
                                       ----------  ---------  ----------  ---------  ------------  ---------   -------
BALANCE, JUNE 30, 2000                 $       .8  $    15.4  $  2,236.7  $  (181.9) $       (1.2) $(1,976.2)  $ 93.6
                                       ==========  =========  ==========  =========  ============  =========   =======

                     For the Six Months Ended June 30, 2001

                                                                                   Accumulated        Note
                                                                          Accu-          Other  Receivable
                                     Preference     Common Additional   mulated  Comprehensive        From
                                          Stock      Stock    Capital   Deficit  Income (Loss)      Parent    Total
                                    -------------------------------------------------------------------------------
BALANCE, DECEMBER 31,               $       .7  $    15.4  $ 2,300.8  $ (188.1)  $       (1.8)  $(2,040.0) $  87.0
2000

   Net income                               -           -          -      55.8            -             -     55.8
   Cumulative effect of accounting
      change, net of income tax
      provision of $.5                      -           -          -         -            1.8           -      1.8
   Unrealized losses on derivative
      instruments arising during the
      period, net of income tax
      benefit of $4.4 (including
      $4.2 for the quarter ended
      June 30, 2001)                        -           -          -         -           (7.5)          -     (7.5)
   Less reclassification adjustment
      for net realized gains on
      derivative instruments included
      in net income, net of income
      tax provision of $.9 (including
      realized net losses of $8.8
      for the quarter ended
      June 30, 2001)                        -           -          -         -           (2.6)          -     (2.6)
                                                                                                            -------
   Comprehensive income                     -           -          -         -            -             -     47.5

   Interest on note receivable to
      parent                                -           -       66.9         -            -         (66.9)        -
   Contributions for LTIP shares            -           -         .2         -            -             -       .2
   Dividends                                -           -          -       (.1)           -             -      (.1)

                                    ----------  ---------  ---------  --------   ------------   ---------  --------
BALANCE, JUNE 30, 2001              $       .7  $    15.4  $ 2,367.9  $ (132.4)  $      (10.1)  $(2,106.9) $ 134.6
                                    ==========  =========  =========  ========   ============   =========  ========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                              -------------------
                                                                                                  2001       2000
                                                                                              -------------------
Cash flows from operating activities:
   Net income                                                                                 $  55.8   $   23.2
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $3.2 and $2.2)        46.7       42.1
      Equity in loss of unconsolidated affiliates, net of distributions                            .4        7.9
      Minority interests                                                                         (1.8)      (1.3)
      Decrease (increase) in trade and other receivables                                         87.3     (104.4)
      Decrease in inventories                                                                    22.6       66.5
      (Increase) decrease in prepaid expenses and other current assets                           (4.5)      30.4
      Decrease in accounts payable (associated with operating activities) and
        accrued interest                                                                        (24.8)     (12.1)
      Decrease in payable to affiliates and other accrued liabilities                           (42.4)     (10.1)
      Increase in accrued and deferred income taxes                                               4.2        4.7
      Net cash provided (used) by long-term assets and liabilities                               61.2      (48.9)
      Other                                                                                       2.5          -
                                                                                              -------------------
        Net cash provided (used) by operating activities                                        207.2       (2.0)
                                                                                              -------------------
Cash flows from investing activities:
   Capital expenditures (including $61.8 and $54.9 related to Gramercy facility)                (86.8)     (85.8)
   (Decrease) increase in accounts payable - Gramercy-related capital expenditures              (23.5)      23.9
   Gramercy-related property damage recoveries                                                       -      24.0
   Net proceeds from disposition of property and investments and other                            4.4       17.1
                                                                                              -------------------
        Net cash used by investing activities                                                  (105.9)     (20.8)
                                                                                              -------------------
Cash flows from financing activities:
   (Repayments) borrowings under revolving credit facility, net                                 (30.4)      27.2
   Repayments of long-term debt                                                                 (23.2)      (2.9)
   Preference stock dividends paid                                                               (5.5)       (.3)
   Redemption of minority interests' preference stock                                                -      (2.5)
                                                                                              -------------------
        Net cash (used) provided by financing activities                                        (59.1)      21.5
                                                                                              -------------------
Net increase (decrease) in cash and cash equivalents during the period                           42.2       (1.3)
Cash and cash equivalents at beginning of period                                                 23.4       21.2
                                                                                              -------------------
Cash and cash equivalents at end of period                                                    $  65.6   $   19.9
                                                                                              ===================
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $2.8 and $1.4                                $  52.2   $   54.5
   Income taxes paid                                                                             29.5        7.6

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
              STATEMENTS (In millions of dollars, except prices and
                               per share amounts)

1.   GENERAL

Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a
subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of the Company's Common Stock with the remaining approximately 38% publicly held.

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

Operating results for the quarter and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Liquidity.
Near-Term Debt Maturities. The Company has significant near-term debt maturities including $224.2 of 97/8% Senior Notes due February 2002 (the "97/8% Senior
Notes") and $400.0 of 12 3/4% Senior Subordinated Notes due February 2003 (the
"12 3/4% Senior Subordinated Notes"). Also, the Company's credit agreement, as amended (the "Credit Agreement"), will expire November 2, 2001 unless it is extended, replaced or renewed. See Note 5 for a discussion of the Company's plans with respect to near-term debt maturities.

Cash Flow, Other than Near-Term Debt Maturities. Company's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, the
Company's near-term liquidity and cash flows will be affected by the remaining proceeds to be received from power sales, the expected third quarter 2001 sale of a portion of the Company's interest in Queensland Alumina Limited ("QAL"), the restart of the Gramercy facility and net payments for asbestos-related liabilities. For a discussion of these matters, see Notes 2, 4, 7 and 9.

Absent an improvement in the markets in which the Company operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of the
Company's performance improvement initiative), the Company's cash flows during the balance of 2001 (before considering the pending third quarter 2001 sale of a portion of the Company's interest in QAL and near-term debt maturities) may fully utilize the cash balance reported at June 30, 2001 in order to satisfy interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations. The Company expects its cash flow in 2002 to improve substantially over the run rate expected to be experienced during the last six months of 2001 as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from the Company's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied.
However, no assurances can be given in this regard.

Restricted Common Stock. During June 2001, the Company completed an exchange with certain employees who held stock options to purchase Kaiser's common stock whereby a total of approximately 3,538,000 options were exchanged (on a fair value basis) for approximately 1,056,000 restricted shares of Kaiser's common stock. The fair value of the restricted shares issued will be amortized to expense over the three-year period during which the restrictions lapse.

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
SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see Note 8). This contrasts with pre-2001 accounting principles, which generally only required certain "non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the
Company's hedging positions are initially recorded in other comprehensive income, such changes reverse out of other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in net sales or cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge"
accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur in the first six months of 2001.

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

2.   INCIDENT AT GRAMERCY FACILITY

Initial production at the Company's Gramercy, Louisiana alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. During the second quarter of 2001, the plant operated at approximately 60% of its newly-rated estimated annual capacity of 1,250,000 tons. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001 and the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

As of June 30, 2001, the Company had collected $269.5 of estimated insurance recoveries related to the property damage, business interruption and clean-up and site preparation aspects of the Gramercy incident ($.9 of which was collected in the second quarter of 2001). During July 2001, the Company and its insurers reached a global settlement agreement in respect of all of the
Company's business interruption and property damage claims under which the
Company will receive: (1) an additional $35.0 during the third quarter of 2001 related to losses/costs incurred prior to June 30, 2001; and (2) an agreed allocation from any recoveries that may result from joint actions against certain third parties. The Company cannot predict the likelihood or timing of any such incremental recoveries. Since the minimum expected recoveries of $304.5 exceeded the Company's previous accrual of $289.3, the Company recognized $15.2 of additional insurance benefit (as a reduction of Bauxite and alumina business unit's cost of products sold) during the quarter ended June 30, 2001.

During the quarter and six-month periods ended June 30, 2001, abnormal
Gramercy-related start-up costs totaled approximately $22.0 and $41.0, respectively. These abnormal costs result from operating the plant in an interim mode pending the completion of construction. The Company's future operating results will continue to be adversely affected until the Gramercy plant is operating at its intended production rate and at full efficiency. As discussed above, the Company currently anticipates that the Gramercy facility will reach its full production rate and full efficiency by the end of 2001 or early 2002.

The incident at the Gramercy facility resulted in a significant number of individual and class action lawsuits being filed against the Company and others, alleging, among other things, property damage, business interruption losses by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, the
Company does not currently believe the damages will exceed the amount of coverage under its liability policies.

See Note 2 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000 for additional information regarding the Gramercy incident.

3.   INVENTORIES

     The classification of inventories is as follows:

                                                                                      June 30,    December 31,
                                                                                          2001            2000
                                                                                ------------------------------
Finished fabricated aluminum products                                           $         49.4  $         54.6
Primary aluminum and work in process                                                     115.7           126.9
Bauxite and alumina                                                                       95.5            88.6
Operating supplies and repair and maintenance parts                                      113.0           126.1
                                                                                ------------------------------
     Total                                                                      $        373.6  $        396.2
                                                                                ==============================

Substantially all product inventories are stated at last-in, first-out (LIFO)
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

4.   PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

Power Sales. During the first quarter of 2001, the Company, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001 and recorded net pre-tax gains of approximately $228.2. The gains were net of approximately $25.0 of employee-related expenses and other fixed or incremental costs associated with the continuing curtailment of its Northwest smelters.

During the second quarter of 2001, the Company sold a portion of the remaining
Northwest power that it had under contract for gross proceeds of approximately
$2.5. These proceeds were offset by certain curtailment and other costs of approximately $8.0. The resulting net gains have been recorded in Other non-recurring operating items (see Note 10). Approximately $298.0 of power proceeds were received during the first six months of 2001 ($88.0 related to
2000 power sales and the balance related to 2001 power sales). The balance of the power proceeds from prior sales of power (approximately $45.0) will be received periodically through October 2001. In addition, the Company expects to receive between $3.0 and $7.0 with respect to the remaining third quarter 2001 power that it had under contract and which the Company agreed to sell at prevailing third quarter power prices.

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA will provide the Company's operations in the State of Washington with power during the period from October 2001 through September 2006. The contract will provide the Company with sufficient power to fully operate the Company's Trentwood facility as well as approximately
40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations. The new BPA contract also includes a take-or-pay requirement and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. Under the new contract, the
Company can only remarket its power allocation to reduce or eliminate take-or-pay requirements. The Company is not entitled to receive any profits from any such remarketing efforts. The Company has a short period of time after the Federal Energy Regulatory Commission ("FERC") affirms the power rate submitted by the BPA during which it can exercise its right to terminate the contract. The FERC's affirmation could occur as soon as August 2001.

The BPA has announced that it currently intends to set rates under the new contract in six month increments. The rate for the initial period (from October
1, 2001 through March 31, 2002) was announced by the BPA in June 2001 and will be approximately 46% higher than power costs under the existing contract. The
Company cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. The Company has made proposals to the BPA under which the Company would continue to fully curtail its Northwest smelters through
March 2002 or longer in return for compensation commensurate with the Company's costs and lost profit opportunities. Although discussions in this regard continue, such proposals have, to date, been rejected by the BPA. In addition, in public statements, the BPA has from time to time publicly asserted that the
Company may be in violation of certain aspects of the October 2001 contract
(governing the use of proceeds from power sales) and that the BPA may decrement the Company's power supply. The Company believes that such claims are without merit. While uncertainties are inherent in matters such as this, the Company believes that, absent a negotiated settlement, the BPA is obligated to, and will, deliver the contractual amount of power stipulated in the Company's contract.

Absent an acceptable negotiated payment from the BPA, the Company retains the ability to restart up to 40% (4.75 potlines) of its Northwest smelting capacity on or after October 1, 2001. Were the Company to restart all or a portion of such capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at recent market conditions. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United Steelworkers of
America ("USWA") during periods of curtailment. As of June 30, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate at the 40% smelter operating rate have been accrued through September 2001 (the period through which the
Company has sold power). If the Company does not restart and begin operating at the 40% smelter operating rate beginning October 2001, it could become liable for additional supplemental unemployment benefits for these workers.
Additionally, if such workers are not recalled prior to early 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and would adversely impact the Company's operating results and liquidity.

5.   DEBT

Current Maturities and Liquidity. The Company has a Credit Agreement, which provides a secured, revolving line of credit. In July 2001, the expiration date of the Credit Agreement was extended from August 15, 2001 to November 2, 2001.
The Company sought the extension in order to gain additional flexibility in advance of the February 2002 maturity date of its 97/8% Senior Notes as more fully discussed below. In connection with the above-mentioned extension of the
Credit Agreement, the Company agreed to hold half of the proceeds to be received from the sale of an 8.3% interest in QAL in a separate bank account until the earlier of (1) lender approval, (2) November 2, 2001, or (3) renewal or further extension of the Credit Agreement.

The Company is able to utilize the Credit Agreement by means of revolving credit advances or letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable and eligible inventory. At June 30, 2001, $190.9 (of which $80.6 could have been used for letters of credit) was available to the Company under the Credit
Agreement and no amounts were outstanding under the revolving credit facility.
Interest on any outstanding amounts bear a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at the Company's option. The Company typically chooses base rate based borrowings for shorter term Credit Agreement uses and LIBOR based loans for more extended Credit
Agreement uses. The average interest rate on loans outstanding under the Credit
Agreement during the first six months of 2001 was approximately 10.0% per annum.
As of July 31, 2001, there were no revolving credit borrowings outstanding under the Credit Agreement. At July 31, 2001, outstanding letters of credit were approximately $32.2.

The Company intends to extend, replace or renew the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond November 2001, the Company will have to have a demonstrable way to mitigate the maturity of the $225.0 of 97/8% Senior Notes.
For the Credit Agreement to be extended past February 2003, both the 97/8%
Senior Notes and the $400.0 of 12 3/4% Senior Subordinated Notes will have to be retired and/or refinanced. It is possible that the Company may use a portion of the availability under the Credit Agreement (or any extension, replacement or renewal thereof) to augment other cash resources in the mitigation of the 97/8%
Senior Notes. As of June 30, 2001, the Company had approval from the Credit
Agreement lenders to purchase up to $50.0 of the 97/8% Senior Notes. As of June
30, 2001, the Company has purchased approximately $.8 of 97/8% Senior Notes.

As previously announced, the Company is working with financial advisors to review its options for addressing its near- term debt maturities and its overall capital structure. While the Company continues to consider potential asset transactions (beyond the recently announced agreement to sell an 8.3% interest in QAL - see Note 9), the Company intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. The Company cannot predict if any such transactions will materialize. While the Company believes it will be successful in addressing its near-term debt maturities and overall capital structure, as the Company's operating and non-recurring cash flows are subject to inherent uncertainties, no assurances in this regard can be given.

Alpart CARIFA Loans. During the first quarter of 2001, Alumina Partners of
Jamaica ("Alpart"; of which the Company owns 65%) redeemed $34.0 principal amount of the Caribbean Basin Projects Financing Authority loans. The Company and its partner in Alpart both funded their respective share of the redemption.
The redemption had a modest beneficial effect on the unused availability remaining under the Credit Agreement as the additional Credit Agreement borrowings of $22.1 required for the Company's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding that supported the loan.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the second quarter of 2001, the Company's ongoing assessment process resulted in the
Company recording an $8.0 charge to increase its environmental accrual.
Additionally, the Company's environmental accruals were increased during the second quarter of 2001 by approximately $6.0 in connection with the purchase of certain property. At June 30, 2001, the balance of the Company's accruals for these and other matters, which are primarily included in Long-term liabilities, totaled $58.4. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $4.0 to $13.0 for the years 2001 through 2005 and an aggregate of approximately $24.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

The following table presents the changes in the number of such claims pending for the six months ended June 30, 2001 and the year ended December 31, 2000.

                                                                               Six Months         Year Ended
                                                                                  Ended          December 31,
                                                                              June 30, 2001          2000
                                                                            ----------------------------------
Number of claims at beginning of period                                              110,800           100,000
Claims received                                                                       17,000            30,600
Claims settled or dismissed                                                          (19,800)          (19,800)
                                                                            ----------------     -------------
Number of claims at end of period                                                    108,000           110,800
                                                                            ================     =============
Numberof claims at end of period (included above) covered by agreements under which the Company expects to settle over an
      extended period                                                                 66,200            66,900
                                                                            ================     =============

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through the comparable period in 2011). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and an anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims.
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

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller
Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the
Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide the Company with timely and appropriate reimbursements for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at June 30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. The Company is continuing to receive cash reimbursements from the insurers.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                                   June 30,           December
                                                                                     2001             31, 2000
                                                                                --------------    ----------------

Liability (current portion of $130.0 in both periods)                           $        650.4    $          492.4
Receivable (included in Other assets)(1)                                                 504.7               406.3
                                                                                --------------    ----------------
                                                                                $        145.7    $           86.1
                                                                                ==============    ================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. As of June 30, 2001 and December 31, 2000,
      $16.3 and $36.9, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future. No assurances can be given that the Company will be able to project similar recovery percentages for additional asbestos-related liabilities recognized in future periods or that the amounts related to incremental asbestos-related liabilities will not ultimately exceed the Company's aggregate insurance coverage.

                                                                                   Six Months          Inception
                                                                                      Ended             To Date
                                                                                  June 30, 2001
                                                                                ----------------   ---------------

Payments made, including related legal costs.................................   $           59.2   $         280.4
Insurance recoveries.........................................................               65.0             196.3
                                                                                ----------------   ---------------
                                                                                $           (5.8)  $          84.1
                                                                                ================   ===============

                                                                                   As of June 30, 2001
                                                                ------------------------------------------------------
                                                                   2001 and              2003 to
                                                                     2002                 2005              Thereafter
                                                                ---------------       -------------         ----------
Expected annual payment amounts, before
   considering insurance recoveries...........................  $125.0 - $150.0       $40.0 - $60.0           $290.0

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company recording charges of $45.8 and $53.3 (included in Other income (expense) - see Note 10) in the quarter and six-month periods ended June 30, 2001, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board
("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. The Company is unable to estimate when the trial will be completed. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company. This process could take months or years. If these proceedings eventually result in a final ruling against the Company with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants for an approximate twenty-month period (plus interest and minus any wages the USWA workers earned during the twenty-month period). Such amounts could be material. However, the
Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, the Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the Company's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

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

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, the Company uses various instruments to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company enters into hedging transactions to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments to foreign subsidiaries and affiliates.

As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked-to-market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001. The following table summarizes the Company's derivative hedging positions at June 30, 2001:

                                                                                  Estimated %
                                                                Notional           of Annual           Carrying/
                                                                Amount of       Sales/Purchases         Market
                Commodity                       Period          Contracts           Hedged               Value
-------------------------------------      ---------------     -------------    ---------------    ---------------
Aluminum (in tons*) -
   Option contracts                          7/01 to 12/01           181,000        90%(1)         $           8.0
   Option contracts                              2002                319,000        61%(1)                    21.0
   Option contracts                              2003                 90,000        16%(1)                     6.6

Natural gas (in MMBtus per day) -
   Option contracts and swaps                7/01 to 8/01             33,500        93%(2)                     (.9)
   Option contracts and swaps                11/01 to 3/02            10,000         25%                       (.2)

Australian dollars (average A$ per
   month) -
   Forwards and option contracts             7/01 to 12/01           A$ 17.4        75%(1)                    (2.3)
   Option contracts                          2002 to 2005           A$   7.5        56%(1)                     5.5

(1)   Had the expected sale of the 8.3% interest in QAL (see Note 9) been effective as of June 30, 2001: (a) the estimated percentages of annual sales of aluminum hedged for the remainder of 2001 and for 2002 and 2003, would have been 93%, 66% and 17%, respectively; and (b) the estimated percentages of annual purchases of Australian dollars hedged for the remainder of 2001 and for the period 2002 to 2005 would have been 96%
      and 77%, respectively.

--------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

(2)   During July 2001, the Company added natural gas hedging positions for approximately 90% of its requirements for September 2001 and October 2001.
      In addition, the Company also added fuel oil hedges for approximately 65%
      of its requirements for the period August 2001 through December 2001.

During the first quarter of 2001, market value changes in derivative hedging positions included in the above table resulted in benefits to earnings (included in Other income (expense)) of $6.8 (see Note 10). Based on new accounting literature released in April 2001, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges are now recorded in other comprehensive income.

During late 1999 and early 2000, the Company also entered into a series of transactions with a counterparty that provided the Company with a premium over the forward market prices at the date of these transactions for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. The
Company also contracted with the counterparty to receive certain fixed prices
(also above the forward market prices at the date of these transactions) on
4,000 tons of primary aluminum per month over a three year period commencing
October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and after transactions terminate is well below current market prices. These transactions do not qualify for treatment as a "hedge" under previous or current accounting guidelines. Accordingly, the mark-to-market impacts of these transactions due to fluctuations in primary aluminum prices are recorded in other income (expense)
in the Company's statements of consolidated income. For the quarter and six-month periods ended June 30, 2001, the Company recorded pre-tax mark-to-market gains of $3.1 and $11.6, respectively, in Other income (expense)
associated with these transactions (see Note 10). For the quarter and six-month periods ended June 30, 2000, the Company recorded pre-tax mark-to-market gains
(losses) of $(6.0) and $8.4, respectively, in Other income (expense) associated with these transactions (see Note 10).

As of June 30, 2001, the Company had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for the balance of 2001 and for 2002 and 2003 at prices indexed to future prices of primary aluminum.

9.   EXPECTED THIRD QUARTER 2001 SALE OF 8.3% INTEREST IN QAL

In June 2001, the Company entered into an agreement to sell an approximate 8.3%
interest in QAL. The total value of the transaction is approximately $189.0, consisting of a cash payment of approximately $159.0 plus the purchaser's assumption of approximately $30.0 of off-balance sheet QAL indebtedness currently guaranteed by the Company. The Company expects the transaction to close in the third quarter of 2001 and to result in a favorable, one-time, after- tax net income impact of at least $75.0. Following the completion of the transaction, the Company will own a 20% interest in QAL.

QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. The Company's share (28.3%) of
QAL's production for the first six months of 2001 and for the year 2000 was approximately 494,000 tons and 1,064,000 tons, respectively. Had the sale of the
QAL interest been effective as of the beginning of 2000, the Company's share of
QAL's production for the first six months of 2001 and for the year 2000 would have been reduced by approximately 145,000 tons and 312,000 tons, respectively.
Historically, the Company has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed (see Note 4). The reduction in the Company's alumina supply associated with this transaction is expected to be substantially offset by the expected return of its Gramercy alumina refinery to full operations by the end of 2001 or early 2002 at a higher capacity and, as recently announced, by planned increases in capacity at its Alpart alumina refinery in Jamaica. The QAL transaction is not expected to have an adverse impact on the Company's ability to satisfy existing third-party alumina customer contracts.

10.  OTHER NON-RECURRING ITEMS

Non-Recurring Operating Items. The income (loss) impact associated with non-recurring operating items for the quarter and six-month periods ended June
30, 2001 and 2000, was as follows:

                                                                       Quarter Ended          Six Months Ended
                                                                         June 30,                 June 30,
                                                                  -----------------------   ---------------------
                                                                        2001         2000        2001        2000
                                                                  -----------------------   ---------------------
Net gains (losses) on power sales (Primary Aluminum segment)
     (Note 4)                                                     $    (5.5)  $     15.8    $  222.7    $   15.8
Restructuring initiatives -
     Corporate segment                                                  (.5)        (1.5)        (.5)       (3.5)
     Bauxite & Alumina segment                                     (2.0)          -         (2.0)          -
Impairment charge associated with product line exit
     (Engineered Products segment)                                        -          (.7)          -         (.7)
                                                                  ----------  -----------   ---------   ---------
                                                                  $    (8.0)  $     13.6    $  220.2    $   11.6
                                                                  ==========  ===========   =========   =========

The restructuring charges recorded by the Company's Corporate and Bauxite and alumina segments in 2001 represent third party costs incurred in connection with its performance improvement initiative (as discussed below).

The prior year restructuring charges were part of the Primary aluminum and
Corporate segments' ongoing efficiency initiatives. During 2000, these initiatives resulted in restructuring charges totaling $8.6 for employee benefit and other costs for approximately 50 job eliminations at the Company's Tacoma facility and approximately 50 employee eliminations due to the consolidation or elimination of certain corporate staff functions. As of June 30, 2001, the total remaining liability associated with these restructuring efforts was $.4 as the vast majority of the previously accrued job eliminations have occurred. It is anticipated that all such remaining costs will be incurred during 2001.

The $.7 impairment charge recorded by the Company's Engineered products segment in the second quarter of 2000 represents a severance-related charge resulting from a product line exit.

In May 2001, the Company announced that it had launched a performance improvement initiative (the "program") designed to increase operating cash flow, generate cash from inventory reduction and improve the Company's financial flexibility. The Company has not yet determined the size or timing of any cash or non-cash charges that may be required in connection with the program. Such charges could be material. Additionally, as the Company's fabricated products business units address their cost structures in light of recent product transitions and reduced demand, additional charges could be required and such amounts could also be material.

Other Income (Expense). Amounts included in other income (expense), other than interest expense, for the quarter and six-month periods ended June 30, 2001 and
2000, included the following pre-tax gains (losses):

                                                                  Quarter Ended              Six Months Ended
                                                                    June 30,                     June 30,
                                                           ---------------------------  ---------------------------
                                                                    2001          2000          2001           2000
                                                           -------------  ------------  ------------   ------------
Mark-to-market gains (losses) (Note 8)                     $        3.1   $      (6.0)  $      18.4    $       8.4
Asbestos-related charges (Note 7)                                 (45.8)           -          (53.3)            -
Adjustment to environmental liabilities                            (8.0)           -           (8.0)            -
MetalSpectrum investment write-off                                 (2.8)           -           (2.8)            -
All other, net                                                      1.8           (.5)          1.3           (4.8)
                                                           -------------  ------------  ------------   ------------
                                                           $      (51.7)  $      (6.5)  $     (44.4)   $       3.6
                                                           =============  ============  ============   ============

The adjustment to environmental liabilities of $8.0 resulted from the Company's ongoing assessment of the estimated costs reasonably expected to be incurred to remediate non-operating properties based on current facts and circumstances. See
Note 7 for additional information regarding environmental contingencies.

In June 2001, the Company wrote-off its investment of $2.8 in MetalSpectrum LLC, a start-up, e-commerce entity in which the Company was a partner. During the second quarter of 2001, MetalSpectrum ceased operations and was dissolved.

11.  INTERIM OPERATING SEGMENT INFORMATION

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

Financial information by operating segment for the quarter and six-month periods ended June 30, 2001 and 2000 is as follows:

                                                                     Quarter Ended          Six Months Ended
                                                                       June 30,                 June 30,
                                                                -----------------------  -----------------------
                                                                       2001        2000         2001        2000
                                                                ------------------------------------------------
Net Sales:
     Bauxite and Alumina: (1)
       Net sales to unaffiliated customers                      $    132.7   $   122.2   $    270.3   $   229.8
       Intersegment sales                                              9.9        29.5         45.9        86.3
                                                                ----------   ----------  ----------   ----------
                                                                     142.6       151.7        316.2       316.1
                                                                ----------   ----------  ----------   ----------
     Primary Aluminum:(2)
       Net sales to unaffiliated customers                            96.1       135.3        199.1       273.3
       Intersegment sales                                               .8        57.5          3.3       139.6
                                                                ----------   ----------  ----------   ----------
                                                                      96.9       192.8        202.4       412.9
                                                                ----------   ----------  ----------   ----------
     Flat-Rolled Products                                             76.9       125.4        172.8       283.3
     Engineered Products                                             115.9       148.7        236.5       312.4
     Commodities Marketing                                            (1.0)       (4.1)        (3.6)      (20.2)
     Minority Interests                                               26.2        25.3         52.0        49.9
     Eliminations                                                    (10.7)      (87.0)       (49.2)     (225.9)
                                                                ----------   ----------  ----------   ----------
                                                                $    446.8   $   552.8   $    927.1   $ 1,128.5
                                                                ==========   ==========  ==========   ==========
Operating income (loss):
     Bauxite and Alumina (3)                                    $     (6.0)  $    16.2   $    (12.8)  $    43.7
     Primary Aluminum                                                  3.9        22.7          8.4        64.7
     Flat-Rolled Products                                              3.1         7.2          6.3        10.3
     Engineered Products                                               2.4        12.6          5.1        25.9
     Commodities Marketing                                            (7.0)       (6.8)        (9.0)      (34.4)
     Eliminations                                                      1.7         1.2          5.5        (2.9)
     Corporate and Other                                             (17.7)      (15.2)       (35.8)      (30.3)
     Other Non-Recurring Operating Items (Note 10)                    (8.0)       13.6        220.2        11.6
                                                                ----------   ----------  ----------   ----------
                                                                $    (27.6)  $    51.5   $    187.9   $    88.6
                                                                ==========   ==========  ==========   ==========
Depreciation and amortization:
     Bauxite and Alumina (3)                                    $      9.1   $     6.0   $     17.6   $    12.0
     Primary Aluminum                                                  5.7         6.2         11.0        12.4
     Flat-Rolled Products                                              3.9         4.1          8.0         8.2
     Engineered Products                                               3.2         3.5          6.3         6.3
     Corporate and Other                                                .3          .5           .6         1.0
                                                                ----------   ----------  ----------   ----------
                                                                $     22.2   $    20.3   $     43.5   $    39.9
                                                                ==========   ==========  ==========   ==========

(1)  Net sales for the quarter and six-month periods ended June 30, 2001, included approximately 26,400 tons and 66,100 tons, respectively, of alumina purchased from third parties. Net sales for the quarter and six-month periods ended June 30, 2000, included approximately 83,000 tons and 199,000 tons, respectively, of alumina purchased from third parties.
(2)  Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the quarter and six-month periods ended June 30, 2001, the Primary aluminum business unit purchased approximately 6,600 tons and 23,800 tons, respectively, of primary aluminum from third parties to meet existing third party commitments.
(3)  During the quarter and six-month periods ended June 30, 2001, approximately
     $22.0 and $41.0, respectively, of abnormal Gramercy start-up costs were incurred. Operating income (loss) for both the quarter and six-month periods ended June 30, 2001, also included additional accrued business interruption recoveries related to the Gramercy facility of $15.2 based on a recent agreement with the Company's insurers. Depreciation was suspended for the Gramercy facility during the first six months of 2000 as a result of the July 1999 incident. Depreciation expense for the Gramercy facility for the first six months of 1999 was $6.0. See Note 2 for additional information.

12.    SUPPLEMENTAL GUARANTOR INFORMATION

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2001

                                                         SUBSIDIARY          OTHER      ELIMINATING
                                            COMPANY      GUARANTORS      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -------------  --------------   -------------  ------------  -------------
ASSETS
Current assets                          $       613.7  $         88.8   $       207.5  $        -    $       910.0
Investments in subsidiaries                   2,620.9           152.1             -        (2,773.0)           -
Intercompany advances receivable
     (payable)                               (2,348.8)          718.7         1,630.1           -              -
Investments in and advances to
     unconsolidated affiliates                   20.2            30.0            24.0           -             74.2
Property and equipment, net                     811.8            24.1           383.2           -          1,219.1
Deferred income taxes                           449.9           (12.1)            6.6           -            444.4
Other assets                                    678.0            -               21.5           -            699.5
                                        -------------  --------------   -------------  ------------  -------------
                                        $     2,845.7  $      1,001.6   $     2,272.9  $   (2,773.0) $     3,347.2
                                        =============  ==============   =============  ============  =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities                     $       587.3  $        188.0   $       107.5  $        -    $       882.8
Other long-term liabilities                   1,447.1            30.5            40.2           -          1,517.8
Long-term debt                                  676.7            -               22.1           -            698.8
Minority interests                                -              -               18.8          94.4          113.2
Stockholders' equity                            134.6           783.1         2,084.3      (2,867.4)         134.6
                                        -------------  --------------   -------------  ------------  -------------
                                        $     2,845.7  $      1,001.6   $     2,272.9  $   (2,773.0) $     3,347.2
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

LIABILITIES & STOCKHOLDERS' EQUITY
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
                                          ===============  ==============  ==============   =============  =============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net sales                                 $         331.4  $        153.7  $        297.3   $      (335.6) $       446.8
Costs and expenses:
     Operating costs and expenses                   379.6           140.2           282.2          (335.6)         466.4
     Other non-recurring operating items              8.0            -               -                -              8.0
                                          ---------------  --------------  --------------   -------------  -------------
Operating income (loss)                             (56.2)           13.5            15.1             -            (27.6)
Interest expense                                    (26.8)            (.3)           -                -            (27.1)
Other income (expense), net                         (54.5)            3.1             (.3)            -            (51.7)
Benefit (provision) for income taxes                 53.6            (6.3)           (5.8)            -             41.5
Minority interests                                   -                1.3             (.5)            -               .8
Equity in income of subsidiaries                     19.8            -               -              (19.8)           -
                                          ---------------  --------------  --------------   -------------  -------------
Net income (loss)                         $         (64.1) $         11.3  $          8.5   $       (19.8) $       (64.1)
                                          ===============  ==============  ==============   =============  =============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net sales                                 $         397.4  $        150.3  $        327.4   $      (322.3) $       552.8
Costs and expenses:
     Operating costs and expenses                   379.2           139.8           318.2          (322.3)         514.9
     Other non-recurring operating items            (13.6)           -               -                -            (13.6)
                                          ---------------  --------------  --------------   -------------  -------------
Operating income                                     31.8            10.5             9.2             -             51.5
Interest expense                                    (27.2)            (.9)            (.1)            -            (28.2)
Other income (expense), net                         (17.6)            8.5             2.6             -             (6.5)
Benefit (provision) for income taxes                  4.8            (6.9)           (4.3)            -             (6.4)
Minority interests                                   -                1.3             (.5)            -               .8
Equity in loss of subsidiaries                       19.4            -               -              (19.4)           -
                                          ---------------  --------------  --------------   -------------  -------------
Net income                                $          11.2  $         12.5  $          6.9   $       (19.4) $        11.2
                                          ===============  ==============  ==============   =============  =============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net sales                                 $         721.6  $        293.5  $        564.7   $      (652.7) $       927.1
Costs and expenses:
     Operating costs and expenses                   806.6           267.5           538.0          (652.7)         959.4
     Other non-recurring operating items           (220.2)           -               -                -           (220.2)
                                          ---------------  --------------  --------------   -------------  -------------
Operating income                                    135.2            26.0            26.7             -            187.9
Interest expense                                    (53.3)           (1.7)           -                -            (55.0)
Other income (expense), net                         (68.0)           23.4              .2             -            (44.4)
Provision for income taxes                           (5.4)          (18.6)          (10.5)            -            (34.5)
Minority interests                                   -                2.6             (.8)            -              1.8
Equity in income of subsidiaries                     47.3            -               -              (47.3)           -
                                          ---------------  --------------  --------------   -------------  -------------
Net income                                $          55.8  $         31.7  $         15.6   $       (47.3) $        55.8
                                          ===============  ==============  ==============   =============  =============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net sales                                 $         908.1  $        298.2  $        740.4   $      (818.2) $     1,128.5
Costs and expenses:
     Operating costs and expenses                   896.7           269.9           703.1          (818.2)       1,051.5
     Other non-recurring operating items            (11.6)           -               -                -            (11.6)
                                          ---------------  --------------  --------------   -------------  -------------
Operating income                                     23.0            28.3            37.3             -             88.6
Interest expense                                    (54.7)           (1.8)            (.1)            -            (56.6)
Other income (expense), net                         (24.7)           24.8             3.5             -              3.6
Benefit (provision) for income taxes                 21.7           (19.8)          (15.6)            -            (13.7)
Minority interests                                   -                2.6            (1.3)            -              1.3
Equity in loss of subsidiaries                       57.9            -               -              (57.9)           -
                                          ---------------  --------------  --------------   -------------  -------------
Net income                                $          23.2  $         34.1  $         23.8   $       (57.9) $        23.2
                                          ===============  ==============  ==============   =============  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net cash provided (used) by:
     Operating activities                 $         169.4  $         33.9  $          3.9   $         -    $       207.2
     Investing activities                           (95.8)            (.4)           (9.7)            -           (105.9)
     Financing activities                           (37.0)          (22.1)           -                -            (59.1)
Intercompany activity                                 3.8           (11.4)            7.6             -              -
                                          ---------------  --------------  --------------   -------------  -------------
Net increase in cash and cash
     equivalents during the period                   40.4            -                1.8             -             42.2
Cash and cash equivalents at
     beginning of period                             22.4            -                1.0             -             23.4
                                          ---------------  --------------  --------------   -------------  -------------
Cash and cash equivalents at
     end of period                        $          62.8  $         -     $          2.8   $         -    $        65.6
                                          ===============  ==============  ==============   =============  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------  --------------   -------------  -------------
Net cash provided (used) by:
     Operating activities                 $           1.1  $         (9.7) $          6.6   $         -    $        (2.0)
     Investing activities                           (17.8)            3.0            (6.0)            -            (20.8)
     Financing activities                            24.2            (2.6)            (.1)            -             21.5
Intercompany activity                               (10.6)            9.3             1.3             -              -
                                          ---------------  --------------  --------------   -------------  -------------
Net (decrease) increase in cash and
     cash equivalents during the period              (3.1)           -                1.8             -             (1.3)
Cash and cash equivalents at
     beginning of period                             18.4            -                2.8             -             21.2
                                          ---------------  --------------  --------------   -------------  -------------
Cash and cash equivalents at
     end of period                        $          15.3  $         -     $          4.6   $         -    $        19.9
                                          ===============  ==============  ==============   =============  =============

Notes to Condensed Consolidating Financial Information

Income Taxes - Consolidated income tax for the quarter and six-month periods ended June 30, 2001 and 2000 has been allocated based on the income before income taxes of the Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$2.6 and $(3.6) for the quarters ended June 30, 2001 and 2000, respectively, and
$(12.3) and $(13.9) for the six-month periods ended June 30, 2001 and 2000, respectively. Such amounts for the Subsidiary Guarantors totaled $(3.4) and $4.2 for the quarters ended June 30, 2001 and 2000, respectively, and $14.0 and $15.8 for the six-month periods ended June 30, 2001 and 2000, respectively.

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
These statements appear in a number of places in this section (see, for example,
"Recent Events and Developments," "Results of Operations," "Possible Third
Quarter 2001 Trends as Compared to Actual Second Quarter 2001 Results," and
"Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. "Business - Factors Affecting Future Performance" in the
Company's Annual Report on Form 10-K for the year ended December 31, 2000, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RECENT EVENTS AND DEVELOPMENTS

Liquidity.
Near-Term Debt Maturities. The Company has significant near-term debt maturities including $224.4 of 97/8% Senior Notes due February 2002 (the "97/8% Senior
Notes") and $400.0 of 12 3/4% Senior Subordinated Notes due February 2003 (the
"12 3/4% Senior Subordinated Notes"). Also, the Company's credit agreement, as amended (the "Credit Agreement"), will expire November 2, 2001 unless it is extended, replaced or renewed. See Note 5 of Notes to Interim Consolidated
Financial Statements for a discussion of the Company's plans with respect to near-term debt maturities.

Cash Flow, Other than Near-Term Debt Maturities. The Company's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, the
Company's near-term liquidity and cash flows will also be affected by the remaining proceeds to be received from power sales, the expected third quarter
2001 sale of a portion of the Company's interest in Queensland Alumina Limited
("QAL"), the restart of the Gramercy facility and net payments for asbestos-related liabilities. See "Liquidity and Capital Resources -- Financing
Activities and Liquidity" for a discussion of these matters.

As previously announced, the Company is working with financial advisors to review its options for addressing its near- term debt maturities and its overall capital structure. While the Company continues to consider potential asset transactions (beyond the recently announced agreement to sell an 8.3% interest in QAL - see Expected Third Quarter 2001 Sale of 8.3% Interest in QAL below), the Company intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. The Company cannot predict if any such transactions will materialize. While the Company believes it will be successful in addressing its near-term debt maturities and overall capital structure, as the Company's operating and non-recurring cash flows are subject to inherent uncertainties, no assurances in this regard can be given.

Absent an improvement in the markets in which the Company operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of the
Company's performance improvement initiative), the Company's cash flows during the balance of 2001 (before considering the pending third quarter 2001 sale of a portion of the Company's interest in QAL and near-term debt maturities) may fully utilize the cash balance reported at June 30, 2001 in order to satisfy interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations. The Company expects its cash flow in 2002 to improve substantially over the run rate expected to be experienced during the last six months of 2001 as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from the Company's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied.
However, no assurances can be given in this regard.

Expected Third Quarter 2001 Sale of 8.3% Interest in QAL. In June 2001, the
Company entered into an agreement to sell an approximate 8.3% interest in QAL.
The total value of the transaction is approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately $30.0 million of off-balance sheet QAL indebtedness currently guaranteed by the Company. The Company expects the transaction to close in the third quarter of 2001 and to result in a favorable, one-time, after-tax net income impact of at least $75.0 million. Following the completion of the transaction, the Company will own a 20% interest in QAL. See Note 9 of
Notes to Interim Consolidated Financial Statements for additional discussion of the sale of a portion of the Company's interest in QAL.

Incident at Gramercy Facility. Initial production at the Company's Gramercy,
Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. During the second quarter of 2001, the plant operated at approximately 60% of its newly- rated estimated capacity of 1,250,000 tons.
Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001 and the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

Through June 30, 2001, the Company had collected $269.5 million of estimated insurance recoveries related to the Gramercy incident. During July 2001, the
Company and its insurers reached a global settlement agreement in respect of all of the Company's business interruption and property damage claims under which the Company will receive an additional $35.0 million during the third quarter of
2001 related to losses/costs incurred prior to June 30, 2001, as well as the right to certain contingent payments. Since the minimum expected recoveries of
$304.5 million exceeded the Company's cumulative insurance accrual of $289.3 million, the Company recognized $15.2 million of additional insurance benefit
(as a reduction of Bauxite and alumina business unit's cost of products sold)
during the quarter ended June 30, 2001.

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

Pacific Northwest Power Sales and Operating Level. During the first six months of 2001, the Company, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001. As a result of such power sales, the Northwest smelters are expected to remain curtailed at least through that date.

The Company has the right to purchase power under a separate contract with the
Bonneville Power Administration ("BPA") that would, starting October 1, 2001, provide sufficient power to operate the Company's Trentwood facility as well as approximately 40% of the capacity of its Northwest aluminum smelting operations.
The rate for power for the initial period of the contract (from October 1, 2001 through March 31, 2002) was announced by the BPA in June 2001 and will be approximately 46% higher than power costs under the existing contract. The
Company cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. There are other terms of the new BPA contract which are also less favorable than the current BPA contract, including the fact that the Company is not entitled to receive any profits from its limited remarketing rights under the new BPA contract. The Company has a short period of time after the Federal Energy Regulatory Commission affirms BPA's rates during which it can exercise its right to terminate the contract.

The Company is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued as of June 30, 2001.
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

In May 2001, the Company announced that it had launched a performance improvement initiative (the "program") designed to increase operating cash flow, generate cash from inventory reduction and improve the Company's financial flexibility. The program aims to generate a sustainable annual operating EBITDA
(operating income plus depreciation) run rate of approximately $225.0 million to
$235.0 million by the first quarter of 2003. This represents a substantial improvement compared to the Company's adjusted first quarter 2001 annualized operating EBITDA run rate of approximately $135.0 million.

The program aims to achieve the following five specific objectives:

   -  Significant and systemic reductions in unit production costs through the expanded use of lean manufacturing initiatives at Company-managed facilities. The Company expects to see the biggest incremental improvements at the 65%-owned Alumina Partners of Jamaica ("Alpart")
      alumina refinery in Jamaica and the 90%-owned Volta Aluminium Company
      Limited ("Valco") primary aluminum smelter in Ghana;

   -  Additional efficiencies at the Gramercy facility that are incremental to those efficiencies already included in the Company's adjusted first quarter 2001 annual operating cash flow run rate;

   -  Increased production at the Alpart alumina refinery through improved efficiency and de-bottlenecking. Alpart's production is expected to reach an annualized run rate of more than 1.7 million tons by the end of 2002 or early 2003, up from the facility's current annual rated capacity of 1.45 million tons. As a result, the Company's share of Alpart's annual production would increase by more than 160,000 tons. This would substantially offset the impact of the pending sale of an 8.3% interest in
      QAL on alumina available to the Company for internal use or third party sales;

   -  A sustained reduction in annualized overhead-related expenses or related cash outflows at the Corporate office and in the commodities businesses through redesign of work and consolidation of functions primarily in the
      Corporate office; and

   -  A one-time cash benefit from reduction in inventories, primarily at the
      Company's majority-owned, non-U.S. commodity operations, and through disposition of non-operating properties and equipment.

The Company has not yet determined the size or timing of any cash or non-cash charges that may be required in connection with the program. Such charges could be material.

See Management's Discussion and Analysis of Financial Condition and Results of
Operations - Overview, Strategic Initiatives in the Company's Annual Report on
Form 10-K for the year ended December 31, 2000, for additional information regarding strategic initiatives.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six-month periods ended June 30, 2001 and 2000. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 15 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2000, for further information regarding segments.

Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Flat- rolled products and Engineered products segments are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                     Quarter Ended            Six Months Ended
                                                                       June 30,                   June 30,
                                                               -------------------------  -------------------------
                                                                       2001         2000           2001        2000
                                                               -------------------------  -------------------------
Shipments: (000 tons)
     Alumina (1)
       Third Party                                                   664.9        538.9        1,328.9       976.4
       Intersegment                                                   51.9        156.7          234.8       434.3
                                                               -----------   ----------   ------------  ----------
           Total Alumina                                             716.8        695.6        1,563.7     1,410.7
                                                               -----------   ----------   ------------  ----------
     Primary Aluminum(2)
       Third Party                                                    62.8         86.1          126.7       165.5
       Intersegment                                                     .5         37.5            2.0        85.4
                                                               -----------   ----------   ------------  ----------
           Total Primary Aluminum                                     63.3        123.6          128.7       250.9
                                                               -----------   ----------   ------------  ----------
     Flat-Rolled Products                                             17.8         39.0           42.8        90.8
                                                               -----------   ----------   ------------  ----------
     Engineered Products                                              31.3         44.3           64.2        91.6
                                                               -----------   ----------   ------------  ----------
Average Realized Third Party Sales Price:
     Alumina (per ton)                                         $       190   $      208   $        192  $      213
     Primary Aluminum (per pound)                              $       .69   $      .71   $        .71  $      .75
Net Sales:
     Bauxite and Alumina (1)
       Third Party (includes net sales of bauxite)             $     132.7   $    122.2   $      270.3  $    229.8
       Intersegment                                                    9.9         29.5           45.9        86.3
                                                               -----------   ----------   ------------  ----------
           Total Bauxite & Alumina                               142.6        151.7          316.2       316.1

     Primary Aluminum(2)
       Third Party                                                    96.1        135.3          199.1       273.3
       Intersegment                                                     .8         57.5            3.3       139.6
                                                               -----------   ----------   ------------  ----------
           Total Primary Aluminum                                     96.9        192.8          202.4       412.9
                                                               -----------   ----------   ------------  ----------
     Flat-Rolled Products                                             76.9        125.4          172.8       283.3
     Engineered Products                                             115.9        148.7          236.5       312.4
     Commodities Marketing                                            (1.0)        (4.1)          (3.6)      (20.2)
     Minority Interests                                               26.2         25.3           52.0        49.9
     Eliminations                                                    (10.7)       (87.0)         (49.2)     (225.9)
                                                               -----------   ----------   ------------  ----------
           Total Net Sales                                     $     446.8   $    552.8   $      927.1  $  1,128.5
                                                               ===========   ==========   ============  ==========

Operating Income (Loss):
     Bauxite & Alumina (3)                                 $      (6.0)  $     16.2   $      (12.8) $     43.7
     Primary Aluminum                                                  3.9         22.7            8.4        64.7
     Flat-Rolled Products                                              3.1          7.2            6.3        10.3
     Engineered Products                                               2.4         12.6            5.1        25.9
     Commodities Marketing                                            (7.0)        (6.8)          (9.0)      (34.4)
     Eliminations                                                      1.7          1.2            5.5        (2.9)
     Corporate and Other                                             (17.7)       (15.2)         (35.8)      (30.3)
     Other Non-Recurring Operating Items (Note 10)                    (8.0)        13.6          220.2        11.6
                                                               -----------   ----------   ------------  ----------
           Total Operating Income (Loss)                       $     (27.6)  $     51.5   $      187.9  $     88.6
                                                               ===========   ==========   ============  ==========
Net Income (Loss)                                              $     (64.1)  $     11.2   $       55.8  $     23.2
                                                               ===========   ==========   ============  ==========
Capital Expenditures                                           $      42.8   $     69.1   $       86.8  $     85.8
                                                               ===========   ==========   ============  ==========

(1)  Net sales for the quarter and six-month periods ended June 30, 2001, included approximately 26,400 tons and 66,100 tons, respectively, of alumina purchased from third parties. Net sales for the quarter and six-month periods ended June 30, 2000, included approximately 83,000 tons and 199,000 tons, respectively, of alumina purchased from third parties.
(2)  Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the quarter and six-month periods ended June 30, 2001, the Primary aluminum business unit purchased approximately 6,600 tons and 23,800 tons, respectively, of primary aluminum from third parties to meet existing third party requirements.
(3)  During the quarter and six-month periods ended June 30, 2001, approximately
     $22.0 and $41.0, respectively, of abnormal Gramercy start-up costs were incurred. Operating income (loss) for both the quarter and six-month periods ended June 30, 2001, also included additional accrued business interruption recoveries related to the Gramercy facility of $15.2 based on a recent agreement with the Company's insurers. Depreciation was suspended for the Gramercy facility during the first six months of 2000 as a result of the July 1999 incident. Depreciation expense for the Gramercy facility for the first six months of 1999 was $6.0. See Note 2 of Notes to Interim
     Consolidated Financial Statements for additional information.

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

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, packaging, and other markets. Such changes in demand can directly affect the Company's earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for what the Company sometimes refers to as the
"upstream" products: alumina and primary aluminum.

During the six months ended June 30, 2000, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum was $.75 per pound. During the six months ended June 30, 2001, the average AMT price was $.73 per pound. The average AMT price for primary aluminum for the week ended July
27, 2001 was $.67 per pound.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO QUARTER AND SIX MONTHS
ENDED JUNE 30, 2000

SUMMARY
The Company reported a net loss of $64.1 million for the second quarter of 2001, compared to a net income of $11.2 million for the same period of 2000. For the six months ended June 30, 2001, the Company reported net income of $55.8 million compared to net income of $23.2 million for the six-month period ended June 30,
2000. However, results for the quarter and six-month periods ended June 30, 2001 and 2000 included material special items as summarized below (in millions of dollars):

                                                            Material Special Gains (Losses), Net of Income Tax Effect
                                                            ---------------------------------------------------------
                                                                   Quarter Ended             Six Months Ended
                                                                     June 30,                    June 30,
                                                            --------------------------  -----------------------------
                                                                     2001         2000          2001          2000
                                                            -------------  -----------  -----------    --------------
Net gains (losses) from power sales (pre-tax $(5.5) and
     $222.7 in 2001; $15.8 in 2000)                         $       (3.4)  $      9.6   $     135.8    $      9.6
Excess overhead and other fixed costs associated with
     curtailed Northwest smelting operations (pre-tax $4.5
     and $10.5 in 2001)                                             (2.8)          -           (6.4)           -
Mark-to-market gains (losses) (pre-tax $3.1 and $18.4
     in 2001; $(6.0) and $8.4 in 2000)                               1.9         (3.7)         11.2           5.1
Asbestos-related charges (pre-tax $45.8 and $53.3 in 2001)         (27.9)          -          (32.5)           -
Adjustment to environmental liabilities (pre-tax $8.0 in
     2001)                                                          (4.9)                      (4.9)
MetalSpectrum investment write-off (pre-tax $2.8 in 2001)           (1.7)                      (1.7)
Additional Gramercy business interruption recoveries
     (pre-tax $15.2 in 2001)                                         9.3                        9.3
Abnormal Gramercy start-up costs (pre-tax $22.0 and                                                            -
     $41.0 in 2001)                                                (13.4)          -          (25.0)
Other non-recurring operating charges (pre-tax $2.5 in
     2001; $2.2 and $4.2 in 2000)                                   (1.5)        (1.3)         (1.5)         (2.5)
                                                            -------------  -----------  ------------   -----------
                                                            $      (44.4)  $      4.6   $      84.3    $     12.2
                                                            =============  ===========  ============   ===========

Net sales in the second quarter of 2001 totaled $446.8 million compared to
$552.8 million in the second quarter of 2000. Net sales for the six-month period ended June 30, 2001, totaled $927.1 million compared to $1,128.5 million for the six-month period ended June 30, 2000.

Bauxite and Alumina. Third party net sales of alumina increased 9% for the quarter ended June 30, 2001, as compared to the same period in 2000. A 23%
increase in third party shipments was partially offset by a 9% decrease in third party average realized prices. The increase in quarter-over-quarter shipments resulted primarily from the timing of shipments as well as the restart of production at the Gramercy refinery in December 2000. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked.

Intersegment net sales of alumina for the quarter ended June 30, 2001 decreased
66% as compared to the same period in 2000 primarily as the result of a 67%
decrease in intersegment shipments. The decrease in shipments was primarily due to the potline curtailments at the Company's Washington smelters.

Net sales for the quarters ended June 30, 2001 and 2000 included approximately
26,400 tons and 83,000 tons, respectively, of alumina purchased from third parties to satisfy third party sales and transfers to the Company's Primary aluminum business unit.

For the six-month period ended June 30, 2001, third party net sales of alumina were 18% higher than the comparable period in 2000 as a 36% increase in third party shipments was partially offset by an 10% decrease in third party average realized prices. The increase in third party shipments and decrease in average realized prices during the first six months of 2001 as compared to 2000 was attributable to the same volume and price factors discussed above.

Intersegment net sales for the six-month period ended June 30, 2001, decreased
47% as compared to the same period in 2000. The decrease was primarily due to a
46% decrease in the intersegment shipments. The decrease in intersegment shipments was attributable to the same volume factor discussed above.

Net sales for the six month periods ended June 30, 2001 and 2000 included approximately 66,100 tons and 199,000 tons, respectively, of alumina purchased from third-parties to satisfy third party sales and transfers to the Primary aluminum business unit.

Segment operating results (excluding non-recurring items) for the quarter and six-month periods ended June 30, 2001 decreased significantly compared to the comparable periods in 2000. Increase in net shipments only partially offset the decrease in the average realized sales prices. Additionally, operating income for 2001 was adversely affected by abnormal Gramercy related start-up costs during the quarter and six-month periods ended June 30, 2001 of approximately $22.0 million and $41.0 million, respectively, non-recurring operating issues at the Alpart alumina refinery and higher energy prices, offset in part in both periods by a $15.2 million additional insurance benefit resulting from an agreement between the Company and its insurers related to the
Gramercy incident. As discussed more fully in Note 2 of Notes to Interim
Consolidated Financial Statements, abnormal Gramercy-related costs in 2000 were offset by estimated business interruption insurance recoveries.

Segment operating income for the quarter and six-month periods, discussed above, exclude costs of $2.0 million incurred in connection with the Company's performance improvement initiative program, which amounts are included in other non-recurring operating items (see Note 10 of Notes to Interim Consolidated
Financial Statements).

Primary Aluminum. Third party net sales of primary aluminum decreased 29% for the second quarter of 2001 as compared to the same period in 2000 as a result of a 27% decrease in third party shipments and a 3% decrease in third party averaged realized prices. The decrease in shipments was primarily due to the curtailment of the Washington smelters during the last half of 2000. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

Intersegment net sales of primary aluminum for the quarter ended June 30, 2001 decreased significantly compared to the same period in 2000 primarily as a result of a substantial decrease in intersegment shipments. This change resulted primarily from a change in the Company's methodology for handling aluminum supply logistics for the Flat-rolled products business unit as a result of the continuing curtailment of the Company's Northwest smelters. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

For the six-month period ended June 30, 2001, third party sales of primary aluminum decreased approximately 27% from the comparable period in 2000, reflecting a 23% decrease in third party shipments and a 5% decrease in third-
party average realized prices. The decreases in year-to-date 2001 shipments and prices compared to 2000 were attributable to the same factors described above.
Intersegment net sales for the first half of 2001 decreased significantly compared to the same period in 2000. This decrease was attributable to the same factors described above.

Segment operating income (excluding non-recurring items) for the quarter and six-month periods ended June 30, 2001, was down from the comparable periods in
2000. The primary reasons for the decreases were the decreases in the average realized prices and shipments discussed above as well as overhead and other fixed costs associated with the curtailed Northwest smelting operations, which totaled approximately $9.0 million and $21.0 million during the quarter and six-month periods ended June 30, 2001. The Company believes that approximately half of such costs incurred are "excess" to the run rate that can be achieved during a prolonged curtailment period. Management is in the process of determining the appropriate actions to minimize the excess outflows associated with the curtailed operations. Period over period results were also unfavorably impacted by higher energy costs at the 49%-owned Anglesey Aluminium Limited
("Anglesey") aluminum smelter, resulting from a new power contract entered into by Anglesey at the end of the first quarter of 2000.

Segment operating income for the quarter and the six-month periods ended June
30, 2001, discussed above, excludes non-recurring net power sales gains (losses)
of $(5.5) million and $222.7 million, respectively.

Flat-Rolled Products. Net sales of flat-rolled products decreased approximately
39% during the second quarter 2001 as compared to 2000 as a 54% decrease in shipments was partially offset by a 34% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line. Current period shipments were also adversely affected by reduced general engineering heat- treat products and can lid and tab stock, due to weak market demand. These decreases were modestly offset by strong aerospace demand. The increase in average realized prices primarily reflects the change in product mix from the can body stock to heat-treat products (which have a higher price and operating margin as compared to other products).

For the six-month period ended June 30, 2001, net sales of flat-rolled products decreased by approximately 39% as compared to the same period in 2000 as a 53%
decrease in shipments was offset by an 29% increase in average realized prices.
The decline in year-to-date 2001 shipments and increase in average realized prices were primarily attributable to the same factors described above.

Segment operating income for the quarter and six-month periods ended June 30,
2001, was down from the comparable periods in 2000. The primary reasons for the decreases were the decreases in shipments offset in part by the increase in prices described above. Operating results were also adversely impacted by a less than favorable cost performance associated with the product mix changes discussed above. Higher period over period natural gas prices were only partially offset by modest benefits from power load shedding by the business unit.

Engineered Products. Net sales of engineered products decreased by approximately
22% during the second quarter 2001 as compared to 2000, as a 29% decrease in product shipments was offset by a 11% increase in average realized prices. The decrease in product shipments was the result of reduced transportation and electrical product shipments due to weak market demand. The increase in average realized prices reflects a shift in product mix to higher value- added products.

For the six-month period ended June 30, 2001, net sales of engineered products decreased by approximately 24% as a 30% decrease in product shipments was offset by an 8% increase in average realized prices. The decrease in shipments and increase in sales prices is attributable to the same factors listed above.

The decreases in segment operating income for the quarter and six-month periods ended June 30, 2001, as compared to the comparable periods in 2000 were primarily attributable to the price and volume factors described above. The segment's operating results were also adversely impacted by higher period over period energy prices and because the business unit was unable to reduce costs to match the market related volume declines.

Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers for maturing derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with maturing options, as well as net results of internal hedging activities with the Company's fabricated products segments. The minimum (and maximum) price of the hedges in any given period is primarily the result of the timing of the execution of the hedging contracts.

Segment operating loss for the quarter ended June 30, 2001 was essentially flat as compared to the comparable period in 2000. While the second quarter of 2001 hedging positions had a higher minimum price than the hedging positions in the second quarter of 2000, market prices in both periods were above both periods'
minimum price. Segment operating loss for the six-month period ended June 30,
2001 decreased as compared to the same period in 2000. This is primarily the result of first quarter 2001 hedging positions having higher minimum prices than the positions in the first quarter of 2000, combined with the fact that first quarter 2000 market prices were higher than those experienced in the first quarter of 2001.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses in the quarter and six-month periods ended June 30, 2001, as compared to the comparable periods in 2000 was primarily due to increased pension cost accruals for active and retired employees.

Corporate operating results for the quarter and six-month periods ended June 30,
2001, exclude costs of $.5 million in connection with the Company's performance improvement initiative program and for the quarter and six-month periods ended
June 30, 2000, exclude costs related to staff reduction and efficiency initiatives of $1.5 million and $3.5 million, respectively, which amounts are included in other non-recurring operating items (see Note 10 of Notes to Interim
Consolidated Financial Statements).

POSSIBLE THIRD QUARTER 2001 TRENDS AS COMPARED TO ACTUAL SECOND QUARTER
2001 RESULTS

This section contains statements that constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995. The
Company cautions that such forward-looking statements are not guarantees of future results and involve significant risks and uncertainties, and that actual results may vary materially from those expressed or implied in the forward-looking statements as a result of various factors. The Company is under no obligation to update these forward-looking statements to reflect future events or circumstances.

Bauxite and Alumina. Total shipment volumes are expected to be flat. Third-party price realizations are contractually linked to LME aluminum prices generally on a one-to-three month lag. As a result, recent weakness in LME prices would tend to dampen alumina price realizations in the third quarter. Operating costs are expected to be better but will largely be determined by the speed at which
Gramercy completes its transition from its interim operating mode to its anticipated operating mode. A planned maintenance outage at Alpart is expected to be somewhat offset by improved energy prices at all three alumina refineries.

Primary Aluminum. Shipment volumes are expected to be down modestly, reflecting curtailment of aluminum rod production at the Tacoma, Washington, smelter. Price realizations are reflective of commodity pricing as determined by LME and
Midwest markets. The Company's realizations also typically reflect some product premiums. Costs are expected to be flat.

Commodity Marketing. As the primary component of this segment is the Company's metal hedging activities, the segment's results will vary depending on prevailing primary aluminum prices. The hedging impacts in this segment will tend to offset certain of the price impacts experienced in the Bauxite and
Alumina and Primary Aluminum segments. For a discussion of the possible impacts of price changes on the Company's derivative instruments, see "Item 3.
Qualitative and Quantitative Disclosures About Market Risk."

Flat-Rolled Products. Shipment volumes are expected to be affected by the prospect of continued weakness in general engineering and lid and tab stock;
offset somewhat by the prospect of continued firm demand in the aerospace market. Average price realizations are expected to be flat, reflecting a product mix reasonably similar to that of the second quarter. Costs are expected to be flat/favorable as the facility adjusts its costs in response to the mix shift.
As the Company addresses these issues, non-recurring restructuring charges are possible and such amounts could be material.

Engineered Products. Shipment volumes are expected to be flat/down, reflecting continued weakness in ground transportation markets as well as seasonality.
Average price realizations are expected to be flat due to relatively stable mix.
Costs are expected to be flat/favorable due to moderation in energy prices as well as improved variable cost performance.

Corporate. Corporate expenses are expected to remain flat/favorable as the
Company continues to seek reductions in overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

See Note 8 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000, for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

Operating Activities. At June 30, 2001, the Company had working capital of $27.2 million, compared with working capital of $176.9 million at December 31, 2000.
The decrease in working capital primarily resulted from:

-    an increase in the current portion of long-term debt due to the reclassification of the $224.2 million principal amount of the 97/8% Senior
     Notes to current liabilities offset by the Company's repayment of $30.4 million of outstanding borrowings under its Credit Agreement.

-    a decrease in accrued salaries, wages and related expenses resulting primarily from the payment of previously accrued employee-related compensation applicable to job reductions as a part of the September 2000 labor settlement or associated with workers at the curtailed Northwest smelters.

-    a decrease in other receivables primarily due to receipt of previously accrued power sales (reflecting the difference between the $88.0 million receivable at year-end 2000, which was collected in the first quarter of
     2001, and the $45.0 million receivable at June 30, 2001, reflecting amounts related to 2001 power sales that will be collected periodically through
     October 2001).

Investing Activities. Capital expenditures during the six months ended June 30,
2001, were $86.8 million, including $61.8 million for the rebuilding of the
Gramercy facility. The remainder of the year-to-date 2001 capital expenditures were incurred to improve production efficiency and reduce operating costs at the
Company's other facilities. Total consolidated capital expenditures, excluding capital expenditures in 2001 to finish rebuilding the Gramercy facility, are expected to be between $80.0 and $95.0 million per annum in each of 2001 and
2002 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures).

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

Financing Activities and Liquidity: Short-Term. The Company uses its Credit
Agreement to provide short-term liquidity requirements and for letters of credit to support operations. During the second quarter of 2001, there were no month-end borrowings outstanding under the Credit Agreement. The average amount of borrowings outstanding under the Credit Agreement during the second quarter of 2001 was less than $1.0 million. During the first quarter of 2001, month-end borrowing amounts outstanding under the Credit Agreement were as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the Credit Agreement during the first quarter of 2001 was approximately
$47.5 million. Outstanding letters of credit at June 30, 2001, were approximately $44.4 million. The Credit Agreement significantly restricts the
Company's ability to pay any dividends on its common stock.

In July 2001, the expiration date of the Credit Agreement was extended from
August 15, 2001 to November 2, 2001. The Company sought the extension in order to gain additional flexibility in advance of the February 2002 maturity date of its 97/8% Senior Notes. The Company intends to extend, replace or renew the
Credit Agreement prior to its expiration. However, in order for the Credit
Agreement to be extended, on a short-term basis, beyond November 2001, the
Company will have to have a demonstrable way to mitigate the maturity of the
$225.0 million of 97/8% Senior Notes. For the Credit Agreement to be extended past February 2003, both the 97/8% Senior Notes and the $400.0 million of 12
3/4% Senior Subordinated Notes, due February 2003, will have to be retired and/or refinanced.

The Company currently expects limited, if any, borrowings for the balance of the
Credit Agreement term, except it is possible that the Company may use availability under the Credit Agreement (or any extension, replacement or renewal thereof) to augment other cash resources to mitigate the maturity of the
97/8% Senior Notes. As of June 30, 2001, the Company had approval from the
Credit Agreement lenders to purchase up to $50.0 million of the 97/8% Senior
Notes. As of June 30, 2001, the Company had purchased approximately $.8 million of 97/8% Senior Notes.

As previously announced, the Company is working with financial advisors to review its options for addressing its near- term debt maturities and its overall capital structure. While the Company continues to consider potential asset transactions (beyond the recently announced agreement to sell an 8.3% interest in QAL), the Company intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. The Company cannot predict if any such transactions will materialize.

In addition to being impacted by normal operating items, the Company's near-term liquidity and cash flow will be affected by remaining net proceeds from power sales (see Note 4 of Notes to Interim Consolidated Financial Statements), the
expected third quarter 2001 sale of a portion of the Company's interest in QAL
(see Note 9 of Notes to Interim Consolidated Financial Statements), the restart of the Gramercy facility and the amount of net payments for asbestos-related liabilities.

The Company will continue to incur abnormal start-up costs and capital spending until all construction activity at the Gramercy facility is completed and full production volume and efficiency is restored. The amount of abnormal costs incurred during the balance of 2001 will depend upon the speed at which the
Gramercy facility transitions from its interim operating mode and the extent to which any unanticipated start-up issues may occur. The Company expects the
Gramercy facility to reach its full production rate and full efficiency by the end of 2001 or early 2002.

During the six months ended June 30, 2001, the Company paid $59.2 million of asbestos-related settlement and defense costs and received insurance reimbursement of $65.0 million for asbestos-related matters. The Company's 2001 and 2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $125.0 million and $150.0 million per year.
The Company believes that it will continue to recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged the Company's payments. Delays in receiving future insurance repayments would have an adverse impact on the Company's liquidity. During 2000, the Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide the Company with timely and appropriate reimbursements for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at June 30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. The Company is continuing to receive cash reimbursements from the insurers.

Absent an improvement in the markets in which the Company operates or faster than expected improvement in operating performance of the Gramercy refinery (as a result of its completion) and other facilities (as a result of the Company's performance improvement initiative), the Company's cash flows during the balance of 2001 (before considering the pending third quarter 2001 sale of a portion of the Company's interest in QAL and near-term debt maturities) may fully utilize the cash balance reported at June 30, 2001 in order to satisfy interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations. The Company expects its cash flow in 2002 to improve substantially over the run rate expected to be experienced during the last six months of 2001 as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from the Company's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, no assurances can be given in this regard.

Management believes that the Company's existing cash resources, together with cash flows from operations, power sales and the sale of the 8.3% interest in
QAL, as well as borrowings under the Credit Agreement (which the Company intends to extend, replace or renew as discussed above), will be sufficient to satisfy its working capital, debt maturities and capital expenditure requirements for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet the Company's short-term liquidity requirements or that additional sources of cash will not be required.

Long-Term. As of June 30, 2001, the Company's total consolidated indebtedness was $923.3 million. There were no revolving credit borrowings outstanding under the Credit Agreement. The Company's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. With respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital, financing and capital expenditure requirements. However, no assurance can be given that the Company will be able to refinance its debt on acceptable terms.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 8 of Notes to Interim Consolidated Financial
Statements, the Company utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to the Company's hedging positions with respect to commodity, foreign exchange and energy contracts described more fully in Note 8 of Notes to Interim Consolidated Financial Statements.

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

Based on the average July 2001 London Metal Exchange ("LME") cash price for primary aluminum of approximately $.64 per pound, the Company estimates that it would realize approximately $19.0 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during the remainder of
2001 and the period 2002 through 2003. The Company estimates that a hypothetical
$.10 increase from the above stated July 2001 price would result in a net aggregate pre-tax reduction in operating income of approximately $46.0 million being realized during the remainder of 2001 and the period 2002 through 2003 from the Company's hedging positions and fixed price customer contracts.
Conversely, the Company estimates that a hypothetical $.10 decrease from the above stated July 2001 price level would result in an aggregate pre-tax increase in operating income of approximately $159.0 million being realized during the remainder of 2001 and the period 2002 through 2003 from the Company's hedging positions and fixed price customer contracts. Both of the foregoing hypothetical amounts are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, increases or decreases in earnings attributable to the Company's hedging positions or fixed price customer contracts are significantly offset by a decrease or increase in the proceeds to be realized on the underlying physical transactions.

As stated in Note 8 of Notes to Interim Consolidated Financial Statements, the
Company has certain hedging positions which do not qualify for treatment as a
"hedge" under current accounting guidelines and thus must be marked-to- market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions.
The Company estimates that a hypothetical $.10 change in spot market prices from the July 31, 2001, LME cash price of $.63 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $10.0 - $30.0 million during any period through 2003.

In addition to having an impact on the Company's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact the Company's cash flows and liquidity through changes in possible margin advance requirements. At July 31, 2001, the Company had received margin advances of
$20.7 million. Increases in primary aluminum prices subsequent to July 31, 2001, could result in the Company having to refund and, depending on the amount of the increase, make margin advances and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the July 31, 2001 price) by
December 31, 2001 and the forward curve were as described above, it is estimated that the Company could be required to pay in the range of $40.0 to $60.0 million in respect of both refunds of margin advances from brokers and to make margin advances to the brokers. Management considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

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

Based on the July 31, 2001 US$ to A$ exchange rate of $.51, the Company's foreign currency hedges would result in a net aggregate pre-tax reduction of operating income of approximately $10.0 million for the remainder of 2001 and for the period 2002 through 2005. The Company estimates that a hypothetical 10%
decrease in the A$ exchange rate would result in the Company recognizing a net aggregate pre-tax reduction of operating income of approximately $12.0 million for the remainder of 2001 and for the period 2002 through 2005 from the
Company's foreign currency hedging positions. Conversely, the Company estimates that a hypothetical 10% increase in the A$ exchange rate (from $.51) would result in the Company realizing a net pre-tax aggregate reduction of operating income of approximately $5.0 million during the remainder of 2001 and for the period 2002 through 2005. These hypothetical impacts are versus what the
Company's results would have been without the Company's derivative foreign currency contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be substantially offset by a corresponding decrease or increase in the value of the hedged commitments.

Energy. The Company is exposed to energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil consumed in the production process. The
Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company's pre-tax operating results by approximately $20.0 million. Further, the Company estimates that each $1.00 change in fuel oil prices (per barrel)
impacts the Company's pre-tax operating results by approximately $3.0 million.

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of July 31, 2001, the Company held option and swap contracts hedging for a majority of its August 2001 to October 2001 natural gas requirements and a portion of its November 2001 to March 2002 natural gas requirements. Based on an average July 2001 settlement price (per mcf) of approximately $3.17, the Company expects to realize a pre-tax reduction of operating income of approximately $1.2 million for the period from August 2001 through March 2002 associated with these hedging positions. The Company estimates that a hypothetical $1.00 decrease in the average July 2001 settlement price would result in the Company recognizing a net aggregate pre-tax reduction of operating income of $3.3 million for the period from August 2001 through March 2002 associated with these hedging positions. Conversely, the
Company estimates that a hypothetical $1.00 increase in the average July 2001 settlement price would result in the Company realizing a net pre-tax aggregate increase of operating income of approximately $1.6 million for the period August
2001 through March 2002. These hypothetical impacts are versus what the
Company's results would have been without the Company's derivative natural gas contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be substantially offset by a corresponding decrease or increase in the value of the hedged commitments.

As of July 31, 2001, the Company also held option and swap contracts hedging a majority of its August 2001 through December 2001 fuel oil requirements. Based on the average July 2001 settlement price (per barrel) of approximately $17.38, the Company estimates the hedges would not have a material net aggregate pre-tax impact on its operating income.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form
10-K for the year ended December 31, 2000 for information concerning other material legal proceedings with respect to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2001, the sole common stockholder of the Company elected by unanimous written consent the following directors of the Company: Robert J. Cruikshank,
James T. Hackett, George T. Haymaker, Jr., Charles E. Hurwitz, Ezra G. Levin,
Raymond J. Milchovich, and James D. Woods.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

     *4.1    Twenty-First Amendment to Credit Agreement and Consent, dated as of
             July 18, 2001, amending the Credit Agreement, dated as of February
             15, 1994, as amended, among Kaiser Aluminum & Chemical Corporation,
             Kaiser Aluminum Corporation, the financial institutions party thereto, and Bank of America, N.A. (successor to BankAmerica
             Business Credit, Inc.), as Agent.

     *10.1   Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
             Incentive Plan.

     *10.2   Form of Stock Option Grant for options issued commencing January 1,
             2001 under the 1997 Kaiser Omnibus Stock Incentive Plan.

     *10.3   Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
             Incentive Plan.

     (b)     Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended
June 30, 2001.

---------------------------

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

Dated:   August 13, 2001