Form 10-Q
period 2001-09-30
KAISER ALUMINUM & CHEMICAL CORP
filed 2001-11-14
CIK 54291

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
Yes  /X/        No   / /

     At October 31, 2001, the registrant had 46,171,365 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                     September 30,     December 31,
                                                                                              2001             2000
                                                                                    --------------  ---------------
                                       ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $       212.1   $         23.4
   Receivables:
      Trade, net                                                                            145.5            188.7
      Other                                                                                 157.5            247.3
   Inventories                                                                              333.1            396.2
   Prepaid expenses and other current assets                                                148.8            162.7
                                                                                    --------------  ---------------
      Total current assets                                                                  997.0          1,018.3

Investments in and advances to unconsolidated affiliates                                     59.1             77.8
Property, plant, and equipment - net                                                      1,228.5          1,176.1
Deferred income taxes                                                                       383.4            452.3
Other assets                                                                                700.9            622.9
                                                                                    --------------  ---------------
      Total                                                                         $     3,368.9   $      3,347.4
                                                                                    ==============  ===============

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $       166.2   $        236.8
   Accrued interest                                                                          24.3             37.5
   Accrued salaries, wages, and related expenses                                             89.3            110.3
   Accrued postretirement medical benefit obligation - current portion                       58.0             58.0
   Other accrued liabilities                                                                256.9            287.2
   Payable to affiliates                                                                     59.3             80.0
   Long-term debt - current portion                                                         206.4             31.6
                                                                                    --------------  ---------------
      Total current liabilities                                                             860.4            841.4

Long-term liabilities                                                                       805.3            703.9
Accrued postretirement medical benefit obligation                                           649.2            656.9
Long-term debt                                                                              698.7            957.8
Minority interests                                                                          115.3            100.4
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                                            .7               .7
   Common stock                                                                              15.4             15.4
   Additional capital                                                                     2,402.8          2,300.8
   Accumulated deficit                                                                      (63.8)          (188.1)
   Accumulated other comprehensive income (loss)                                             25.8             (1.8)
   Less:  Note receivable from parent                                                    (2,140.9)        (2,040.0)
                                                                                    --------------  ---------------
      Total stockholders' equity                                                            240.0             87.0
                                                                                    --------------  ---------------
        Total                                                                       $     3,368.9   $      3,347.4
                                                                                    ==============  ===============
   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                       Quarter Ended          Nine Months Ended
                                                                       September 30,            September 30,
                                                                  -----------------------   --------------------
                                                                         2001        2000        2001       2000
                                                                  -----------------------   --------------------
Net sales                                                         $    430.3    $  545.2    $1,357.4   $1,673.7
                                                                  -----------------------   --------------------
Costs and expenses:
   Cost of products sold                                               397.3       469.7     1,260.6    1,429.9
   Depreciation and amortization                                        23.1        19.8        66.6       59.0
   Selling, administrative, research and development, and general       24.5        25.2        77.1       77.3
   Labor settlement charge                                                -         38.5           -       38.5
   Non-recurring operating items                                        21.3       (10.9)     (198.9)     (22.5)
                                                                  -----------------------   --------------------
        Total costs and expenses                                       466.2       542.3     1,205.4    1,582.2
                                                                  -----------------------   --------------------

Operating income (loss)                                                (35.9)        2.9       152.0       91.5

Other income (expense):
   Interest expense                                                    (27.2)      (27.0)      (82.2)     (83.6)
   Gain on sale of interest in QAL                                     163.6           -       163.6          -
   Other - net                                                          16.3        (5.0)      (28.1)      (1.4)
                                                                  -----------------------   --------------------

Income (loss) before income taxes and minority interests               116.8       (29.1)      205.3        6.5

(Provision) benefit for income taxes                                   (49.4)       11.2       (83.9)      (2.5)

Minority interests                                                       1.2         1.2         3.0        2.5
                                                                  -----------------------   --------------------
Net income (loss)                                                 $     68.6    $  (16.7)   $  124.4   $    6.5
                                                                  =======================   ====================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                  For the Nine Months Ended September 30, 2000

                                                                                      Accumulated         Note
                                                                              Accu-         Other   Receivable
                                       Preference    Common  Additional     mulated Comprehensive         From
                                            Stock     Stock     Capital     Deficit Income (Loss)       Parent   Total
                                       -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $     1.5  $   15.4  $  2,173.0  $   (205.1) $       (1.2) $  (1,912.9) $ 70.7
   Net income/Comprehensive
      income                                   -         -          -          6.5           -             -      6.5
   Interest on note receivable to
      parent                                   -         -        95.0          -            -          (95.0)       -
   Contributions for LTIP shares               -         -          .6          -            -             -       .6
   Stock redemption                          (.8)        -          -           -            -             -      (.8)
   Dividends                                   -         -          -          (.3)          -             -      (.3)
                                       ---------- --------- ----------  ----------- ------------- ------------ -------
BALANCE, SEPTEMBER 30, 2000            $      .7  $   15.4  $  2,268.6  $   (198.9) $       (1.2) $  (2,007.9) $ 76.7
                                       ========== ========= ==========  =========== ============= ============ =======

                  For the Nine Months Ended September 30, 2001

                                                                                   Accumulated        Note
                                                                          Accu-          Other  Receivable
                                     Preference     Common Additional   mulated  Comprehensive        From
                                          Stock      Stock    Capital   Deficit  Income (Loss)      Parent    Total
                                    -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000          $       .7  $    15.4  $ 2,300.8  $ (188.1)  $       (1.8)  $(2,040.0) $  87.0

   Net income                               -           -          -     124.4            -             -    124.4
   Cumulative effect of accounting
      change, net of income tax
      provision of $.5                      -           -          -         -            1.8           -      1.8
   Unrealized net gain on derivative
      instruments arising during the
      period, net of income tax
      provision of $16.8 (including
      unrealized net gain of $36.2,
      net of tax, for the quarter
      ended September 30, 2001)             -           -          -         -           28.8           -     28.8
   Less reclassification adjustment
      for net realized gain on
      derivative instruments
      included in net income,
      net of income tax provision
      of $1.0 (including realized
      net gain of $.3, net of tax,
      for the quarter ended September
      30, 2001)                             -           -          -         -           (3.0)          -     (3.0)

   Comprehensive income                     -           -          -         -            -             -    152.0

   Interest on note receivable to
      parent                                -           -      100.9         -            -        (100.9)        -
   Contributions for LTIP shares
      and restricted stock accretion        -           -        1.1         -            -             -      1.1
   Dividends                                -           -          -       (.1)           -             -      (.1)
                                    ----------  ---------  ---------  ---------  ------------   ---------- --------
BALANCE, SEPTEMBER 30,
   2001                             $       .7  $    15.4  $ 2,402.8  $  (63.8)  $       25.8   $(2,140.9) $ 240.0
                                    ==========  =========  =========  =========  ============   ========== ========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                              ---------------------
                                                                                                    2001       2000
                                                                                              ---------------------
Cash flows from operating activities:
   Net income                                                                                 $   124.4   $    6.5
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Depreciation and amortization (including deferred financing costs of $4.3 and $3.3)          70.9       62.3
      Non-cash restructuring and impairment charges                                                20.7       17.4
      Gains - sale of QAL interest and real estate (2001); real estate (2000)                    (169.3)     (39.0)
      Equity in (income) loss of unconsolidated affiliates, net of distributions                    5.4       17.2
      Minority interests                                                                           (3.0)      (2.5)
      Decrease (increase) in trade and other receivables                                          135.6     (110.1)
      Decrease in inventories                                                                      50.2      103.8
      Decrease in prepaid expenses and other current assets                                        10.1       21.6
      (Decrease) in accounts payable (associated with operating activities) and
        accrued interest                                                                          (56.1)     (29.1)
      (Decrease) increase in payable to affiliates and other accrued liabilities                   (9.6)      29.1
      Increase (decrease) in accrued and deferred income taxes                                     41.3       (8.7)
      Net cash impact of changes in long-term assets and liabilities                               18.7      (27.2)
      Other                                                                                         6.4       12.8
                                                                                              ---------------------
        Net cash provided by operating activities                                                 245.7       54.1
                                                                                              ---------------------
Cash flows from investing activities:
   Capital expenditures (including $70.6 and $159.0 related to Gramercy facility)                (120.1)    (196.5)
   (Decrease) increase in accounts payable - Gramercy-related capital expenditures                (29.9)      42.9
   Gramercy-related property damage insurance recoveries                                              -       73.0
   Net proceeds from disposition of QAL interest, real estate and other                           170.1       67.8
                                                                                              ---------------------
        Net cash provided (used) by investing activities                                           20.1      (12.8)
                                                                                              ---------------------
Cash flows from financing activities:
   Repayments under revolving credit facility, net                                                (30.4)     (10.4)
   Repayments of other debt                                                                       (41.2)      (2.9)
   Preference stock dividends paid                                                                    -        (.3)
   Redemption of minority interests' preference stock                                              (5.5)      (2.4)
                                                                                              ---------------------
        Net cash used by financing activities                                                     (77.1)     (16.0)
                                                                                              ---------------------
Net increase in cash and cash equivalents during the period                                       188.7       25.3
Cash and cash equivalents at beginning of period                                                   23.4       21.2
                                                                                              ---------------------
Cash and cash equivalents at end of period                                                    $   212.1   $   46.5
                                                                                              =====================
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $3.3 and $3.7                                $    91.1   $   93.2
   Income taxes paid                                                                               41.6        9.6

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
              STATEMENTS (In millions of dollars, except prices and
                               per share amounts)

1.    GENERAL

Kaiser Aluminum & Chemical Corporation (the "Company") is the principal operating subsidiary of Kaiser Aluminum Corporation ("Kaiser"). Kaiser is a
subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of Kaiser's common stock with the remaining approximately 38% publicly held.

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

Liquidity.
Near-Term Debt Maturities. The Company has significant near-term debt maturities, including $177.4 (remaining principal amount outstanding as of
October 31, 2001) of its 9 7/8% Senior Notes due February 2002 (the "9 7/8%
Senior Notes") and $400.0 of 12 3/4% Senior Subordinated Notes due February 2003
(the "12 3/4% Senior Subordinated Notes"). The Company's credit agreement, as amended (the "Credit Agreement"), will expire December 15, 2001 unless it is extended, replaced or renewed. As of October 31, 2001, the Company had approximately $190.0 of cash and cash equivalents. See Note 5 for a discussion of the Company's plans with respect to such near-term debt maturities.

Cash Flow, Other than Near-Term Debt Maturities. The Company's ability to make payments on, retire or refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, the
Company's near-term liquidity and cash flows will be negatively affected by the restart of the Gramercy facility, until it reaches its full production level and full efficiency, and net payments for asbestos-related liabilities. For a discussion of these matters, see Notes 2 and 7.

Absent an improvement in the markets in which the Company operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of the
Company's performance improvement initiative), the Company's operations and working capital and other commitments (before considering near-term debt maturities), including interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations, may cause near-term cash flows to be negative. The Company expects its cash flow in mid-2002 to improve substantially over expected near-term cash flows as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from the Company's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, such changes are subject to prevailing market and economic conditions and, as such, no assurances can be given in this regard.

Possible Year-End Financial Statement Item. The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the stock market, it is likely that, barring a material improvement in the stock market during the fourth quarter of 2001, the
Company will be required to reflect a significant additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2001.
However, based on stock market performance through September 30, 2001, the
Company estimates that such amount could be in the $25.0 to $50.0 range. The
Company also anticipates that the decline in the value of the pension plans'
assets will unfavorably impact pension costs reflected in its 2002 operating results. However, absent a decision by the Company to increase its contributions to the pension plans as a result of the recent asset performance, such asset performance is not expected to have a material impact on the Company's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years. Increases in post-2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

Restricted Common Stock. During June and July 2001, the Company completed an exchange with certain employees who held stock options to purchase Kaiser's common stock whereby a total of approximately 3,617,000 options were exchanged
(on a fair value basis) for approximately 1,086,000 restricted shares of
Kaiser's common stock. The fair value of the restricted shares issued is being amortized to expense over the three-year period during which the restrictions lapse.

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
SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see Note 8). This contrasts with pre-2001 accounting principles, which generally only required certain "non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the
Company's hedging positions are initially recorded in other comprehensive income, such changes reverse out of other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in net sales or cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge"
accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur in the first nine months of 2001.

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

Future Accounting Requirements. The Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 143, Accounting For Asset
Retirement Obligations ("SFAS No. 143"), in 2001. SFAS No. 143 must be adopted by the Company effective January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements.

2.    INCIDENT AT GRAMERCY FACILITY

Initial production at the Company's Gramercy, Louisiana alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. Construction at the facility was substantially completed during the third quarter of 2001. The plant operated at approximately 78% of its newly-rated estimated annual capacity of 1,250,000 tons during the third quarter of 2001. Subsequent to September 30,
2001, the plant has regularly operated at a rate equal to or greater than 90% of its newly- rated estimated capacity. Based on current estimates, the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

During the quarter and nine-month periods ended September 30, 2001, abnormal
Gramercy-related start-up costs totaled approximately $13.9 and $54.9, respectively. These abnormal costs resulted from operating the plant in an interim mode pending the completion of construction. The Company's future operating results will continue to be adversely affected until the Gramercy plant is operating at its intended production rate and at full efficiency.

As of September 30, 2001, the Company had collected $304.5 of insurance recoveries related to the property damage, business interruption and clean-up and site preparation aspects of the Gramercy incident. During July 2001, the
Company and its insurers reached a global settlement agreement in respect of all of the Company's business interruption and property damage claims under which the Company: (a) received an additional $35.0 during the third quarter of 2001 related to losses/costs incurred prior to June 30, 2001; and (b) will receive an agreed allocation from any recoveries that may result from joint actions against certain third parties. As a result of the settlement, the Company recognized
$15.2 of additional insurance benefit (as a reduction of Bauxite and alumina business unit's cost of products sold) in the second quarter of 2001. In October
2001, settlements were reached in certain (but not all) of the joint actions by the Company and its insurers. Under the terms of the joint action agreement, as well as the prior agreement between the Company and its insurers, the Company will receive an additional approximately $30.0, during the fourth quarter of
2001, in respect of its share of third quarter 2001 and prior period costs from the Gramercy incident. Accordingly, the Company recorded $21.4 of additional insurance benefit (as a reduction of Bauxite and alumina business unit's cost of products sold) during the third quarter of 2001 after deducting offsetting costs and receivable amounts. Additional recoveries may result from the remaining joint actions. However, the Company cannot predict the likelihood or timing of any such incremental recoveries.

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

3.    INVENTORIES

The classification of inventories is as follows:

                                                                                 September 30,    December 31,
                                                                                          2001            2000
                                                                                ------------------------------
Finished fabricated aluminum products                                           $        47.3   $         54.6
Primary aluminum and work in process                                                     87.5            126.9
Bauxite and alumina                                                                      93.2             88.6
Operating supplies and repair and maintenance parts                                     105.1            126.1
                                                                                ------------------------------
      Total                                                                     $       333.1   $        396.2
                                                                                ==============================

Substantially all product inventories are stated at last-in, first-out (LIFO)
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

Inventories at September 30, 2001, have been reduced by (a) a $5.6 charge (in
Other non-recurring operating items - see Note 10) to write-down certain excess operating supplies and repair and maintenance parts that will be sold, rather than used in production, as part of the Company's performance improvement initiative to generate one-time cash and (b) $5.0 LIFO inventory charges (in cost of products sold) as reductions of inventory volumes were in inventory layers with higher costs than current market prices. Additional LIFO charges in future periods are possible.

4.    PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

Power Sales. During the first six months of 2001, the Company, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001 and recorded net pre-tax gains of approximately $222.7. The gains were net of approximately $33.0 of employee-related expenses and other fixed or incremental costs associated with the continuing curtailment of its Northwest smelters.
During the third quarter of 2001, the Company sold the remaining Northwest power that it had under contract resulting in net pre-tax gains of approximately $6.5 which have been recorded in Other non-recurring operating items (see Note 10).
Approximately $321.0 of power proceeds were received during the first nine months of 2001 ($88.0 related to 2000 power sales and the balance related to
2001 power sales). The balance of the power proceeds from sales of power
(approximately $26.5) will be received during the fourth quarter of 2001.

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA, starting October 1, 2001, is to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract will provide the
Company with sufficient power to fully operate the Company's Trentwood facility
(which requires up to an approximate 40 megawatts) as well as approximately 40%
of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from
October 1, 2001 through March 31, 2002) was announced by the BPA in June 2001 and is approximately 46% higher than power costs under the prior contract. The
Company cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. The contract also includes a take-or-pay requirement and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, the
Company can only remarket its power allocation to reduce or eliminate take-or-pay requirements. The Company is not entitled to receive any profits from any such remarketing efforts. During October 2001, the Company and the BPA reached an agreement whereby: (a) the Company retained its rights to restart its smelter operations at any time; (b) the Company would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and (c)
in return for the foregoing, the Company granted the BPA certain limited power interruption rights in the first year of the contract if the Company is operating its Northwest smelters. The BPA and the Company separately agreed that capital spending in respect of the Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds.

Subject to the limited interruption rights granted to the BPA (described above), the Company has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were the
Company to want to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For the
Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the
Company would operate more than a portion of its Northwest smelting capacity in the near future. Were the Company to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United
Steelworkers of America ("USWA") during periods of curtailment. As of September
30, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% have been accrued through
December 31, 2001, as the Company does not currently expect to restart the
Northwest smelters prior to that date given recent prices for primary aluminum.
If the Company does not restart and begin operating the smelters at an operating rate of up to 40% beginning January 2002, it could become liable for additional supplemental unemployment benefits for these workers. Additionally, if such workers are not recalled prior to early 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and would adversely impact the Company's operating results and liquidity.

5.    DEBT

Current Maturities and Liquidity. The Company has a Credit Agreement, which provides a secured, revolving line of credit. In October 2001, the expiration date of the Credit Agreement was extended from November 2, 2001 to December 15,
2001. The extension provides the Company with additional flexibility while it continues its ongoing work on a longer-term solution for near-term debt maturities.

The Company is able to utilize the Credit Agreement by means of revolving credit advances or letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable and eligible inventory. At September 30, 2001, $184.8 (of which $95.4 could have been used for letters of credit) was available to the Company under the Credit
Agreement and no amounts were outstanding under the revolving credit facility.
Interest on any outstanding amounts bear a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at the Company's option. The Company typically chooses base rate based borrowings for shorter term Credit Agreement uses and LIBOR based loans for more extended Credit
Agreement uses. The average interest rate on loans outstanding under the Credit
Agreement during the first nine months of 2001 was approximately 10.0% per annum. As of October 31, 2001, there were no revolving credit borrowings outstanding under the Credit Agreement. At October 31, 2001, outstanding letters of credit were approximately $28.4.

The Company intends to extend, replace or renew the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond December 2001, the Company will have to have a demonstrable way to retire the maturity of the remaining amount of 9 7/8% Senior
Notes ($177.4 principal amount as of October 31, 2001). For the Credit Agreement to be extended past February 2003, both the 9 7/8% Senior Notes and the $400.0 of 12 3/4% Senior Subordinated Notes will have to be retired and/or refinanced.
It is possible that the Company may use a portion of the availability under the
Credit Agreement (or any extension, replacement or renewal thereof) together with other cash resources to retire the 9 7/8% Senior Notes. As of September 30,
2001, the Company had purchased $18.8 of the 9 7/8% Senior Notes. The net gain from the purchase of the notes was less than $.1 and has been included in Other income (expense). As of October 31, 2001, the Company had purchased $47.6 of the
9 7/8% Senior Notes at a modest net gain. As of October 31, 2001, the Company had approval from the Credit Agreement lenders to spend up to an aggregate of
$100.0 to purchase the 9 7/8% Senior Notes.

As previously announced, the Company is working with financial advisors to review its options for addressing its near- term debt maturities and its overall capital structure. The Company expects to provide additional information with respect to its plan to deal with its near-term maturities before the expiration of the Credit Agreement term. While the Company believes it will be successful in addressing its near-term debt maturities and overall capital structure, no assurances in this regard can be given. While the Company continues to consider potential asset transactions (beyond the September 2001 sale of an 8.3% interest in QAL), the Company intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. The Company cannot predict if any such transactions will materialize.

In connection with the above-mentioned extension of the Credit Agreement, the
Company has agreed to hold half (approximately $79.5) of the proceeds received from the sale of an 8.3% interest in Queensland Alumina Limited ("QAL") (see
Note 9) in a separate bank account until the earlier of (1) lender approval, (2)
December 15, 2001, or (3) renewal or further extension of the Credit Agreement.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the quarter and nine-month periods ended September 30, 2001, the Company's ongoing assessment process resulted in the Company recording charges of $1.0 and $9.0, respectively, to increase its environmental accrual. Additionally, the Company's environmental accruals were increased during the nine-month period ended
September 30, 2001 by approximately $6.0 in connection with the purchase of certain property. At September 30, 2001, the balance of the Company's accruals for these and other matters, which are primarily included in Long-term liabilities, totaled $58.7. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the
Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $4.0 to $13.0 for the years 2001 through 2005 and an aggregate of approximately $24.0 thereafter.

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

The following table presents the changes in the number of such claims pending for the nine months ended September 30, 2001 and the year ended December 31,
2000.

                                                                           Nine Months            Year Ended
                                                                              Ended              December 31,
                                                                       September 30, 2001            2000
                                                                     ---------------------   ---------------------
Number of claims at beginning of period                                           110,800                 100,000
Claims received                                                                    27,300                  30,600
Claims settled or dismissed                                                       (25,700)                (19,800)
                                                                     ---------------------   ---------------------
Number of claims at end of period                                                 112,400                 110,800
                                                                     =====================   =====================
Number of claims at end of period (included above)
      covered by agreements under which the Company
      expects to settle over an extended period                                    72,900                  66,900
                                                                     =====================   =====================

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

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller
Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the
Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During
October 2001, the court ruled favorably on a number of issues. The rulings did not result in any change to the Company's estimates of its current or future asbestos-related insurance recoveries. Additional issues may be heard by the court from time to time. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at September
30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                                 September 30,        December
                                                                                     2001             31, 2000
                                                                                ---------------   ----------------
Liability (current portion of $130.0 in both periods)                           $        633.1    $          492.4
Receivable (included in Other assets)(1)                                                 501.1               406.3
                                                                                ---------------   ----------------
                                                                                $        132.0    $           86.1
                                                                                ===============   ================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. As of September 30, 2001 and December 31,
      2000, $25.6 and $36.9, respectively, of the receivable amounts relate to costs paid by the Company. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future. No assurances can be given that the Company will be able to project similar recovery percentages for additional asbestos-related liabilities recognized in future periods or that the amounts related to any such additional asbestos-related liabilities will not ultimately exceed the
      Company's aggregate insurance coverage.

                                                                                 Nine Months
                                                                                    Ended              Inception
                                                                             September 30, 2001         To Date
                                                                            ---------------------  ----------------
Payments made, including related legal costs..............................  $               86.9   $         307.4
Insurance recoveries......................................................                  77.3             208.6
                                                                            ---------------------  ----------------
                                                                            $                9.6   $          98.8
                                                                            =====================  ================

                                                                                As of September 30, 2001
                                                                -------------------------------------------------------
                                                                   2001 and              2003 to
                                                                     2002                 2005              Thereafter
                                                                ----------------      --------------      -------------
Expected annual payment amounts, before
   considering insurance recoveries...........................  $125.0 - $150.0       $50.0 - $75.0           $290.0

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company recording charges of $53.3 (included in Other income (expense) - see Note 10) in the nine-
month period ended September 30, 2001, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos- related costs net of related insurance recoveries should not have a material adverse effect on the
Company's consolidated financial position or liquidity. However, as the
Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board
("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. Legal briefs must still be filed by all parties. A decision is not expected until sometime after the first quarter of
2002. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company. This process could take months or years. If these proceedings eventually result in a final ruling against the Company with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants for an approximate twenty-month period (plus interest and minus any wages the USWA workers earned during the twenty-month period). Such amounts could be material. However, the Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, the Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the Company's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

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

As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked-to-market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001. The following table summarizes the Company's material derivative hedging positions at September 30, 2001:

                                                                                  Estimated %
                                                                Notional           of Annual           Carrying/
                                                                Amount of       Sales/Purchases         Market
                Commodity                       Period          Contracts           Hedged               Value
---------------------------------------   -----------------   ---------------  ----------------    ----------------
Aluminum (in tons*) -
   Option contracts and swaps               10/01 to 12/01           115,000          94%          $          15.0
   Option contracts and swaps                    2002                333,000          68%                     54.7
   Option contracts                              2003                 90,000          17%                     15.3

Energy -
   Natural gas (in MMBtus per day):
         Option contracts and swaps          10/01 to 3/02            23,000          57%                     (2.8)
   Fuel Oil (in barrels per month):
         Option contracts and swaps         10/01 to 12/01           150,000          65%                       .6
Australian dollars (average A$ per
   month) -
   Forwards and option contracts            10/01 to 12/01           A$ 11.4         100%                      (.3)
   Option contracts                          2002 to 2005           A$   7.5          70%                      3.6

During the first quarter of 2001, market value changes in derivative hedging positions included in the above table resulted in benefits to earnings (included in Other income (expense)) of $6.8 (see Note 10). Based on new accounting literature released in April 2001, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges are now recorded in other comprehensive income (see Note 1).

-----------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

During late 1999 and early 2000, the Company contracted with a counterparty to receive certain fixed prices on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices declined below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. These transactions do not qualify for treatment as a
"hedge" under previous or current accounting guidelines. During September 2001, as a result of prevailing primary aluminum prices, approximately 40% of the volumes attributable to periods after December 2001 terminated. The mark-to-market impacts of the terminated and continuing portions of these transactions, together with the $6.8 discussed above, are recorded in Other income (expense) in the Company's statements of consolidated income (loss) (see
Note 10). In October 2001, the Company reached an agreement with the counterparty terminating the transaction. This will result in the recognition of approximately $3.0 of mark-to-market income during the fourth quarter of 2001.

As of September 30, 2001, the Company had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for the balance of 2001 and for 2002 and 2003 at prices indexed to future prices of primary aluminum.

9.    SALE OF 8.3% INTEREST IN QAL

In September 2001, the Company sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 (included in Other income/(expense) in the accompanying condensed consolidated statements of income
(loss)). The total value of the transaction was approximately $189.0, consisting of a cash payment of approximately $159.0 plus the purchaser's assumption of approximately $30.0 of off-balance sheet QAL indebtedness currently guaranteed by the Company. As a result of the transaction, the Company now owns a 20%
interest in QAL.

QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. The Company's share of QAL's production for the first eight months of 2001 and for the year 2000 was approximately 668,000 tons and 1,064,000 tons, respectively. Had the sale of the
QAL interest been effective as of the beginning of 2000, the Company's share of
QAL's production for the first nine months of 2001 and for the year 2000 would have been reduced by approximately 196,000 tons and 312,000 tons, respectively.
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

10.  NON-RECURRING ITEMS

Non-Recurring Operating Items. The income (loss) impact associated with non-recurring operating items for the quarter and nine-month periods ended
September 30, 2001 and 2000, was as follows (the business segment to which the item is applicable is indicated):

                                                                       Quarter Ended          Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ------------------------  ----------------------
                                                                        2001         2000        2001        2000
                                                                  ------------------------  ----------------------
Net gains from power sales (Primary Aluminum) (Note 4)            $     6.5   $     40.5    $  229.2    $   56.3
Restructuring charges -
   Bauxite & Alumina                                               (7.9)          -         (9.9)          -
   Primary Aluminum                                                    (5.4)        (3.1)       (5.4)       (3.1)
   Flat-Rolled Products                                               (10.7)          -        (10.7)          -
   Corporate                                                            (.5)        (2.0)       (1.0)       (5.5)
Contractual labor costs related to smelter curtailment (Primary
   Aluminum) (Note 4)                                                  (3.3)          -         (3.3)          -
Incremental maintenance spending (Bauxite & Alumina)                  -        (11.5)          -       (11.5)
Impairment charge associated with product line exit -
   Flat-Rolled Products                                                   -         (9.0)          -        (9.0)
   Engineered Products                                                    -         (4.0)          -        (4.7)
                                                                  ----------  ------------  ---------   ----------
                                                                  $   (21.3)  $     10.9    $  198.9    $   22.5
                                                                  ==========  ============  =========   ==========

In May 2001, the Company announced that it had launched a performance improvement initiative (the "program") designed to increase operating cash flow, generate benefits and improve the Company's financial flexibility. During the third quarter of 2001, these initiatives resulted in restructuring charges totaling $14.1 for employee benefit and related costs for a group of approximately 125 salaried job eliminations. As of September 30, 2001, approximately half of the positions had been eliminated. It is anticipated that the remaining job eliminations will occur during the fourth quarter of 2001 or the first quarter of 2002. Approximately $4.0 of the costs are cash costs to be incurred over the next several quarters. The balance are benefit costs that will be funded over longer periods. The program also resulted in a third quarter 2001 inventory charge of $5.6 (see Note 3). In addition, third party costs of $7.3
(of which $4.8 was recorded in the third quarter) were incurred in connection with the program. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

As of September 30, 2001, substantially all of the previous job eliminations associated with the 2000 Primary aluminum and Corporate segments' efficiency initiatives have occurred.

See Note 6 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000 for discussions of incremental maintenance spending and impairment charges associated with line exits in 2000.

Other Income (Expense). Amounts included in other income (expense), other than interest expense, for the quarter and nine-month periods ended September 30,
2001 and 2000, included the following pre-tax gains (losses):

                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                September 30,
                                                           ---------------------------  ---------------------------
                                                                    2001          2000          2001           2000
                                                           -------------  ------------  ------------   ------------
Mark-to-market gains (Note 8)                              $       13.9   $        .9   $      32.3    $       9.6
Asbestos-related charges (Note 7)                                   -           (43.0)        (53.3)         (43.0)
Gains on sale of real estate                                        5.7          22.0           5.7           22.0
Adjustment to environmental liabilities                            (1.0)           -           (9.0)            -
MetalSpectrum investment write-off                                  -              -           (2.8)            -
Lease obligation adjustment                                         -            17.0            -            17.0
                                                           -------------  ------------  ------------   ------------
       Special items, net                                          18.6          (3.1)        (27.1)           5.6
All other, net                                                     (2.3)         (1.9)         (1.0)          (7.0)
                                                           -------------  ------------  ------------   ------------
                                                           $       16.3   $      (5.0)  $     (28.1)   $      (1.4)
                                                           =============  ============  ============   ============

As part of its ongoing initiatives to generate cash benefits, the Company sold certain non-operating real estate during the third quarter of 2001 for net proceeds totaling approximately $6.7, resulting in a gain of $5.7.

During the quarter and nine-month periods ended September 30, 2001, the Company recorded adjustments to environmental liabilities of $1.0 and $9.0, respectively, as a result of its ongoing assessment of the estimated costs reasonably expected to be incurred to remediate non-operating properties. See
Note 7 for additional information regarding environmental contingencies.

In June 2001, the Company wrote-off its investment of $2.8 in MetalSpectrum LLC, a start-up, e-commerce entity in which the Company was a partner. MetalSpectrum ceased operations and was dissolved during the second quarter of 2001.

See Note 1 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000, for discussions of gains on sale of real estate and the lease obligation adjustment in 2000.

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

Financial information by operating segment for the quarter and nine-month periods ended September 30, 2001 and 2000 is as follows:

                                                                     Quarter Ended          Nine Months Ended
                                                                     September 30,            September 30,
                                                                -----------------------  -----------------------
                                                                       2001        2000         2001        2000
                                                                ------------------------------------------------
Net Sales:
   Bauxite and Alumina: (1)
       Net sales to unaffiliated customers                      $    132.0   $   108.3   $    402.3   $   338.1
       Intersegment sales                                              9.1        29.0         55.0       115.3
                                                                -----------  ----------  -----------  ----------
                                                                     141.1       137.3        457.3       453.4
                                                                -----------  ----------  -----------  ----------
     Primary Aluminum:(2)
       Net sales to unaffiliated customers                            83.0       156.7        282.1       430.0
       Intersegment sales                                               .5        56.5          3.8       196.1
                                                                -----------  ----------  -----------  ----------
                                                                      83.5       213.2        285.9       626.1
                                                                -----------  ----------  -----------  ----------
     Flat-Rolled Products                                             75.5       118.5        248.3       401.8
     Engineered Products                                             101.4       137.8        337.9       450.2
     Commodities Marketing                                             9.5        (3.2)         5.9       (23.4)
     Minority Interests                                               28.9        27.1         80.9        77.0
     Eliminations                                                     (9.6)      (85.5)       (58.8)     (311.4)
                                                                -----------  ----------  -----------  ----------
                                                                $    430.3   $   545.2   $   1,357.4  $ 1,673.7
                                                                ===========  ==========  ===========  ==========
Operating income (loss):
     Bauxite and Alumina (3)                                    $       .4   $     9.3   $    (12.4)  $    53.0
     Primary Aluminum                                                  (.3)       25.9          8.1        90.6
     Flat-Rolled Products                                               .2         5.6          6.5        15.9
     Engineered Products                                                -          7.3          5.1        33.2
     Commodities Marketing                                             3.2        (7.6)        (5.8)      (42.0)
     Eliminations                                                      (.4)        4.1          5.1         1.2
     Corporate and Other                                             (17.7)      (14.1)       (53.5)      (44.4)
     Labor Settlement Charge(4)                                         -        (38.5)          -        (38.5)
     Other Non-Recurring Operating Items (Note 10)                   (21.3)       10.9        198.9        22.5
                                                                -----------  ----------  -----------  ----------
                                                                $    (35.9)  $     2.9   $    152.0   $    91.5
                                                                ===========  ==========  ===========  ==========
Depreciation and amortization:
     Bauxite and Alumina (3)                                    $      9.6   $     6.1   $     27.2   $    18.1
     Primary Aluminum                                                  5.3         6.2         16.3        18.6
     Flat-Rolled Products                                              4.9         4.1         12.9        12.3
     Engineered Products                                               3.0         3.0          9.3         8.6
     Corporate and Other                                                .3          .4           .9         1.4
                                                                -----------  ----------  -----------  ----------
                                                                $     23.1   $    19.8   $     66.6   $    59.0
                                                                ===========  ==========  ===========  ==========

(1)  Net sales for the quarter and nine-month periods ended September 30, 2001, included approximately 25,000 tons and 91,100 tons, respectively, of alumina purchased from third parties. Net sales for the quarter and nine-month periods ended September 30, 2000, included approximately 50,000 tons and 249,000 tons, respectively, of alumina purchased from third parties.
(2)  Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat- rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the quarter and nine-month periods ended September 30, 2001, the Primary aluminum business unit purchased approximately 2,300 tons and 27,300 tons, respectively, of primary aluminum from third parties to meet existing third party commitments.
(3)  During the quarter and nine-month periods ended September 30, 2001, approximately $13.9 and $54.9, respectively, of abnormal Gramercy start-up costs were incurred. Operating income (loss) for the quarter and nine-month periods ended September 30, 2001, also included additional accrued business interruption recoveries related to the Gramercy facility of $21.4 and
     $36.6, respectively, based on a July 2001 agreement with the Company's insurers. Depreciation was suspended for the Gramercy facility during the first nine months of 2000 as a result of the July 1999 incident.
     Depreciation expense for the Gramercy facility for the first six months of
     1999 was $6.0. See Note 2 for additional information.
(4)  The allocation of the 2000 labor settlement charge to the Company's business units was as follows: Bauxite and alumina - $2.1, Primary aluminum
     - $15.9, Flat-rolled products - $18.2 and Engineered products - $2.3.

12.    SUPPLEMENTAL GUARANTOR INFORMATION

Certain domestic, wholly-owned (direct or indirect) subsidiaries of the Company
(hereinafter collectively referred to as the Subsidiary Guarantors) have provided, joint and several, guarantees of the 9 7/8% Senior Notes, the 107/8%
Senior Notes, due 2006 and the 12 3/4% Senior Subordinated Notes (the "Notes").
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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001

                                                         SUBSIDIARY          OTHER      ELIMINATING
                                            COMPANY      GUARANTORS      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -------------- ---------------  -------------- ------------- -------------
ASSETS
Current assets                          $       719.5  $         88.7   $       188.8  $        -    $       997.0
Investments in subsidiaries                   2,733.1           156.9             -        (2,890.0)           -
Intercompany advances receivable
     (payable)                               (2,472.4)          800.0         1,672.4           -              -
Investments in and advances to
     unconsolidated affiliates                   17.6            17.5            24.0           -             59.1
Property and equipment, net                     814.9            23.7           389.9           -          1,228.5
Deferred income taxes                           372.4            (1.1)           12.1           -            383.4
Other assets                                    679.5             (.1)           21.5           -            700.9
                                        -------------- ---------------  -------------- ------------- -------------
                                        $     2,864.6  $      1,085.6   $     2,308.7  $   (2,890.0) $     3,368.9
                                        ============== ===============  ============== ============= =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities                     $       563.5  $        172.1   $       124.8  $        -    $       860.4
Other long-term liabilities                   1,384.4            30.5            39.6           -          1,454.5
Long-term debt                                  676.7            -               22.0           -            698.7
Minority interests                                -              -               19.0          96.3          115.3
Stockholders' equity                            240.0           883.0         2,103.3      (2,986.3)         240.0
                                        -------------- ---------------  -------------- ------------- -------------
                                        $     2,864.6  $      1,085.6   $     2,308.7  $   (2,890.0) $     3,368.9
                                        ============== ===============  ============== ============= =============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
ASSETS
Current assets                            $         677.8  $         69.3  $        271.2   $         -    $     1,018.3
Investments in subsidiaries                       2,583.8           153.1            -           (2,736.9)           -
Intercompany advances receivable
     (payable)                                   (2,329.9)          706.3         1,623.6             -              -
Investments in and advances to
     unconsolidated affiliates                       21.8            32.1            23.9             -             77.8
Property and equipment, net                         767.4            24.5           384.2             -          1,176.1
Deferred income taxes                               441.3            (1.2)           12.2             -            452.3
Other assets                                        600.2            -               22.7             -            622.9
                                          ---------------  --------------- --------------   -------------  -------------
                                          $       2,762.4  $        984.1  $      2,337.8   $    (2,736.9) $     3,347.4
                                          ===============  =============== ==============   =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities                       $         492.3  $        199.4  $        149.7   $         -    $       841.4
Other long-term liabilities                       1,281.4            36.6            42.8             -          1,360.8
Long-term debt                                      901.7           -                56.1             -            957.8
Minority interests                                   -               -               18.0            82.4          100.4
Stockholders' equity                                 87.0           748.1         2,071.2        (2,819.3)          87.0
                                          ---------------  --------------- --------------   -------------  -------------
                                          $       2,762.4  $        984.1  $      2,337.8   $    (2,736.9) $     3,347.4
                                          ===============  =============== ==============   =============  =============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
Net sales                                 $         328.6  $        126.0  $        256.9   $      (281.2) $       430.3
Costs and expenses:
     Operating costs and expenses                   355.4           126.2           244.5          (281.2)         444.9
     Other non-recurring operating items             19.1            -                2.2             -             21.3
                                          ---------------  --------------- --------------   -------------  -------------
Operating income (loss)                             (45.9)            (.2)           10.2             -            (35.9)
Interest expense                                    (26.9)           -                (.3)            -            (27.2)
Other income (expense), net                          (2.7)          166.8            15.8             -            179.9
Benefit (provision) for income taxes                 30.6           (69.0)          (11.0)            -            (49.4)
Minority interests                                   -                1.3             (.1)            -              1.2
Equity in income of subsidiaries                    113.5            -               -             (113.5)           -
                                          ---------------  --------------- --------------   -------------  -------------
Net income (loss)                         $          68.6  $         98.9  $         14.6   $      (113.5) $        68.6
                                          ===============  =============== ==============   =============  =============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
Net sales                                 $         427.6  $        166.3  $        272.6   $      (321.3) $       545.2
Costs and expenses:
     Operating costs and expenses                   421.5           137.1           277.4          (321.3)         514.7
     Other non-recurring operating items             27.6            -               -                -             27.6
                                          ---------------  --------------- --------------   -------------  -------------
Operating income (loss)                             (21.5)           29.2            (4.8)            -              2.9
Interest expense                                    (26.1)           -                (.9)            -            (27.0)
Other income (expense), net                         (25.8)           18.8             2.0             -             (5.0)
Benefit (provision) for income taxes                 27.8           (18.2)            1.6             -             11.2
Minority interests                                   -                1.4             (.2)            -              1.2
Equity in income (loss) of subsidiaries              28.9            -               -              (28.9)           -
                                          ---------------  --------------- --------------   -------------  -------------
Net income (loss)                         $         (16.7) $         31.2  $         (2.3)  $       (28.9) $       (16.7)
                                          ===============  =============== ==============   =============  =============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
Net sales                                 $       1,050.3  $        419.5  $        821.7   $      (934.1) $     1,357.4
Costs and expenses:
     Operating costs and expenses                 1,162.1           393.6           782.7          (934.1)       1,404.3
     Other non-recurring operating items           (201.1)           -                2.2             -           (198.9)
                                          ---------------  --------------- --------------   -------------  -------------

Operating income                                     89.3            25.9            36.8             -            152.0
Interest expense                                    (80.3)           -               (1.9)            -            (82.2)
Other income (expense), net                         (70.6)          188.4            17.7             -            135.5
Benefit (provision) for income taxes                 25.2           (87.6)          (21.5)            -            (83.9)
Minority interests                                   -                3.9             (.9)            -              3.0
Equity in income of subsidiaries                    160.8            -               -             (160.8)           -
                                          ---------------  --------------- --------------   -------------  -------------
Net income                                $         124.4  $        130.6  $         30.2   $      (160.8) $       124.4
                                          ===============  =============== ==============   =============  =============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
Net sales                                 $       1,335.6  $        464.5  $      1,013.0   $    (1,139.4) $     1,673.7
Costs and expenses:
     Operating costs and expenses                 1,318.1           406.9           980.6        (1,139.4)       1,566.2
     Other non-recurring operating items             16.0            -               -                -             16.0
                                          ---------------  --------------- --------------   -------------  -------------

Operating income                                      1.5            57.6            32.4             -             91.5
Interest expense                                    (80.8)           -               (2.8)            -            (83.6)
Other income (expense), net                         (50.5)           41.7             7.4             -             (1.4)
Benefit (provision) for income taxes                 49.5           (37.9)          (14.1)            -             (2.5)
Minority interests                                   -                3.9            (1.4)            -              2.5
Equity in income of subsidiaries                     86.8            -               -              (86.8)           -
                                          ---------------  --------------- --------------   -------------  -------------
Net income                                $           6.5  $         65.3  $         21.5   $       (86.8) $         6.5
                                          ===============  =============== ==============   =============  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
Net cash provided (used) by:
     Operating activities                 $         379.3  $       (122.1) $        (11.5)  $         -    $       245.7
     Investing activities                          (120.7)          146.6            (5.8)            -             20.1
     Financing activities                           (55.0)           -              (22.1)            -            (77.1)
Intercompany activity                               (14.7)          (24.5)           39.2             -              -
                                          ---------------  --------------- --------------   -------------  -------------

Net increase in cash and cash
     equivalents during the period                  188.9            -                (.2)            -            188.7
Cash and cash equivalents at
     beginning of period                             22.4            -                1.0             -             23.4
                                          ---------------  --------------- --------------   -------------  -------------
Cash and cash equivalents at
     end of period                        $         211.3  $         -     $           .8   $         -    $       212.1
                                          ===============  =============== ==============   =============  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------  --------------- --------------   -------------  -------------
Net cash provided (used) by:
     Operating activities                 $          63.5  $        (11.9) $          2.5   $         -    $        54.1
     Investing activities                            (6.2)            2.7            (9.3)            -            (12.8)
     Financing activities                           (13.3)           -               (2.7)            -            (16.0)
Intercompany activity                               (18.7)            9.2             9.5             -              -
                                          ---------------  --------------- --------------   -------------  -------------
Net increase in cash and
     cash equivalents during the period              25.3            -               -                -             25.3
Cash and cash equivalents at
     beginning of period                             18.4            -                2.8             -             21.2
                                          ---------------  --------------- --------------   -------------  -------------
Cash and cash equivalents at
     end of period                        $          43.7  $         -     $          2.8   $         -    $        46.5
                                          ===============  =============== ==============   =============  =============

Notes to Condensed Consolidating Financial Information

Income Taxes - Consolidated income tax for the quarter and nine-month periods ended September 30, 2001 and 2000 has been allocated based on the income before income taxes of the Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$(5.1) and $(14.2) for the quarters ended September 30, 2001 and 2000, respectively, and $(17.4) and $(28.1) for the nine-month periods ended September
30, 2001 and 2000, respectively. Such amounts for the Subsidiary Guarantors totaled $5.2 and $16.5 for the quarters ended September 30, 2001 and 2000, respectively, and $19.4 and $32.3 for the nine-month periods ended September 30,
2001 and 2000, respectively.

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
These statements appear in a number of places in this section (see, for example,
"Recent Events and Developments," "Results of Operations," "Possible Fourth
Quarter 2001 Trends as Compared to Actual Third Quarter 2001 Results," and
"Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward- looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions.
This section and Part I, Item 1. "Business - Factors Affecting Future
Performance" in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RECENT EVENTS AND DEVELOPMENTS

Liquidity.
Near-Term Debt Maturities. The Company has significant near-term debt maturities, including $177.4 million (remaining principal amount outstanding as of October 31, 2001) of its 9 7/8% Senior Notes due February 2002 (the "9 7/8%
Senior Notes") and $400.0 of 12 3/4% Senior Subordinated Notes due February 2003
(the "12 3/4% Senior Subordinated Notes"). The Company's credit agreement, as amended (the "Credit Agreement"), will expire December 15, 2001 unless it is extended, replaced or renewed. As of October 31, 2001, the Company had approximately $190.0 million of cash and cash equivalents. See Note 5 of Notes to Interim Consolidated Financial Statements for a discussion of the Company's plans with respect to such near-term debt maturities.

Cash Flow, Other than Near-Term Debt Maturities. The Company's ability to make payments on, retire or refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, the
Company's near-term liquidity and cash flows will be negatively affected by the restart of the Gramercy facility, until it reaches its full production level and full efficiency, and net payments for asbestos-related liabilities. See
"Liquidity and Capital Resources -- Financing Activities and Liquidity" for a
discussion of these matters.

As previously announced, the Company is working with financial advisors to review its options for addressing its near- term debt maturities and its overall capital structure. The Company intends to provide additional information with respect to its plan to deal with its near-term maturities before the expiration of the Credit Agreement term. While the Company believes it will be successful in addressing its near-term debt maturities and overall capital structure, as the Company's operating and non-recurring cash flows are subject to inherent uncertainties, no assurances in this regard can be given. While the Company continues to consider potential asset transactions (beyond the September 2001 sale of an 8.3% interest in Queensland Alumina Limited ("QAL") - see Sale of
8.3% Interest in QAL below), the Company intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. The Company cannot predict if any such transactions will materialize.

Absent an improvement in the markets in which the Company operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of the
Company's performance improvement initiative), the Company's operations and working capital and other commitments (before considering near-term debt maturities), including interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations, may cause near-term cash flows to be negative. The Company expects its cash flow in mid-2002 to improve substantially over expected near-term cash flows as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from the Company's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, such changes are subject to prevailing market and economic conditions and, as such, no assurances can be given in this regard.

Possible Year-End Financial Statement Item. The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the stock market, it is likely that, barring a material improvement in the stock market during the fourth quarter of 2001, the
Company will be required to reflect a significant additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2001.
However, based on stock market performance through September 30, 2001, the
Company estimates that such amount could be in the $25.0 million to $50.0 million range. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its
2002 operating results. However, absent a decision by the Company to increase its contributions to the pension plans as a result of the recent asset performance, such asset performance is not expected to have a material impact on the Company's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years. Increases in post-2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

Sale of 8.3% Interest in QAL. In September 2001, the Company sold an approximate
8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 million
(included in Other income/(expense) in the Condensed Consolidated Statements of
Income (Loss)). As a result of the transaction, the Company now owns a 20%
interest in QAL. See Note 9 of Notes to Interim Consolidated Financial
Statements for additional discussion of the September 2001 sale.

Incident at Gramercy Facility. Initial production at the Company's Gramercy,
Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. Construction of the facility was substantially completed during the third quarter of 2001. The plant operated at approximately
78% of its newly-rated estimated capacity of 1,250,000 tons during the third quarter of 2001. Subsequent to September 30, 2001, the plant has regularly operated at a rate equal to or greater than 90% of its newly-rated capacity.
Based on current estimates, the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

See Note 2 of Notes to Interim Consolidated Financial Statements for additional discussion of the incident at the Gramercy facility and the financial statement impact of Gramercy-related insurance recoveries.

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

Pacific Northwest Power Sales and Operating Level. During the first nine months of 2001, the Company kept its Northwest smelters curtailed and sold the remaining power available that it had under contract through September 2001. The
Company has the right to purchase power under a contract with the Bonneville
Power Administration ("BPA") that provides sufficient power to operate the
Company's Trentwood facility as well as approximately 40% of the capacity of its
Northwest aluminum smelting operations. The rate for power for the initial period of the contract (from October 1, 2001 through March 31, 2002) will be approximately 46% higher than power costs under the prior contract. The Company cannot predict what rates will be charged in future periods. There are terms of the contract which are less favorable than the prior BPA contract, including the fact that the Company is not entitled to receive any profits from its limited remarketing rights under the contract.

Given recent primary aluminum prices and the forward price of power in the
Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelting capacity in the near future. Operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued through December 31, 2001. However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted. Such amounts could be material.

See Note 4 of Notes to Interim Consolidated Financial Statements for additional information on the power sales, the contract and additional detail regarding accrued liabilities with respect to the USWA workers.

Strategic Initiatives. The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow;
pursuing divestitures of its non-core businesses; and strengthening its financial position by divesting of part or all of its interests in certain operating assets.

In May 2001, the Company announced that it had launched a performance improvement initiative (the "program") designed to increase operating cash flow, generate cash from inventory reduction and improve the Company's financial flexibility. The program aims to generate a sustainable annual operating EBITDA
(operating income plus depreciation) run rate of approximately $225.0 million to
$235.0 million by the first quarter of 2003 assuming similar market conditions to those experienced at the time the program was initiated. This represents a substantial improvement compared to the Company's adjusted first quarter 2001 annualized operating EBITDA run rate of approximately $135.0 million.

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

   -  Increased production at the Alpart alumina refinery through improved efficiency and de-bottlenecking. Alpart's production is expected to reach an annualized run rate of more than 1.7 million tons by the end of 2002 or early 2003, up from the facility's current annual rated capacity of 1.45 million tons. As a result, the Company's share of Alpart's annual production would increase by more than 160,000 tons. This would substantially offset the impact of the September 2001 sale of an 8.3%
      interest in QAL on alumina available to the Company for internal use or third party sales;

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

In connection with the program, the Company recorded charges of $27.0 million
(see Note 10 of Notes to Interim Consolidated Financial Statements). Additional
cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

See Management's Discussion and Analysis of Financial Condition and Results of
Operations - Overview, Strategic Initiatives in the Company's Annual Report on
Form 10-K for the year ended December 31, 2000, for additional information regarding strategic initiatives.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine-month periods ended September 30, 2001 and 2000. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 15 of
Notes to Consolidated Financial Statements in the Company's Form 10-K for the
year ended December 31, 2000, for further information regarding segments.

Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Flat- rolled products and Engineered products segments are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                     Quarter Ended            Nine Months Ended
                                                                     September 30,              September 30,
                                                               -------------------------  -------------------------
                                                                       2001         2000           2001        2000
                                                               ----------------------------------------------------
Shipments: (000 tons)
     Alumina (1)
       Third Party                                                   680.2        484.0        2,009.1     1,460.4
       Intersegment                                                   51.2        149.8          286.0       584.1
                                                               ------------  -----------  ------------- -----------
           Total Alumina                                             731.4        633.8        2,295.1     2,044.5
                                                               ------------  -----------  ------------- -----------
     Primary Aluminum(2)
       Third Party                                                    59.7         96.3          186.4       261.8
       Intersegment                                                     .3         34.0            2.3       119.4
                                                               ------------  -----------  ------------- -----------
           Total Primary Aluminum                                     60.0        130.3          188.7       381.2
                                                               ------------  -----------  ------------- -----------
     Flat-Rolled Products                                             17.0         34.9           59.8       125.7
                                                               ------------  -----------  ------------- -----------
     Engineered Products                                              28.0         40.3           92.2       131.9
                                                               ------------  -----------  ------------- -----------
Average Realized Third Party Sales Price:
     Alumina (per ton)                                         $       183   $      207   $        189  $      211
     Primary Aluminum (per pound)                              $       .63   $      .74   $        .69  $      .75
Net Sales:
     Bauxite and Alumina (1)
       Third Party (includes net sales of bauxite)             $     132.0   $    108.3   $      402.3  $    338.1
       Intersegment                                                    9.1         29.0           55.0       115.3
                                                               ------------  -----------  ------------- -----------
           Total Bauxite and Alumina                                 141.1        137.3          457.3       453.4
                                                               ------------  -----------  ------------- -----------
     Primary Aluminum(2)
       Third Party                                                    83.0        156.7          282.1       430.0
       Intersegment                                                     .5         56.5            3.8       196.1
                                                               ------------  -----------  ------------- -----------
           Total Primary Aluminum                                     83.5        213.2          285.9       626.1
                                                               ------------  -----------  ------------- -----------
     Flat-Rolled Products                                             75.5        118.5          248.3       401.8
     Engineered Products                                             101.4        137.8          337.9       450.2
     Commodities Marketing                                             9.5         (3.2)           5.9       (23.4)
     Minority Interests                                               28.9         27.1           80.9        77.0
     Eliminations                                                     (9.6)       (85.5)        (58.8)      (311.4)
                                                               ------------  -----------  ------------- -----------
           Total Net Sales                                     $     430.3   $    545.2   $    1,357.4  $  1,673.7
                                                               ============  ===========  ============= ===========

Operating Income (Loss):
     Bauxite and Alumina (3)                                   $        .4   $      9.3   $      (12.4) $     53.0
     Primary Aluminum                                                  (.3)        25.9            8.1        90.6
     Flat-Rolled Products                                               .2          5.6            6.5        15.9
     Engineered Products                                                -           7.3            5.1        33.2
     Commodities Marketing                                             3.2         (7.6)          (5.8)      (42.0)
     Eliminations                                                      (.4)         4.1            5.1         1.2
     Corporate and Other                                             (17.7)       (14.1)         (53.5)      (44.4)
     Labor Settlement Charge(4)                                         -         (38.5)           -         (38.5)
     Other Non-Recurring Operating Items (Note 10)                   (21.3)        10.9          198.9        22.5
                                                               ------------  -----------  ------------- -----------
           Total Operating Income (Loss)                       $     (35.9)  $      2.9   $      152.0  $     91.5
                                                               ============  ===========  ============= ===========
Net Income (Loss)                                              $      68.6   $    (16.7)  $      124.4  $      6.5
                                                               ============  ===========  ============= ===========
Capital Expenditures                                           $      33.3   $    110.7   $      120.1  $    196.5
                                                               ============  ===========  ============= ===========

(1)  Net sales for the quarter and nine-month periods ended September 30, 2001, included approximately 25,000 tons and 91,100 tons, respectively, of alumina purchased from third parties. Net sales for the quarter and nine-month periods ended September 30, 2000, included approximately 50,000 tons and 249,000 tons, respectively, of alumina purchased from third parties.
(2)  Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the quarter and nine-month periods ended September 30, 2001, the Primary aluminum business unit purchased approximately 2,300 tons and 27,300 tons, respectively, of primary aluminum from third parties to meet existing third party requirements.
(3)  During the quarter and nine-month periods ended September 30, 2001, approximately $13.9 and $54.9, respectively, of abnormal Gramercy start-up costs were incurred. Operating income (loss) for the quarter and nine-month periods ended September 30, 2001, also included additional accrued business interruption recoveries related to the Gramercy facility of $21.4 and
     $36.6, respectively, based on a July 2001 agreement with the Company's insurers. Depreciation was suspended for the Gramercy facility during the first nine months of 2000 as a result of the July 1999 incident.
     Depreciation expense for the Gramercy facility for the first six months of
     1999 was $6.0. See Note 2 of Notes to Interim Consolidated Financial
     Statements for additional information.
(4)  The allocation of the 2000 labor settlement charge to the Company's business units was as follows: Bauxite and alumina - $2.1, Primary aluminum
     - $15.9, Flat-rolled products - $18.2 and Engineered products - $2.3.

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

During the nine months ended September 30, 2000, the Average Midwest United
States transaction price ("AMT price") per pound of primary aluminum was $.76 per pound. During the nine months ended September 30, 2001, the average AMT price was $.71 per pound. The average AMT price for primary aluminum for the week ended October 26, 2001 was $.62 per pound.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO QUARTER AND NINE
MONTHS ENDED SEPTEMBER 30, 2000

SUMMARY
The Company reported net income of $68.6 million for the third quarter of 2001, compared to a net loss of $16.7 million for the same period of 2000. For the nine months ended September 30, 2001, the Company reported net income of $124.4 million compared to net income of $6.5 million for the nine-month period ended
September 30, 2000. However, results for the quarter and nine-month periods ended September 30, 2001 and 2000 included material special items as summarized below (in millions of dollars):

                                                        Material Special Gains (Losses), Net of Income Tax Effect
                                                      ------------------------------------------------------------
                                                               Quarter Ended                Nine Months Ended
                                                               September 30,                  September 30,
                                                      ------------------------------  ----------------------------
                                                                     2001       2000            2001          2000
                                                      -------------------  ---------  --------------   -----------
Gain on sale of QAL interest (pre-tax $163.6 in 2001) $             95.8   $      -   $        95.8    $       -
Non-recurring operating (charges) income, net (pre-tax
     $(21.3) and $198.9 in 2001; $10.9 and $22.5 in                (13.0)       6.7           121.3          13.7
     2000)
Other (expense) income-special items, net (pre-tax
     $18.6 and $(27.1) in 2001; $(3.1) and $5.6 in
     2000)                                                          11.4       (1.9)          (16.5)          3.4
Abnormal Gramercy start-up costs (pre-tax $13.9 and                                                            -
     $54.9 in 2001)                                                 (8.5)         -           (33.5)
Additional Gramercy business interruption recoveries
     (pre-tax $21.4 and $36.6 in 2001)                              13.1          -            22.3
Excess overhead and other fixed costs associated with
     curtailed Northwest smelting operations (pre-tax
     $4.5 and $15.0 in 2001)                                        (2.8)         -            (9.1)           -
LIFO inventory adjustment (pre-tax $5.0 in 2001)                    (3.1)         -            (3.1)           -
Labor settlement charge (pre-tax $38.5 in 2000)                   -           (23.5)            -           (23.5)
                                                      -------------------  ---------  --------------   -----------
                                                      $             92.9   $  (18.7)  $       177.2    $     (6.4)
                                                      ===================  =========  ==============   ===========

Net sales in the third quarter of 2001 totaled $430.3 million compared to $545.2 million in the third quarter of 2000. Net sales for the nine-month period ended
September 30, 2001, totaled $1,357.4 million compared to $1,673.7 million for the nine-month period ended September 30, 2000.

Bauxite and Alumina. Third party net sales of alumina increased 22% for the quarter ended September 30, 2001, as compared to the same period in 2000. A 41%
increase in third party shipments was partially offset by a 12% decrease in third party average realized prices. The increase in quarter-over-quarter shipments resulted primarily from (1) higher third party sales due to the curtailment of the Company's Washington smelters, (2) the restart of production at the Gramercy refinery in December 2000 and (3) the timing of shipments. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked.

Intersegment net sales of alumina for the quarter ended September 30, 2001 decreased 69% as compared to the same period in 2000 as the result of a 66%
decrease in intersegment shipments and an 8% decrease in intersegment average realized prices. The decrease in shipments was primarily due to the potline curtailments at the Company's Washington smelters. The decrease in the intersegment average realized prices is the result of a decrease in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

Net sales for the quarters ended September 30, 2001 and 2000 included approximately 25,000 tons and 50,000 tons, respectively, of alumina purchased from third parties to satisfy third party sales and transfers to the Company's
Primary aluminum business unit.

For the nine-month period ended September 30, 2001, third party net sales of alumina were 19% higher than the comparable period in 2000 as a 38% increase in third party shipments was partially offset by a 10% decrease in third party average realized prices. The increase in third party shipments and decrease in average realized prices during the first nine months of 2001 as compared to 2000 was attributable to the same volume and price factors discussed above.

Intersegment net sales for the nine-month period ended September 30, 2001, decreased 52% as compared to the same period in 2000. The decrease was due to a
51% decrease in the intersegment shipments and a 3% decrease in intersegment average realized prices. The decreases in intersegment shipments and intersegment average realized prices were attributable to the same volume and price factors discussed above.

Net sales for the nine-month periods ended September 30, 2001 and 2000 included approximately 91,100 tons and 249,000 tons, respectively, of alumina purchased from third-parties to satisfy third party sales and transfers to the Primary aluminum business unit.

Segment operating results (excluding non-recurring items) for the quarter and nine-month periods ended September 30, 2001, were down from the comparable periods in 2000. Increased net shipments only partially offset the decrease in the average realized sales prices. Additionally, operating income for 2001 was adversely affected by abnormal Gramercy related start-up costs during the quarter and nine-month periods ended September 30, 2001 of approximately $13.9 million and $54.9 million, respectively, less than satisfactory bauxite mining cost performance at KJBC and a LIFO inventory charge of $2.0 million. These charges were offset in part in the quarter and nine-month periods by $21.4 million and $36.6 million, respectively, of additional insurance benefits related to the Gramercy incident.

Segment operating income for the quarter and nine-month periods ended September
30, 2001, discussed above, exclude non-recurring costs of $7.9 million and $9.9 million, respectively, incurred in connection with the Company's performance improvement program. Segment operating income for both the quarter and nine-month periods ended September 30, 2000, exclude labor settlement charges of
$2.1 million and incremental maintenance spending of $11.5 million.

Primary Aluminum. Third party net sales of primary aluminum decreased 47% for the third quarter of 2001 as compared to the same period in 2000 as a result of a 38% decrease in third party shipments and a 15% decrease in average realized prices. The decrease in shipments was primarily due to the curtailment of the
Washington smelters during the last half of 2000. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

Intersegment net sales of primary aluminum for the quarter ended September 30,
2001 decreased significantly compared to the same period in 2000 primarily as a result of a substantial decrease in intersegment shipments. This change resulted primarily from a change in the Company's methodology for handling aluminum supply logistics for the Flat-rolled products business unit as a result of the continuing curtailment of the Company's Northwest smelters. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

For the nine-month period ended September 30, 2001, third party sales of primary aluminum decreased approximately 34% from the comparable period in 2000, reflecting a 29% decrease in third party shipments and an 8% decrease in third-
party average realized prices. The decreases in year-to-date 2001 shipments and prices compared to 2000 were attributable to the same factors described above.
Intersegment net sales for the first nine months of 2001 decreased significantly compared to the same period in 2000. This decrease was attributable to the same factors described above.

Segment operating income (excluding non-recurring items) for the quarter and nine-month periods ended September 30, 2001, decreased significantly versus the comparable periods in 2000. The primary reasons for the decreases were the decreases in the average realized prices and shipments discussed above as well as overhead and other fixed costs associated with the curtailed Northwest smelting operations, which totaled approximately $9.0 million and $30.0 million during the quarter and nine-month periods ended September 30, 2001. The Company believes that approximately half of such costs incurred are "excess" to the run rate that can be achieved during a prolonged curtailment period. Management is in the process of determining the appropriate actions to minimize the excess outflows associated with the curtailed operations. Year-to-date 2001 results were also unfavorably impacted by higher energy costs at the 49%-owned Anglesey
Aluminium Limited ("Anglesey") aluminum smelter, resulting from a new power contract entered into by Anglesey at the end of the first quarter of 2000.

Segment operating income for the quarter and the nine-month periods ended
September 30, 2001, discussed above, exclude non-recurring net power sale gains of $6.5 million and $229.2 million, respectively. These gains were offset in both periods by costs of $5.4 million incurred in connection with the Company's performance improvement program and contractual labor costs related to the
Northwest smelter curtailment of $3.3 million. Segment operating income for the quarter and nine-month periods ended September 30, 2000, exclude net power sale gains of $40.5 million and $56.3 million, respectively. These gains were offset in both periods by labor settlement charges of $15.9 million and costs related to staff reduction initiatives of $3.1 million.

Flat-Rolled Products. Net sales of flat-rolled products decreased approximately
36% during the third quarter 2001 as compared to 2000 as a 51% decrease in shipments was only partially offset by a 31% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock, as a part of the planned exit from this product line. Current period shipments were also adversely affected by reduced general engineering heat-treat products and reduced can lid and tab stock shipments, due to weak market demand.
These decreases were modestly offset by firm aerospace demand. The increase in average realized prices primarily reflects the change in product mix from the can body stock to heat-treat products, particularly aerospace heat-treat (which have a higher price and operating margin as compared to other products).

For the nine-month period ended September 30, 2001, net sales of flat-rolled products decreased by approximately 38% as compared to the same period in 2000 as a 52% decrease in shipments was offset by a 30% increase in average realized prices. The decline in year-to-date 2001 shipments and increase in average realized prices were primarily attributable to the same factors described above.

Segment operating income (excluding non-recurring items) for the quarter and nine-month periods ended September 30, 2001, was down from the comparable periods in 2000. The primary reasons for the decreases were the decreases in shipments offset in part by the increases in prices described above. Operating results were also adversely impacted by increased operating costs, mainly due to product mix, a LIFO inventory charge of $2.0 million and higher metal sourcing costs.

Segment operating income for both the quarter and nine-month periods ended
September 30, 2001, discussed above, exclude non-recurring costs of $10.7 million incurred in connection with the Company's performance improvement program. Segment operating income for both the quarter and nine-month periods ended September 30, 2000, exclude labor settlement charges of $18.2 million and an impairment charge associated with product line exit of $9.0 million.

Engineered Products. Net sales of engineered products decreased by approximately
26% during the third quarter 2001 as compared to 2000, as a 30% decrease in product shipments was offset by a 6% increase in average realized prices. The decrease in product shipments was the result of reduced transportation and electrical product shipments due to weak market demand. The increase in average realized prices reflects a shift in product mix to higher value-added products.

For the nine-month period ended September 30, 2001, net sales of engineered products decreased by approximately 25% as a 30% decrease in product shipments was offset by a 7% increase in average realized prices. The decrease in shipments and increase in sales prices is attributable to the same factors listed above.

Segment operating income (excluding non-recurring items) for the quarter and nine-month periods ended September 30, 2001, decreased as compared to the comparable periods in 2000 primarily due to the price and volume factors described above. The segment's operating results were also adversely impacted by a LIFO inventory charge of $1.0 million and because cost reductions lagged volume decline.

Segment operating income for the quarter ended September 30, 2000, discussed above, excludes non-recurring labor settlement charges of $2.3 million and an impairment charge associated with product line exit of $4.0 million. In addition to these items, segment operating income for the nine-month period ended
September 30, 2000 excluded a $.7 million severance-related charge (reflected in the second quarter of 2000) with respect to the same product line exit.

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

Segment operating income for the quarter and nine-month periods ended September
30, 2001 increased compared to the comparable periods in 2000. This is primarily the result of 2001 hedging positions having higher minimum prices than the positions in 2000, combined with the fact that 2000 market prices were higher than those experienced in 2001.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses in the quarter and nine-month periods ended September 30,
2001, as compared to the comparable periods in 2000 was primarily due to higher medical and pension cost accruals for active and retired employees.

Corporate operating results for the quarter and nine-month periods ended
September 30, 2001, discussed above, exclude costs of $.5 million and $1.0 million, respectively, incurred in connection with the Company's performance improvement program. Corporate operating results for the quarter and nine-month periods ended September 30, 2000, exclude costs related to staff reduction and efficiency initiatives of $2.0 million and $5.5 million, respectively.

POSSIBLE FOURTH QUARTER 2001 TRENDS AS COMPARED TO ACTUAL THIRD QUARTER
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

Bauxite and Alumina. Total shipment volumes are expected to be flat. Increased
Gramercy volumes, factored into the business unit's routine quarterly fluctuations in the timing of cargo vessel departures, will largely offset the impact of the QAL transaction. Third-party price realizations are contractually linked to LME aluminum prices generally on a one- to-three month lag. As a result, recent weakness in LME prices would tend to dampen alumina price realizations in the fourth quarter, although the Company's hedging program will offset a substantial portion of the impact. Costs are expected to be favorable as Gramercy's operating rate approaches 100%.

Primary Aluminum. Shipment volumes are likely to be flat, reflecting stable operating rates. Price realizations are reflective of commodity pricing as determined by LME and Midwest markets. The Company's hedging program will offset a substantial portion of the recent weakness in market prices. Costs are expected to be favorable as a result of a reduction in excess overhead in the
Pacific Northwest.

Flat-Rolled Products. Shipment volumes may be down due to indications of slowing aerospace orders combined with seasonality and continued weakness in general engineering and lid and tab stock. Average price realizations may be flat/down as a result of possible lower aerospace shipments. Costs are likely to be favorable due to reductions in overhead costs.

Engineered Products. Shipment volumes are likely to be down, reflecting continued weakness in all markets, combined with seasonality. Average price realizations are likely to be flat due to a relatively stable product mix. Costs are expected to be favorable as the unit flexes costs to match lower operating levels.

Corporate. Corporate expenses are likely to be flat/favorable as the Company proceeds with implementation of corporate efficiency initiatives.

LIQUIDITY AND CAPITAL RESOURCES

See Note 8 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2000, for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

Operating Activities. At September 30, 2001, the Company had cash and cash equivalents of $212.1 million as compared to $23.4 million of cash and cash equivalents at December 31, 2000. At September 30, 2001, excluding the cash and cash equivalents and the $206.2 million of maturities with respect to the 9 7/8%
Senior Notes, the Company had working capital of $130.7 million, compared with working capital of $153.5 million at December 31, 2000. In addition to normal operating changes, the decrease in working capital primarily resulted from:

-    a decrease in other receivables primarily due to receipt of previously accrued power sales (see Note 4 of Notes to Interim Consolidated Financial
     Statements) and the collection of Gramercy-related insurance recoveries
     (see Note 2 of Notes to Interim Consolidated Financial Statements).

-    a decrease in the current portion of long-term debt due to the Company's repayment of $30.4 million of outstanding borrowings under its Credit
     Agreement.

-    a decrease in accrued salaries, wages and related expenses resulting primarily from the payment of previously accrued employee-related compensation applicable to job reductions as a part of the September 2000 labor settlement or associated with workers at the curtailed Northwest smelters, offset by employee benefits and other costs accrued in the third quarter of 2001 in connection with the Company's performance improvement program.

Investing Activities. Capital expenditures during the nine months ended
September 30, 2001, were $120.1 million, including $70.6 million for the rebuilding of the Gramercy facility. The remainder of the year-to-date 2001 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's other facilities. Total consolidated capital expenditures, excluding capital expenditures related to the Gramercy facility, are expected to be between $80.0 and $95.0 million per annum in each of 2001 and
2002 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures).

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

Financing Activities and Liquidity: Short-Term. The Company uses its Credit
Agreement to provide short-term liquidity requirements and for letters of credit to support operations. During the third quarter of 2001, there were no borrowings under the Credit Agreement. During the first six months of 2001, month-end borrowing amounts outstanding under the Credit Agreement were as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the Credit Agreement during the first six months of 2001 was approximately
$23.8 million. Outstanding letters of credit at September 30, 2001, were approximately $29.6 million. The Credit Agreement significantly restricts the
Company's ability to pay any dividends on its common stock.

In October 2001, the expiration date of the Credit Agreement was extended from
November 2, 2001 to December 15, 2001. The extension provides the Company with additional flexibility while it continues its ongoing work on a longer-term solution for near-term debt maturities. The Company intends to extend, replace or renew the Credit Agreement prior to its expiration. However, in order for the
Credit Agreement to be extended, on a short-term basis, beyond December 2001, the Company will have to have a demonstrable way to retire the maturity of the remaining amount of 9 7/8% Senior Notes ($177.4 million principal amount as of
October 31, 2001). For the Credit Agreement to be extended past February 2003, both the 9 7/8% Senior Notes and the $400.0 million of 12 3/4% Senior
Subordinated Notes, due February 2003, will have to be retired and/or refinanced.

The Company currently expects limited, if any, borrowings for the balance of the
Credit Agreement term, except it is possible that the Company may use a portion of the availability under the Credit Agreement (or any extension, replacement or renewal thereof) together with other cash resources to retire the 9 7/8% Senior
Notes. As of October 31, 2001, the Company had purchased $47.6 million of the 9
7/8% Senior Notes at a modest gain. As of October 31, 2001, the Company had approval from the Credit Agreement lenders to spend up to an aggregate of $100.0 million to purchase the 9 7/8% Senior Notes.

As previously announced, the Company is working with financial advisors to review its options for addressing its near- term debt maturities and its overall capital structure. The Company expects to provide additional information with respect to its plan to deal with its near-term maturities before the expiration of the Credit Agreement term. While the Company continues to consider potential asset transactions (beyond the September 2001 sale of an 8.3% interest in QAL), the Company intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. The Company cannot predict if any such transactions will materialize.

In addition to being impacted by normal operating items, the Company's near-term liquidity and cash flow will be affected by the restart of the Gramercy facility and the amount of net payments for asbestos-related liabilities.

The Company will continue to incur abnormal start-up costs until full production volume and efficiency is restored. The Company expects the Gramercy facility to reach its full production rate and full efficiency by the end of 2001 or early
2002.

During the nine months ended September 30, 2001, the Company paid $86.9 million of asbestos-related settlement and defense costs and received insurance reimbursement of $77.3 million for asbestos-related matters. The Company's 2001 and 2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $125.0 million and $150.0 million per year.
The Company believes that it will continue to recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged the Company's payments. Delays in receiving future insurance repayments would have an adverse impact on the Company's liquidity. During 2000, the Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During
October 2001, the court ruled favorably on a number of issues. The rulings did not result in any change to the Company's estimates of its current and future asbestos-related insurance recoveries. Additional issues may be heard by the court from time to time. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at September
30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to the Company's liquidity.

Absent an improvement in the markets in which the Company operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of the
Company's performance improvement initiative), the Company's operations and working capital and other commitments (before considering near-term debt maturities), including interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations, may cause near-term cash flows to be negative. The Company expects its cash flow in mid-2002 to improve substantially over expected near-term cash flows as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from the Company's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, such changes are subject to prevailing market and economic conditions and, as such, no assurances can be given in this regard.

Management believes that the Company's existing cash resources, together with cash flows from operations, as well as borrowings under the Credit Agreement
(which the Company intends to extend, replace or renew as discussed above), will be sufficient to satisfy its working capital, debt maturities and capital expenditure requirements for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet the
Company's short-term liquidity requirements or that additional sources of cash will not be required.

Long-Term. As of September 30, 2001, the Company's total consolidated indebtedness was $905.1 million. The Company's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the
Company's control. With respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital, financing and capital expenditure requirements. However, no assurance can be given that the Company will be able to refinance its debt on acceptable terms.

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

The hypothetical amounts and impacts discussed below are versus what the
Company's results would have been without the derivative or fixed price customer contracts. It should be noted however, that, since the hedging positions and fixed price customer contracts lock-in a specific price, a range of prices or specific rates, increases or decreases in earnings attributable to the Company's hedging positions, fixed price customer contracts or hedging instruments would be significantly offset by a corresponding decrease or increase in the proceeds to be realized on the underlying physical transactions or in the value of the hedged commitments.

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

Based on the average September 2001 London Metal Exchange ("LME") cash price for primary aluminum of approximately $.61 per pound, the Company estimates that it would realize approximately $61.0 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during the remainder of
2001 and the period 2002 through 2003. The Company estimates that a hypothetical
$.10 increase from the above stated September 2001 price would result in a net aggregate pre-tax reduction in operating income of approximately $38.0 million being realized during the remainder of 2001 and the period 2002 through 2003 from the Company's hedging positions and fixed price customer contracts.
Conversely, the Company estimates that a hypothetical $.10 decrease from the above stated September 2001 price level would result in an aggregate pre-tax increase in operating income of approximately $192.0 million being realized during the remainder of 2001 and the period 2002 through 2003 from the Company's hedging positions and fixed price customer contracts.

As stated in Note 8 of Notes to Interim Consolidated Financial Statements, the
Company has certain hedging positions which do not qualify for treatment as a
"hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions.
The Company estimates that a hypothetical $.10 change in spot market prices from the September 30, 2001, LME cash price of $.60 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $5.0 - $20.0 million during any period through 2003.

In addition to having an impact on the Company's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact the Company's cash flows and liquidity through changes in possible margin advance requirements. At September 30, 2001, the Company had received margin advances of
$42.7 million. Increases in primary aluminum prices subsequent to September 30,
2001, could result in the Company having to refund and, depending on the amount of the increase, make margin advances and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the September 30, 2001 price) by December 31, 2001 and the forward curve were as described above, it is estimated that the Company could be required to pay in the range of $40.0 to
$60.0 million in respect of both refunds of margin advances from brokers and to make margin advances to the brokers. Management considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

Foreign Currency. The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with its 20.0%-owned affiliate, Queensland
Alumina Limited. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.0 - $2.0 million (decrease) increase in the Company's annual pre-tax operating income.

Based on the September 30, 2001 US$ to A$ exchange rate of $.49, the Company's foreign currency hedges would result in a net aggregate pre-tax reduction of operating income of approximately $9.7 million for the remainder of 2001 and for the period 2002 through 2005. The Company estimates that a hypothetical 10%
decrease in the A$ exchange rate would result in the Company recognizing a net aggregate pre-tax reduction of operating income of approximately $10.4 million for the remainder of 2001 and for the period 2002 through 2005 from the
Company's foreign currency hedging positions. Conversely, the Company estimates that a hypothetical 10% increase in the A$ exchange rate (from $.49) would result in the Company realizing a net pre-tax aggregate reduction of operating income of approximately $8.7 million during the remainder of 2001 and for the period 2002 through 2005.

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

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. Based on an average September 2001 price (per mcf) of approximately
$2.53, the Company expects to realize a pre-tax reduction of operating income of approximately $5.0 million for the period from October 2001 through March 2002 associated with these hedging positions. The Company estimates that a hypothetical $1.00 decrease from an average September 2001 price would result in the Company recognizing a net aggregate pre-tax reduction of operating income of
$8.0 million. Conversely, the Company estimates that a hypothetical $1.00 increase from the average September 2001 price would result in the Company realizing a net pre-tax aggregate reduction of operating income of approximately
$2.0 million during the same period.

Based on the average September 2001 fuel oil price (per barrel) of approximately
$19.79, the Company estimates the hedges would result in a net aggregate pre-tax increase to its operating income of approximately $1.3 million in the fourth quarter of 2001.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form
10-K for the year ended December 31, 2000 for information concerning material legal proceedings with respect to the Company and Part II, Item 3. "LEGAL
PROCEEDINGS" in the Company's Form 10-Q for the quarterly period ended March 31,
2001, for information related to certain legal proceedings with respect to the
Company's Mead, Washington aluminum smelter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

             *10.1   Twenty-Second Amendment to Credit Agreement, dated as of
                     October 16, 2001, amending the Credit Agreement, dated as
                     of February 15, 1994, as amended, among Kaiser Aluminum
                     & Chemical Corporation, Kaiser Aluminum Corporation,
                     the financial institutions party thereto, and Bank of
                     America, N.A. (successor to BankAmerica Business Credit,
                     Inc.), as Agent.

             *10.2   Twenty-Third Amendment to Credit Agreement, dated as of
                     October 24, 2001, amending the Credit Agreement, dated as
                     of February 15, 1994, as amended, among Kaiser Aluminum
                     & Chemical Corporation, Kaiser Aluminum Corporation,
                     the financial institutions party thereto, and Bank of
                     America, N.A. (successor to BankAmerica Business Credit,
                     Inc.), as Agent.

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended
September 30, 2001.

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

                                     KAISER ALUMINUM & CHEMICAL CORPORATION

                                                  /s/   John T. La Duc
                                     By: _______________________________________
                                                     John T. La Duc
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                     KAISER ALUMINUM & CHEMICAL CORPORATION

                                                 /s/   Daniel D. Maddox
                                     By: _______________________________________
                                                    Daniel D. Maddox
                                              Vice President and Controller
                                             (Principal Accounting Officer)

Dated:   November 14, 2001