Form 10-K
period 2001-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2002-04-12
CIK 54291

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 For the fiscal year ended December 31, 2001 Commission file number 1-3605

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /  /

As of March 15, 2002, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant.

                       Documents Incorporated By Reference
                                      None

--------------------------------------------------------------------------------

                                      NOTE

Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the
Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 96 - 104 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page.
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
Affecting Future Performance," Item 3. "Legal Proceedings," and Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. Certain sections of this Report identify other factors that could cause differences between such forward-looking statements and actual results (see Item 1. "Business - Factors
Affecting Future Performance"). No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

GENERAL

Kaiser Aluminum & Chemical Corporation (the "Company"), a Delaware
corporation organized in 1940, is a direct subsidiary of Kaiser Aluminum
Corporation ("Kaiser") and an indirect subsidiary of MAXXAM Inc. ("MAXXAM").
Kaiser owns all of the Company's Common Stock, and MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of Kaiser's Common Stock, with the remaining approximately 38% publicly held. The Company operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.

REORGANIZATION PROCEEDINGS

On February 12, 2002, the Company and 13 of its wholly owned subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the
District of Delaware (the "Court") for reorganization under Chapter 11 of the
United States Bankruptcy Code (the "Code"). On March 15, 2002, two additional wholly owned subsidiaries of the Company filed petitions. The Company and its 15 subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing
Date" shall mean, with respect to any particular Debtor, the date on which such
Debtor filed its Case. The wholly owned subsidiaries of the Company included in the Cases are: Kaiser Bellwood Corporation, Kaiser Aluminium International,
Inc., Kaiser Aluminum Technical Services, Inc., Kaiser Alumina Australia
Corporation (and its wholly owned subsidiary, Kaiser Finance Corporation) and ten other entities with limited balances or activities. Also, on February 12,
2002, Kaiser filed a petition for reorganization. None of the Company's non-U.S.
affiliates were included in the Cases. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

The necessity for filing the Cases was attributable to the liquidity and cash flow problems of the Company arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11. In addition, the Company had become increasingly burdened by the asbestos litigation and growing legacy obligations for retiree medical and pension costs.
The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

The outstanding principal of, and accrued interest on, all long-term debt of the
Debtors became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing
Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while the Company continues to manage the businesses. The Court, however, upon motion by the Debtors, has permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations, and to fund, on an interim basis pending a final determination on the issue by the Court, its joint ventures in the ordinary course of business. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

Generally, pre-Filing Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, may accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

The following table sets forth certain 2001 financial information for the
Debtors and non-Debtors.

                                                                                        Consolidation/
                                                                                          Elimination
                                                        Debtors         Non-Debtors         Entries      Consolidated
                                                   ----------------  ----------------   --------------  --------------

Net sales                                          $       1,252.8   $         592.7    $      (112.8)  $     1,732.7
Operating income                                              66.3              11.3            (12.4)           65.2
Net income (loss)                                           (443.7)             11.7            (25.0)         (457.0)

Current assets                                     $         614.0   $         151.6    $         -     $       765.7
Current liabilities                                          702.0             101.4              -             803.4

Total assets                                       $       2,457.0   $       1,654.7    $    (1,361.5)  $     2,750.2
Total liabilities and minority interests                   2,891.0             274.2             19.0         3,184.2
Total equity                                                (434.0)          1,380.5         (1,380.5)         (434.0)

On February 12, 2002, in order to fund cash requirements during the pendency of the Cases, the Company entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility") which provides for a secured, revolving line of credit through the earlier of February
12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. The Company is able to borrow under the DIP Facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP
Facility agreement. The DIP Facility is guaranteed by the Company and certain of its significant subsidiaries. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The Court signed a final order approving the DIP Facility on March 19, 2002.

The Company's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found in the Cases to exceed the fair value of their assets.
This could result in claims being paid at less than 100% of their face value and the equity of the Company's stockholders being diluted or cancelled. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The
Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the
Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Cases in accordance with the provisions of the
Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

As provided by the Code, the Debtors initially have the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. If the
Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

SUMMARY OF OPERATIONS

The Company sells significant amounts of alumina and primary aluminum in domestic and international markets in excess of its internal requirements. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2001, 2000 and 1999:

                                                                Sources(3)                             Uses(3)
                                                   ------------------------------------  ----------------------------------
                                                                          Third Party       Third Party      Intersegment
                                                       Production          Purchases         Shipments         Transfers
                                                   ------------------  ----------------  -----------------  ---------------
                                                                            (in thousands of tons*)
       Bauxite -
              2001                                            5,628.3       1,916.3                1,512.2          4,355.4
              2000                                            4,305.0       2,290.0                2,007.0          2,342.0
              1999                                            5,261.0       2,251.6                1,497.0          3,515.0
       Alumina -
              2001                                            2,813.9(1)      115.0                2,582.7            422.8
              2000                                            2,042.9         322.0                1,927.1            751.9
              1999                                            2,524.0         395.0                2,093.9            757.3
       Primary Aluminum -
              2001                                              214.3         214.4                  437.2(2)         -
              2000                                              411.4         206.5                  672.4(2)         -
              1999                                              426.4         260.1                  684.6(2)         -

(1)  During September 2001, the Company sold an 8.3% interest in Queensland
     Alumina Limited ("QAL"). See "Business Operations--Bauxite and Alumina
     Business Unit--QAL" below for a discussion of effects of the sale on alumina production.
(2)  Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments. See "Management's Discussion and
     Analysis of Financial Condition and Results of Operations--Selected
     Operational and Financial Information" for an allocation of shipments between primary aluminum and pounds of aluminum in fabricated aluminum products.
(3)  Sources and uses will not equal due to the impact of inventory changes and alumina and primary aluminum swaps.

---------------------------
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

BUSINESS OPERATIONS

The Company conducts its business through its five main business units (Bauxite and alumina, Primary aluminum, Commodities marketing, Flat-rolled products and
Engineered products), each of which is discussed below.

-   Bauxite and Alumina Business Unit
The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 2001:

                                                                                                Annual
                                                                                            Production              Total
                                                                                              Capacity             Annual
                                                                            Company       Available to         Production
Activity                                 Facility        Location         Ownership        the Company           Capacity
------------------                   ------------  --------------  ----------------   ----------------   ----------------
                                                                                                (tons)             (tons)

Bauxite Mining                       KJBC          Jamaica                    49.0%          4,500,000          4,500,000
                                     Alpart(1)     Jamaica                    65.0%          2,275,000          3,500,000
                                                                                      ----------------   ----------------

                                                                                             6,775,000          8,000,000
                                                                                      ================   ================

Alumina Refining                     Gramercy      Louisiana                 100.0%          1,250,000          1,250,000
                                     Alpart        Jamaica                    65.0%            942,500          1,450,000
                                     QAL           Australia                  20.0%(2)         730,000          3,650,000
                                                                                      ----------------   ----------------

                                                                                             2,922,500          6,350,000
                                                                                      ================   ================
------------
(1)   Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.
(2)   During September 2001, the Company sold an 8.3% interest in QAL. See discussion below.

The Company is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. The Company's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "-Competition" and "-Commodity
Marketing" in this Report. During 2001, the Company sold alumina to approximately 12 customers, the largest and top five of which accounted for approximately 21% and 64%, respectively, of the business unit's third-party net sales. All of the Company's third-party sales of bauxite in 2001 were made to one customer, which sales represent approximately 6% of the business unit's third-party net sales. The Company's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

KJBC. The Government of Jamaica has granted the Company a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of the Company's Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. Kaiser Jamaica Bauxite Company
("KJBC") mines bauxite from the land which is subject to the mining lease as an agent for the Company. Although the Company owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility and the remainder is sold to one third-party customer. KJBC's operations have been impacted by the Gramercy incident (see Gramercy below). The Government of
Jamaica, which owns 51% of KJBC, has agreed to grant the Company an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the Gramercy facility to produce at its rated capacity for an additional ten year period. The Company holds its interest in KJBC through Kaiser Bauxite Company ("KBC"), a wholly owned subsidiary. Neither KJBC nor KBC filed a petition for reorganization under the
Code. The Debtors currently have the authority from the Court to continue to fund KJBC's cash requirements in the ordinary course of business.

Gramercy. Alumina produced by the Gramercy refinery is primarily sold to third parties. The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under long-term contracts typically linked to London Metal Exchange prices ("LME prices") for primary aluminum. Chemical grade alumina is sold at a premium price over smelter grade alumina. Production at the Gramercy refinery was completely curtailed in July 1999 when it was extensively damaged by an explosion in the digestion area of the plant. Production at the plant remained curtailed until the middle of December 2000 at which time partial production commenced.
Construction at the facility was substantially completed in the third quarter of
2001. During 2001, the Gramercy facility incurred abnormal related start-up costs of approximately $64.9 million. These abnormal costs resulted from operating the plant in an interim and less efficient mode pending the completion of construction and reaching the plant's intended production rates and efficiency. During the first nine months of 2001, the plant operated at approximately 68% of its newly rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90%
of its newly-rated capacity. By the end of February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. While production was curtailed, the Company purchased alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply major customers' needs as well as to meet intersegment requirements.

Alpart. The Company owns a 65% interest in Alpart, and Hydro Aluminium a.s
("Hydro") owns the remaining 35% interest. The Company holds its interests in
Alpart through two wholly owned subsidiaries (Kaiser Jamaica Corporation - "KJC"
and Alpart Jamaica Inc. - "AJI") which did not file petitions for reorganization under the Code. The Debtors currently have the authority from the Court to continue to fund KJC and AJI and, thus, fund Alpart's cash requirements in the ordinary course of business. Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. The Company has management responsibility for the facility on a fee basis. The Company and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year
2024. Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, have been operating a bauxite mining operation joint venture that consolidated their bauxite mining operations in Jamaica since the first half of 2000. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves with the objective to optimize mining operations and capital costs. As part of the Company's performance improvement initiative launched in 2001 (see Note 6 of Notes to
Consolidated Financial Statements), Alpart's annual production capacity is expected to increase to 1,700,000 tons per year during 2003, which would equate to an increase in the Company's share of annual production of approximately
160,000 tons per year.

QAL. The Company owns a 20% interest in QAL, after selling an approximate 8.3%
interest in September 2001. The Company holds its interest in QAL through a wholly owned subsidiary (Kaiser Alumina Australia Corporation - "KAAC") which was one of the Company's subsidiaries that filed a petition for reorganization under the Code. The Debtors currently have the authority from the Court to fund
QAL's cash requirements in the ordinary course of business. QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including KAAC, purchase bauxite from another QAL shareholder under long-term supply contracts. KAAC has contracted with QAL to take approximately 614,000 tons per year of alumina or pay standby charges. KAAC is unconditionally obligated to pay amounts calculated to service its share
($79.4 million at December 31, 2001) of certain debt of QAL, as well as other
QAL costs and expenses, including bauxite shipping costs. KAAC's share of QAL's production for the first eight months of 2001 was approximately 668,000 tons.
Had the sale of the QAL interest been effective as of the beginning of 2001,
KAAC's share of QAL's production for 2001 would have been reduced by approximately 196,000 tons. Historically, the Company has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed. The reduction in the
Company's alumina supply associated with its sale of the QAL interest is expected to be substantially offset by the return of its Gramercy alumina refinery to full operations at a higher capacity and by the previously noted
planned increase in capacity at its Alpart alumina refinery in Jamaica.
Accordingly, the QAL transaction is not expected to have an adverse impact on the Company's ability to satisfy existing third-party customer contracts.

-   Primary Aluminum Business Unit
The following table lists the Company's primary aluminum smelting facilities as of December 31, 2001:

                                                                            Annual Rated            Total            2001
                                                                                Capacity           Annual         Average
                                                           Company         Available to             Rated       Operating
Location                                 Facility        Ownership           the Company         Capacity            Rate
----------------------------------     ----------     ------------      ----------------      -----------    ------------
                                                                                  (tons)           (tons)
United States
   Washington                          Mead                   100%               200,000          200,000           -(1)
   Washington                          Tacoma                 100%                73,000           73,000           -(1)
                                                                        ----------------      -----------
       Subtotal                                                                  273,000          273,000
                                                                        ----------------      -----------
International
   Ghana                               Valco                   90%               180,000          200,000             81%
   Wales, United Kingdom               Anglesey                49%                66,150          135,000           102%
                                                                        ----------------      -----------
       Subtotal                                                                  246,150          335,000
                                                                        ----------------      -----------
              Total                                                              519,150          608,000
                                                                        ================      ===========

--------
(1) Production was completely curtailed during 2001. For a discussion of these matters see "Availability of Affordable Electric Power" below.

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

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2001, the Company sold its primary aluminum production not utilized for internal purposes to approximately 96 customers, the largest and top five of which accounted for approximately 72% and 92%, respectively, of the business unit's third-party net sales. See "-Competition"
in this Report. Marketing and sales efforts are conducted by personnel located in Houston, Texas; and Tacoma and Spokane, Washington.

Operations in the United States. During 2001, both the Mead and Tacoma smelters were completely curtailed and are expected to remain curtailed at least through early 2003. The Mead facility uses pre-bake technology. The Tacoma facility uses
Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. The business unit maintains specialized laboratories and a miniature carbon plant in the State of Washington which concentrate on the development of cost-effective technical innovations such as equipment and process improvements.

International Operations. The Company manages, and directly owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The
Valco smelter uses pre-bake technology and processes alumina supplied by the
Company and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. The Company's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority ("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines.
During 2001 and 2000, Valco operated an average of four potlines. As of March
31, 2002, Valco was operating three potlines. See Availability of Affordable
Electric Power below.

The Company also owns a 49% interest in the Anglesey Aluminium Limited
("Anglesey") aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of
Anglesey's output to third parties.

The Company does not expect Valco's or Anglesey's operations to be adversely affected as a result of the Cases as the Debtors have received the authority from the Court to fund Valco's and Anglesey's cash requirements in the ordinary course of business.

Availability of Affordable Electric Power - Electric power represents an important production input for the Company at its aluminum smelters and its cost can significantly affect the Company's profitability.

United States. The Company has historically purchased a significant portion of its electric power for the Mead and Tacoma, Washington, smelters from the
Bonneville Power Association ("BPA"). Over recent years, the BPA has supplied approximately half of the electric power for the two plants, with the balance coming from other suppliers. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company curtailed primary aluminum production at the Tacoma and Mead, Washington, smelters during the last half of
2000 and all of 2001. During this same period, as permitted under the BPA contract, the Company sold the available power that it had under contract through September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and received cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold.

During October 2000, the Company signed a new power contract with the BPA under which the BPA, starting October 1, 2001, provides the Company's operations in the State of Washington with up to approximately 290 megawatts of power through
September 2006. The contract provides the Company with sufficient power to fully operate the Flat-Rolled Products Business Unit's Trentwood facility (which requires up to an approximate 40 megawatts) as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through
March 31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through September 2002 period are essentially unchanged from the prior six-month rate. The Company cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors.
The contract also includes a take-or-pay requirement and clauses under which the
Company's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, the Company can only remarket its power allocation to reduce or eliminate take-or-pay requirements. The Company is not entitled to receive any profits from any such remarketing efforts. During
October 2001, the Company and the BPA reached an agreement whereby: (a) the
Company would not be obligated to pay for potential take-or-pay obligations in the first year of the contract and (b) the Company retained its rights to restart its smelter operations at any time. In return for the foregoing, the
Company granted the BPA certain limited power interruption rights in the first year of the contract if the Company is operating its Northwest smelters. The
Department of Energy has acknowledged that capital spending in respect of the
Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds. Beginning October 2002, unless there is a further amendment of the Company's obligations, the Company could be liable for take-or-pay costs under the BPA contract and such amounts could be significant. The Company is reviewing its rights and obligations in respect of the BPA contract in light of the filing of the Cases. See Note 7 of
Notes to Consolidated Financial Statements for additional information regarding the BPA contract.

Subject to the limited interruption rights granted to the BPA (described above), the Company has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were the
Company to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For the
Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelting capacity in the near future. Were the
Company to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United Steelworkers of America ("USWA") during periods of curtailment. As of December 31, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% have been accrued through early 2003 as the Company does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, the
Company could become liable for additional early retirement costs. Such costs could be significant and could adversely impact the Company's operating results and liquidity. The present value of such costs could be in the $50.0 to $60.0 million range. However, such costs would likely be paid out over an extended period.

International. During late 2000, Valco, the Government of Ghana ("GoG") and the
VRA reached an agreement, subject to Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However, Parliamentary approval has not been received and, effective March 3, 2002, the GoG reduced Valco's power allocation forcing
Valco to curtail one of its four operating potlines. Valco has objected to the power curtailment and expects to seek remedies from the GoG. Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation. Valco currently expects to operate approximately three potlines during the remainder of 2002. However, no assurances can be provided that Valco will continue to receive sufficient power to operate three potlines for the balance of 2002 or thereafter.

During early 2000, Anglesey entered into a new power agreement that provides sufficient power to sustain its operations at full capacity through September
2009.

-   Commodities Marketing Business Unit
The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, the Company enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities to the Company, it reports its primary aluminum-related hedging activities as a separate segment. Primary aluminum-related hedging activities are managed centrally on behalf of all of the Company's business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. The Company anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart.

Hedging activities conducted in respect of the Company's cost exposure to energy prices and foreign exchange rates are not considered a part of the Commodity marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

-   Flat-Rolled Products Business Unit
The Flat-rolled products business unit operates the Trentwood, Washington, rolling mill. During recent years, the business unit has sold to the aerospace, transportation and industrial ("ATI") markets (producing heat-treat sheet and plate products and automotive brazing sheet) and the beverage container market
(producing lid and tab stock), both directly and through distributors.

During 2000, the Company shifted the product mix of its Trentwood rolling mill toward higher value-added product lines, and exited beverage can body stock, wheel and common alloy products in an effort to enhance its profitability. The
Company continues to reassess the product mix of its Trentwood rolling mill, and has concluded that the business unit's profitability can be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market. As a result of this decision, the Company plans to sell or idle several pieces of equipment resulting in an impairment charge of approximately $17.7 million at December 31, 2001. Additional charges are likely as the Company works through all of the operational impacts of the decision to exit the lid, tab and brazing sheet product lines.

In 2001, the business unit sold to approximately 101 customers in the ATI markets, most of which represented heat-treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers in the ATI markets for flat-rolled products accounted for approximately 17% and 35%, respectively, of the business unit's third-party net sales. The business unit also sold lid and tab stock to beverage container manufacturing locations in the United States. The largest and top five of such customers accounted for approximately 9% and 16%, respectively, of the business unit's third-party net sales. See "-Competition" in this Report. Sales are made directly to end-use customers and distributors by the Company sales representatives located in the United States and Europe, and by independent sales agents in Asia.

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
Products manufactured at these facilities include rod, bar, tube, shapes and billet. Hard-alloy extrusion facilities are located in Newark, Ohio, and
Jackson, Tennessee, and produce rod, bar, screw machine stock, redraw rod, forging stock and billet. The business unit also extrudes seamless tubing in both hard- and soft-alloys at a facility in Richland, Washington and produces drawn tube in both hard- and soft-alloys at its operations in Chandler, Arizona, that it purchased in May 2000. Soft-alloy extruded seamless and drawn tubing is also produced at the Richmond, Virginia facility.

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

The Company's London, Ontario facility is owned by a wholly owned subsidiary
(Kaiser Aluminum & Chemical of Canada Limited - "KACCL") that did not file a petition for reorganization under the Code. The Debtors have received the authority to continue to fund KACCL's cash requirements in the ordinary course of business. Accordingly, the Company does not believe KACCL's operations will be adversely affected by the Cases.

In 2001, the Engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 10% and 24%, respectively, of the business unit's third-party net sales. See "- Competition"
below. Sales are made directly to end-use customers and distributors by the
Company sales representatives located across the United States.

COMPETITION

The Company competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of the Company's competitors have greater financial resources than the Company. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. The Company competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. The
Company markets fabricated aluminum products it manufactures in the United
States and abroad. Sales are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance.
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

RESEARCH AND DEVELOPMENT

Net expenditures for research and development activities were $4.0 million in
2001, $5.6 million in 2000, and $11.0 million in 1999. The Company estimates that research and development net expenditures will be in the range of $3.0 million to $5.0 million in 2002.

EMPLOYEES

During 2001, the Company and its consolidated affiliates employed an average of approximately 6,500 persons, compared with an average of approximately 7,800 persons in 2000 and approximately 8,600 persons in 1999. At December 31, 2001, the Company employed approximately 5,800 persons (excluding approximately 1,100 employees on layoff status), of which approximately 3,100 were employed by the
Debtors and 2,700 were employed by non-Debtors. The foregoing employee counts for 2000 and 1999 include the USWA workers who were subject to the lockout imposed by the Company as a result of the labor dispute that was settled in
September 2000. During the labor dispute, the Company operated the five affected facilities with temporary workers who were not included in the employee counts for 2000 and 1999.

The labor agreements with hourly employees at the Los Angeles, California, and
Richmond, Virginia, Engineered products facilities were renewed in 2001. The labor agreement with the employees at the Valco smelter in Ghana was renewed during the first quarter of 2002 and the labor agreement with the employees at the Alpart refinery in Jamaica is expected to be renewed during the second quarter of 2002.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of international, federal, state and local environmental laws and regulations. For a discussion of this subject, see
"Factors Affecting Future Performance - the Company's current or past operations subject it to environmental compliance, clean-up and damage claims that may be costly" below. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the
Debtors is stayed.

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
forward-looking statements.

-  The Cases and any plan of reorganization may have adverse consequences on the
   Company and its stakeholders and/or our reorganization from the Cases may not be successful
Our objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with our ability to pay and the continuation of our businesses. However, there can be no assurance that we will be able to attain these objectives or achieve a successful reorganization and remain a going concern. The consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. Further, there can be no assurance that the rights of, and the ultimate payments to, pre-Filing Date creditors will not be substantially altered. The interests of holders of the Company's
Preference Stock may also be diluted or cancelled under a plan of reorganization. Because of such possibility, the value of the Preference Stock is speculative and any investment in the Preference Stock would pose a high degree of risk.

Additionally, while the Debtors operate their businesses as
debtors-in-possession pursuant to the Code during the pendency of the Cases, the
Debtors will be required to obtain the approval of the Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, the Debtors may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company. The
Court also has the authority to oversee and exert control over the Debtors'
ordinary course operations.

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

Electric power represents an important production input for us at our aluminum smelters and its cost can significantly affect our profitability. Power contracts for our smelters have varying contractual terms. See
"Business--Primary Aluminum Business Unit--Availability of Affordable Electric
Power." Our earnings are also sensitive to changes in the prices for natural gas, fuel oil and diesel oil which are used in our production processes, and to foreign exchange rates in respect of our cash commitments to our foreign subsidiaries and affiliates.

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

- We may not have electric power in sufficient amounts and/or at affordable costs available for our smelting operations
Electric power represents an important production input at our aluminum smelters and its cost can significantly affect our profitability. Power contracts for our smelters have varying contractual terms. In March 2002, the GoG reduced the power allocation for our 90% owned Valco smelter forcing Valco to curtail one of its four operating potlines. See "Business--Primary Aluminum Business
Unit--Availability of Affordable Electric Power." We cannot provide assurance that electric power will be available in the future, at affordable prices, for our smelters.

-  The operating rate of our northwest United States smelters is subject to substantial uncertainty and may subject us to significant costs that could have an adverse impact on our liquidity
Our smelters in the United States, located in Mead and Tacoma, Washington, have historically purchased electric power from the BPA, which has supplied approximately half of the electric power for the two plants over recent years, and from other suppliers. As a result of unprecedented high market prices for electric power in the Pacific Northwest, we curtailed primary aluminum production at the Mead and Tacoma smelters and sold the available power that we had under contract through September 30, 2001 (the end of the previous contract period). Both the Mead and Tacoma smelters are expected to remain curtailed through at least early 2003. We cannot predict when or whether power rates will improve sufficiently for us to restart this capacity.

Under a new contract, which runs from October 2001 through September 2006, the
BPA will provide the Company with sufficient power to operate our Trentwood facility as well as approximately 40% of the combined capacity of the Mead and
Tacoma smelters. The BPA has announced that it currently intends to set rates under the new contract for six month increments. The rate for the initial period
(from October 1, 2001 through March 31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through
September 2002 period are essentially unchanged from the prior six-month rate.
We cannot predict what rates will be charged in future periods. Such rates will depend on factors such as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. Beginning October 2002, unless there is a further amendment of the Company's obligations, we could be liable for take-or-pay costs under the
BPA contract and such amounts could be significant. We are reviewing our rights and obligations in respect of the BPA contract in light of the filing of the
Cases.

-  Our profits and cash flows may be adversely impacted by the results of our hedging programs
From time to time in the ordinary course of business, we enter into hedging transactions to limit the Company's exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with primary aluminum prices,
(2) energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates.
To the extent that the prices for primary aluminum exceed the fixed or ceiling prices established by our hedging transactions or that energy costs or foreign exchange rates are below the fixed or floor prices, our profits and cash flow would be lower than they otherwise would have been.

Hedging activities can also have a temporary impact on our liquidity. We may establish credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses on open positions are in excess of such credit lines, we would be entitled to receive margin advances from the counterparties or would be required to make margin advances to counterparties, as the case may be. For example, during the period from January
1, 2000, through December 31, 2001, margin advances (or letters of credit) to counterparties were as high as approximately $63.5 million (which occurred in
January 2000) and margin advances from counterparties have been as high as $62.1 million (which occurred in November 2001).

Because the agreements underlying our hedging positions at December 31, 2001, provided that the counterparties to the hedging contracts could liquidate our hedging positions if we filed for reorganization, we chose to liquidate these positions in advance of the Filing Date. We anticipate that, subject to the approval of the Court and prevailing economic conditions, we may reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approvals will be obtained or when or if such hedging activities will restart.

-  Our current or past operations subject the Company to environmental compliance, clean-up and damage claims that have been and continue to be costly
The operations of our facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2002 - 2003 period, our environmental capital spending will be approximately $6.0 million per year and that our operating costs will include pollution control costs totaling approximately $16.4 million per year.
However, subsequent changes in environmental laws may change the way we must operate and may force us to spend more than we currently project.

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

Currently, the Company is subject to certain lawsuits under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The
Company, along with certain other companies, have been named as a Potentially
Responsible Party for clean-up costs at certain third-party sites listed on the
National Priorities List under CERCLA. As a result, the Company may be exposed not only to its assessed share of clean-up but also to the costs of others if they are unable to pay. Additionally, our Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Company and the regulatory authorities agreed to a plan of remediation in January 2000.

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect the Company to incur in connection with these matters. At December 31, 2001, the balance of our accruals, which are primarily included in our long-term liabilities, was
$61.2 million. We estimate that the annual costs charged to these environmental accruals will be approximately $1.3 million to $12.2 million per year for the years 2002 through 2006 and an aggregate of approximately $24.8 million thereafter. However, we cannot assure you that our actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $27.0 million.
See Note 13 of Notes to Consolidated Financial Statements for additional information.

- The net cash outflows with respect to asbestos-related matters could adversely affect our financial position
The Company has been one of many defendants in numerous lawsuits in which the plaintiffs allege that they have injuries caused by exposure to asbestos during, and as a result of, their employment or association with us, or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company sold more than 20 years ago. Due to the
Cases, existing lawsuits are stayed and new lawsuits cannot be commenced against
us. However, during the pendency of the Cases, we expect that additional claims will be filed as part of the claims process.

Our December 31, 2001, balance sheet includes a liability for estimated asbestos-related costs of $621.3 million. In determining the amount of the liability, we have included estimates only for the costs of claims for a ten-year period through 2011 because we do not have a reasonable basis for estimating costs beyond that period. However, the plan of reorganization process may require an estimation of the Company's entire asbestos-related liability, which may go beyond 2011. Additional asbestos-related claims are likely to be filed against the Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims over the next ten-year period. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall
Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

We believe the Company has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2001, balance sheet includes a long-term receivable for estimated insurance recoveries of $501.2 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional claims are added.
However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from the Company's insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. During October 2001, the court ruled favorably on a number of issues, and during February 2002, an intermediate appellate court also ruled favorably on an issue involving coverage. The rulings did not result in any changes to our estimates of current and future asbestos-related insurance recoveries. Other courts may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from the Company's insurers is critical to a successful plan of reorganization and our long-term liquidity.

- The outcome of the unfair labor practices ("ULPs") action filed by the USWA could adversely affect us
In connection with the strike by the USWA and their subsequent lock-out by us, the USWA filed twenty-four allegations of ULPs. Twenty-two of the allegations were dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. A decision is not expected until sometime after the second quarter of 2002. If this trial eventually results in a final ruling against us, the Company could be liable for back pay to USWA members at the five plants affected by the labor dispute for an approximate twenty-month period (plus interest and minus any wages the USWA workers earned during the twenty-month period). Such amount could be significant. However, any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the National Labor Relations Board
("NLRB"), the USWA or us. This process could take months or years. This matter is currently not stayed by the Cases. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors'
plan of reorganization.

-  We may not operate profitably in the future
We reported a net loss of $457.0 million for the year ended December 31, 2001, which included an increase of $504.8 million in the valuation allowances for net deferred income tax assets, as a result of the Cases, and other material special items. Even if such increase in the valuation allowances and other special items were excluded from the results for 2001 (see "Management's Discussion and
Analysis of Financial Condition and Results of Operation - Summary" for a
summary of special items), results for the year ended December 31, 2001 would have been a net loss. There can be no assurance that we will generate a profit from recurring operations or that we will operate profitably in future periods.

-   We operate in a highly competitive industry
The production of alumina, primary and fabricated aluminum products is highly competitive. There are numerous companies who operate in the aluminum industry.
Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

-  We are subject to political and regulatory risks in a number of countries
We operate facilities in the United States and in a number of other countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. While we
believe our relationships in the countries in which the Company operates are generally satisfactory, we cannot assure you that future developments or governmental actions in these countries will not adversely affect our operations particularly or the aluminum industry generally. Among the risks inherent in our operations are unexpected changes in regulatory requirements, unfavorable legal rulings, new or increased taxes and levies, and new or increased import or export restrictions. Our operations outside of the United States are subject to a number of additional risks, including but not limited to currency exchange rate fluctuations, currency restrictions, and nationalization of assets.

ITEM 2.       PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in Item 1 "-Business Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although the
Company's domestic aluminum smelters were initially designed early in the
Company's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that its plants are cost competitive on an international basis.

However, the long-term viability of the Company's Pacific Northwest smelters may be adversely impacted if an adequate supply of power at reasonable prices is not ultimately available.

The Company's obligations under the DIP Facility are secured by, among other things, mortgages on the Company's major domestic plants. See Note 8 of Notes to
Consolidated Financial Statements for further discussion.

ITEM 3.       LEGAL PROCEEDINGS

This section contains statements which constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995. See
Item 1 of this Report for cautionary information with respect to such forward-looking statements.

REORGANIZATION PROCEEDINGS

During the pendency of the Cases, substantially all pending litigation against the Debtors is stayed. Generally, claims arising from actions or omissions prior to the Filing Date will be settled in connection with the plan of reorganization. See Item 1. "Business - Reorganization Proceedings" for a
discussion of the reorganization proceedings. Such discussion is incorporated herein by reference.

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

LABOR MATTERS

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of ULPs were filed by the USWA with the NLRB. Twenty-two of the twenty-four allegations of ULPs brought against the Company by the USWA have been dismissed. A trial on the remaining two allegations before an administrative law judge concluded in September 2001. A decision is not expected until sometime after the second quarter of 2002. If the outcome of either of these two allegations eventually results in a final ruling against the Company, it could be liable for back pay to the USWA members and such amount could be significant. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company. This process could take months or years. This matter is currently not stayed by the Cases. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors' plan of reorganization. The portion of Note
13 of Notes to Consolidated Financial Statements under the heading "Labor
Matters" is incorporated herein by reference.

GRAMERCY LITIGATION

On July 5, 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. The incident resulted in a significant number of individual and class action lawsuits being filed against the Company and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. After these matters were consolidated, the individual claims against the Company were settled for amounts which, after the application of insurance, were not material to the Company. Further, an agreement has been reached with the class plaintiffs for an amount which, after the application of insurance, is not material to the Company. While the class settlement remains subject to court approval and while certain plaintiffs may opt out of the settlement, the Company does not currently believe that this presents any material risk to the Company. Finally, the Company faces new claims from certain parties to the litigation regarding the interpretation of and alleged claims concerning certain settlement and other agreements made during the course of the litigation. The aggregate amount of damages threatened in these claims could, in certain circumstances, be substantial. However, the Company does not currently believe these claims will result in any material liability to the Company.

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

See Note 13 of Notes to Consolidated Financial Statements for discussion of additional litigation. Such discussion under the heading "Dispute with MAXXAM"
is incorporated herein by reference.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holder of the Company during the fourth quarter of 2001.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

There is no established public trading market for the Company's Common Stock, which is held solely by Kaiser. The Company has not paid any dividends on its
Common Stock during the two most recent fiscal years. In accordance with the
Code and the DIP Facility, the Company is not permitted to pay any dividends or purchase any of its stock. See Note 8 of Notes to Consolidated Financial
Statements under the heading "Debt Covenants and Restrictions" in this Report which is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report, to the table at page 16 of Management's
Discussion and Analysis of Financial Condition and Results of Operations, to
Note 2 of Notes to Consolidated Financial Statements, and to the Five-Year
Financial Data on pages 69 - 70 in this Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

REORGANIZATION PROCEEDINGS

On February 12, 2002, the Company and 13 of its wholly owned subsidiaries, filed separate voluntary petitions in the United States Bankruptcy Court for the
District of Delaware for reorganization under Chapter 11 of the United States
Bankruptcy Code. On March 15, 2002, two additional subsidiaries of the Company filed petitions. Also, on February 12, 2002, Kaiser filed a petition for reorganization. None of the Company's non-U.S. affiliates were included in the
Cases. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

The necessity for filing the Cases was attributable to the liquidity and cash flow problems of the Company arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11. In addition, the Company had become increasingly burdened by the asbestos litigation (see Note 13 of Notes to Consolidated Financial Statements for
additional information) and growing legacy obligations for retiree medical and pension costs (see Note 10 of Notes to Consolidated Financial Statements for
additional information). The confluence of these factors has created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

The Company's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found in the Cases to exceed the fair value of their assets.
This could result in claims being paid at less than 100% of their face value and the equity of the Company's stockholders being diluted or cancelled. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

The accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Financial information for periods ending after the Filing Date will include adjustments and reclassifications to reflect the liabilities which have been deferred as a result of the commencement of the
Cases. Specifically, but not all inclusive, the financial information for the year ended December 31, 2001, contained herein does not present: (a) the classification of any long-term debt which is in default as a current liability,
(b) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (c) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or
(d) the effect of any changes which may be made in connection with the Debtors'
capitalizations or operations resulting from a plan of reorganization.
Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

OVERVIEW

The Company operates in the following business segments: Bauxite and alumina,
Primary aluminum, Flat-rolled products, Engineered products and Commodities marketing. The Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 2001, 2000 and 1999. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to Consolidated
Financial Statements for further information regarding segments. (All references to tons refer to metric tons of 2,204.6 pounds.) Intersegment transfers are valued at estimated market prices.

                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
(In millions of dollars, except shipments and prices)                              2001             2000             1999
------------------------------------------------------------------------- -------------  ---------------   --------------
Shipments: (000 tons)
   Alumina(1)
      Third Party                                                              2,582.7          1,927.1          2,093.9
      Intersegment                                                               422.8            751.9            757.3
                                                                          -------------  ---------------   --------------
        Total Alumina                                                          3,005.5          2,679.0          2,851.2
                                                                          -------------  ---------------   --------------
   Primary Aluminum(2)
      Third Party                                                                244.7            345.5            295.6
      Intersegment                                                                 2.3            148.9            171.2
                                                                          -------------  ---------------   --------------
        Total Primary Aluminum                                                   247.0            494.4            466.8
                                                                          -------------  ---------------   --------------
   Flat-Rolled Products                                                           74.4            162.3            217.9
                                                                          -------------  ---------------   --------------
   Engineered Products                                                           118.1            164.6            171.1
                                                                          -------------  ---------------   --------------
Average Realized Third Party Sales Price:(3)
   Alumina (per ton)                                                      $        186   $          209    $         176
   Primary Aluminum (per pound)                                           $        .67   $          .74    $         .66
Net Sales:
   Bauxite and Alumina(1)
      Third Party (includes net sales of bauxite)                         $      508.3   $        442.2    $       395.8
      Intersegment                                                                77.9            148.3            129.0
                                                                          -------------  ---------------   --------------
        Total Bauxite & Alumina                                              586.2            590.5            524.8
                                                                          -------------  ---------------   --------------
   Primary Aluminum(2)
      Third Party                                                                358.9            563.7            432.9
      Intersegment                                                                 3.8            242.3            240.6
                                                                          -------------  ---------------   --------------
        Total Primary Aluminum                                                   362.7            806.0            673.5
                                                                          -------------  ---------------   --------------
   Flat-Rolled Products                                                          308.0            521.0            591.3
   Engineered Products                                                           429.5            564.9            556.8
   Commodities Marketing                                                          22.9            (25.4)            18.3
   Minority Interests                                                            105.1            103.4             88.5
   Eliminations                                                                  (81.7)          (390.6)          (369.6)
                                                                          -------------  ---------------   --------------
        Total Net Sales                                                   $    1,732.7   $      2,169.8    $     2,083.6
                                                                          =============  ===============   ==============
Operating Income (Loss):
   Bauxite & Alumina (4)                                              $      (46.9)  $         57.2    $       (10.5)
   Primary Aluminum (5)                                                            5.1            100.1             (4.8)
   Flat-Rolled Products                                                             .4             16.6             17.1
   Engineered Products                                                             4.6             34.1             38.6
   Commodities Marketing                                                           5.6            (48.7)            21.3
   Micromill                                                                       -                (.6)           (11.6)
   Eliminations                                                                    1.0               .1              6.9
   Corporate and Other                                                           (68.2)           (61.1)           (61.5)
   Non-recurring Operating Items(6)                                              163.6             41.9            (24.1)
                                                                          -------------  ---------------   --------------
        Total Operating Income (Loss)                                     $        65.2  $        139.6    $       (28.6)
                                                                          =============  ===============   ==============
Net Income (Loss)                                                         $     (457.0)  $         17.5    $       (52.4)
                                                                          =============  ===============   ==============
Capital Expenditures                                                      $      148.7   $        296.5    $        68.4
                                                                          =============  ===============   ==============

(1)   Net sales for 2001, 2000 and 1999 included approximately 115,000 tons,
      322,000 tons and 395,000 tons, respectively, of alumina purchased from third parties.
(2)   Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the years ended December 31,
      2001, 2000 and 1999, the Primary aluminum business unit purchased approximately 27,300 tons, 56,100 tons and 12,000 tons, respectively, of primary aluminum from third parties to meet existing third party commitments.
(3)   Average realized prices for the Company's Flat-rolled products and
      Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix.
(4)   Operating income (loss) for 2001, 2000 and 1999 included numerous unusual items as a result of the Gramercy incident. See Note 3 of Notes to
      Consolidated Financial Statements for a recap of the unusual items.
(5)   Operating income (loss) for 1999 included potline preparation and restart costs of $12.8.
(6)   See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of non-recurring operating items and the business segment to which the items relate.

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
These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. See Item 1. "Business - Factors Affecting Future
Performance." No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

SIGNIFICANT ITEMS

Market-related Factors. The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes
2 and 14 of Notes to Consolidated Financial Statements for a discussion of the
Company's hedging activities.

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

During 2001, the Average Midwest United States transaction price ("AMT price")
per pound of primary aluminum began the year at $.75 per pound and then began a steady decrease ending 2001 at $.64 per pound. During 2000, the average AMT price was $.75 per pound. During 1999, the AMT price declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase ending 1999 at $.79 per pound. At February 28, 2002, the AMT price was approximately $.66 per pound.

Pension Plans. The assets of the Company sponsored pension plans are, to a substantial degree, invested in the capital markets and managed by a third party. Given the performance of the financial markets during 2001, the Company was required to reflect an additional minimum pension liability of $64.5 million
(net of income tax benefit of $38.0 million) in its 2001 financial statements as a result of a decline in the value of the assets held by the Company's pension plans. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2002 operating results and could, over the longer term, increase pension funding requirements. See Note 10 of Notes to Consolidated Financial Statements for
additional discussions of these matters.

Sale of 8.3% Interest in QAL. In September 2001, the Company sold an approximate
8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 million (included in Other income/(expense) in the Consolidated Statements of
Income (Loss)). As a result of the transaction, the Company now owns a 20%
interest in QAL. See Note 4 of Notes to Consolidated Financial Statements for
additional discussion of the September 2001 sale.

Start-up Related Costs at Gramercy Facility. Initial production at the Company's
Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. Construction at the facility was substantially completed during the third quarter of 2001. During 2001, the Gramercy facility incurred abnormal related start-up costs of approximately $64.9 million. These abnormal costs resulted from operating the plant in an interim and less efficient mode pending the completion of construction and reaching the plant's intended production rate and efficiency. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated capacity of
1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. See Note
3 of Notes to Consolidated Financial Statements for additional discussion of the incident at the Gramercy facility and the financial statement impact of
Gramercy-related insurance recoveries.

Labor Matters. From September 1998 through September 2000, the Company and the
USWA were involved in a labor dispute as a result of the September 1998 USWA strike and the subsequent "lock-out" by the Company in February 1999. Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of ULPs in connection with the USWA strike and subsequent lock-out by the Company remain to be resolved. The Company believes that the remaining charges made against the Company by the USWA are without merit. See Note 13 of Notes to Consolidated Financial Statements for additional discussion on the ULP charges.

Pacific Northwest Power Sales and Operating Level. During 2001, the Company kept its Northwest smelters curtailed and sold the remaining power available that it had under contract through September 2001. The Company has the right to purchase sufficient power from the BPA to operate its Trentwood facility as well as approximately 40% of the capacity of its Northwest aluminum smelting operations.
Given recent primary aluminum prices and the forward price of power in the
Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelting capacity in the near future. Operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued through early 2003. However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted. Such amounts could be material with a present value in the $50.0 to
$60.0 million range. However, most of such costs would be related to pension and post-retirement medical benefits and would likely be paid out over an extended period. Additionally, beginning October 2002, the Company could be liable for certain take-or-pay obligations under the BPA contract and such amounts could be significant. See Note 7 of Notes to Consolidated Financial Statements for
additional information on the power sales, the Company's contract rights and obligations and additional detail regarding possible incremental liabilities with respect to the USWA workers.

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

The program aims to achieve the following five specific objectives:

   -  Significant and systemic reductions in unit production costs through the expanded use of lean manufacturing initiatives at Company-managed facilities. The Company expects to see the biggest incremental improvements at the Alpart alumina refinery in Jamaica and the Valco primary aluminum smelter in Ghana;

   -  Additional efficiencies at the Gramercy facility that are incremental to those efficiencies already included in the Company's adjusted first quarter 2001 annual operating cash flow run rate;

   -  Increased production at the Alpart alumina refinery through improved efficiency and de-bottlenecking. Alpart's production is expected to reach an annualized run rate of more than 1.7 million tons during 2003, up from the facility's current annual rated capacity of 1.45 million tons. As a result, the Company's share of Alpart's annual production would increase by more than 160,000 tons. This would substantially offset the impact of the September 2001 sale of an 8.3% interest in QAL on alumina available to the Company for internal use or third party sales;

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

During 2001, the Company recorded charges of $35.2 million (see Note 6 of Notes to Consolidated Financial Statements) in connection with the program. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

RESULTS OF OPERATIONS

Summary. The Company reported a net loss of $457.0 million for 2001 compared to net income of $17.5 million for 2000 and a net loss of $52.4 million for 1999.
However, results for 2001, 2000 and 1999 included material special items as summarized below:

                                                                       Material Special Gains (Losses), Net of Income Tax Effect
                                                                       ----------------------------------------------------
                                                                                      Year Ended December 31,
                                                                       ----------------------------------------------------
                                                                                  2001               2000              1999
                                                                       ---------------      -------------     -------------

Gain on sale of QAL interest (pre-tax $163.6)                          $         95.8       $        -        $        -
Non-recurring year-end income tax adjustments                                  (509.8)               -                 -
Non-recurring operating (charges) income, net (pre-tax $163.6 in 2001;
   $41.9 in 2000; $(24.1) in 1999)                                               99.8               25.6             (15.9)
Other (expense) income - special items, net (pre-tax $(31.0) in 2001;
   $7.0 in 2000; $(35.5) in 1999)                                               (18.9)               4.3             (23.4)
Abnormal Gramercy start-up and other costs (pre-tax $71.4)                      (43.5)               -                 -
Additional Gramercy business interruption recoveries (pre-tax $36.6)             22.2                -                 -
Increase in allowance for doubtful accounts (pre-tax $2.5)                       (1.5)               -                 -
Excess overhead and other costs associated with curtailed Northwest
   smelting operations (pre-tax $15.0)                                           (9.2)               -                 -
LIFO inventory adjustment (pre-tax $8.2)                                         (5.0)               -                 -
Gain on involuntary conversion (pre-tax $85.0)                                   -                   -                56.1
Operating profit foregone as a result of power sales (pre-tax $26.2)             -                 (16.0)              -
                                                                       ---------------      -------------     -------------
                                                                       $       (370.1)      $       13.9      $       16.8
                                                                       ===============      =============     =============

Net sales in 2001 totaled $1,732.7 million compared to $2,169.8 million in 2000 and $2,083.6 million in 1999.

2001 AS COMPARED TO 2000

Bauxite and Alumina. Third-party net sales of alumina in 2001 were 15% higher than in 2000 as a 34% increase in third-party shipments was only partially offset by an 11% decrease in third-party average realized prices. The increase in period-over-period shipments resulted primarily from (1) higher third-party sales due to reduced internal alumina requirements as a result of the curtailment of the Washington smelters, (2) the restart of production at the
Gramercy refinery in December 2000 and (3) the timing of shipments. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which our third-party alumina sales contracts are linked, typically on a lagged basis of three months.

Intersegment net sales for 2001, decreased 47% as compared to 2000. The decrease was due to a 44% decrease in the intersegment shipments and a 7% decrease in intersegment average realized prices. The decrease in shipments was primarily due to the curtailments of the Company's Washington smelters. The decrease in the intersegment average realized prices was the result of the decrease in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

Net sales for 2001 and 2000 included approximately 115,000 tons and 322,000 tons, respectively, of alumina purchased from third parties to satisfy third party sales and transfers to the Primary aluminum business unit.

Segment operating results (excluding non-recurring items) for 2001 were down significantly from 2000. Increased net shipments only partially offset the decrease in the average realized sales prices. Additionally, operating income for 2001 was adversely affected by abnormal Gramercy related start-up costs and litigation costs of approximately $71.4 million, less than satisfactory bauxite mining cost performance at KJBC and a LIFO inventory charge of $3.7 million.
These charges were offset in part by $36.6 million of additional insurance benefits related to the Gramercy incident.

Segment operating income for 2001 discussed above, excludes non-recurring costs of $15.8 million incurred in connection with the performance improvements initiative program. Segment operating income for 2000 excludes labor settlement charges of $2.1 million and three Gramercy-related items: a $7.0 million non-cash LIFO inventory charge, incremental maintenance spending of $11.5 million and an $.8 million non-cash restructuring charge.

Primary Aluminum. Third party sales of primary aluminum for 2001 decreased approximately 36% from 2000, reflecting a 29% decrease in third-party shipments and a 9% decrease in third-party average realized prices. The decrease in shipments was primarily due to the complete curtailment of the Washington smelters during 2001, as compared to 2000 when these smelters operated during a significant portion of the year. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices. Intersegment net sales of primary aluminum for 2001 decreased significantly compared to 2000 primarily as a result of a substantial decrease in intersegment shipments. This change resulted primarily from a change in the Company's methodology for handling aluminum supply logistics for the Flat-rolled products business unit as a result of the continuing curtailment of the Northwest smelters. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. The intersegment average realized price for 2001 was approximately the same as 2000 because substantially all of the intersegment shipments occurred in the first quarter of 2001 when the intersegment average realized price approximated the
2000 intersegment average realized price.

Segment operating income (excluding non-recurring items) for 2001 decreased significantly versus 2000. The primary reasons for the decrease were the decreases in the average realized prices and shipments discussed above as well as overhead and other fixed costs associated with the curtailed Northwest smelting operations, which totaled approximately $30.0 million during 2001. The
Company believes that approximately half of such costs incurred are "excess" to the run rate that can be achieved during a prolonged curtailment period. During the third quarter of 2001, management took actions to minimize the excess outflows associated with the curtailed operations. These actions should result in the elimination of most of the excess cost by early 2002. Period-over-period results were also unfavorably impacted by higher energy costs at the Anglesey aluminum smelter, resulting from a new power contract entered into by Anglesey at the end of the first quarter of 2000.

Segment operating income for 2001, discussed above, excludes non-recurring net power sale gains of $229.2 million. These gains were offset by costs of $7.5 million incurred in connection with the Company's performance improvement initiative program and contractual labor costs related to the Northwest smelter curtailment of $12.7 million. Segment operating income for 2000 excludes net power sale gains of $159.5 million. These gains were offset by a non-cash smelter impairment charge of $33.0 million, labor settlement charges of $15.9 million and costs related to staff reduction initiatives of $3.1 million.

Flat-Rolled Products. Net sales of flat-rolled products for 2001 decreased by approximately 41% as compared to 2000 as a 54% decrease in shipments was partially offset by a 29% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock, as a part of the planned exit from this product line. Current period shipments were also adversely affected by the reduced demand for general engineering heat-treat products and can lid and tab stock, due to a weak market. These decreases were only modestly offset by a strong aerospace demand during the first nine months of 2001. However, after the events of September 11, 2001, aerospace demand and the price for aerospace products declined substantially. The increase in average realized prices primarily reflects the change in product mix from the can body stock to heat-treat products, particularly aerospace heat-treat (which have a higher price and operating margin as compared to other products).

Segment operating income (excluding non-recurring items) for 2001 was down significantly from 2000. The primary reasons for the decrease were the substantial decrease in shipments and weakened pricing for heat treat products as a result of the weaker U.S. economy which were worsened after September 11,
2001 to the point that fourth quarter operating results were a loss. Operating results were also adversely impacted by increased operating costs, mainly due to a lag in the ability to scale back costs to reflect the revised product mix and the substantial volume decline caused by weakened demand. Operating results for
2001 also included a LIFO inventory charge of $3.0 million and higher metal sourcing costs due to plant curtailments.

Segment operating income for 2001, discussed above, excludes a non-cash impairment charge of $17.7 million associated with certain equipment that the
Company plans to sell or idle as the result of a planned 2002 exit from the brazing heat-treat and lid and tab stock for the beverage container market and non-recurring costs of $10.7 million incurred in connection with the performance improvement program. Segment operating income for 2000 excludes labor settlement charges of $18.2 million, an $11.1 million non-cash LIFO inventory charge and non-cash impairment charges associated with a product line exit of $1.5 million.

Engineered Products. Net sales of engineered products for 2001 decreased by approximately 24% as a 28% decrease in product shipments was offset by a 6%
increase in average realized prices. The decrease in product shipments was the result of reduced transportation and electrical product shipments due to weak
U.S. market demand. The increase in average realized prices reflects a shift in product mix to higher value-added products.

Segment operating income (excluding non-recurring items) for 2001 decreased as compared to 2000 primarily due to the volume and price factors described above.
The segment's operating results were also adversely impacted by a LIFO inventory charge of $1.5 million and because cost reduction lagged the substantial volume decline.

Segment operating income for 2000, discussed above, excludes a non-recurring non-cash impairment charge associated with product line exit of $5.6 million and a labor settlement charge of $2.3 million.

Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers for maturing derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with maturing options, as well as net results of internal hedging activities with our fabricated products segments. The minimum (and maximum)
price of the hedges in any given period is primarily the result of the timing of the execution of the hedging contracts.

Segment operating income for 2001 increased compared to the comparable period in
2000. This is primarily the result of 2001 hedging positions having higher minimum prices than the positions in 2000, combined with the fact that 2000 market prices were higher than those experienced in 2001.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses in 2001, as compared to 2000 was primarily due to higher medical and pension costs accruals for active and retired employees.

Corporate operating results for 2001, discussed above, exclude costs of $1.2 million incurred in connection with the Company's performance improvement program. Corporate operating results for 2000 excludes costs related to staff reduction and efficiency initiatives of $5.5 million.

2000 AS COMPARED TO 1999

Bauxite and Alumina. Third party net sales of alumina were up 12% in 2000 as compared to 1999 as a 19% increase in third party average realized price was partially offset by an 8% decrease in third party shipments. The increase in average realized price was because the sales prices for alumina under the
Company's third-party alumina sales contracts are linked to primary aluminum prices and primary aluminum prices increased year over year. The decrease in year-over-year shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 267,000 tons of alumina purchased by the Company in 2000 from third parties to fulfill third party sales contracts.

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
Intersegment shipments for 2000 included approximately 55,000 tons of alumina purchased by the Company from third-parties and transferred to the Primary aluminum business unit.

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

See Note 3 of Notes to Consolidated Financial Statements for additional discussion of the effect of the Gramercy incident on the Bauxite and Alumina business unit's operations.

Primary Aluminum. Third party net sales of primary aluminum were up 30% for 2000 as compared to 1999 as a result of a 17% increase in third party shipments and a
12% increase in third party averaged realized prices. The increase in shipments was primarily due to the favorable impact of the increased operating rate at the
Valco smelter throughout 2000 and the Washington smelters (during the first six months of 2000). These shipment increases were offset, in part, by curtailments of the potlines at the Washington smelters during the second half of 2000, net of approximately 206,500 tons of primary aluminum purchased from third-parties to meet third-party and internal commitments. The increase in the average realized prices reflects the 14% increase in primary aluminum market prices.
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

Segment operating income (before non-recurring items) for 2000 was essentially flat when compared to 1999 as the increase in price and volume for heat-treat products offset the impacts of the can body stock exit. Segment operating income for 2000, discussed above, excludes the segment's share of the non-recurring labor settlement charge of $18.2 million. Segment operating income also excludes an $11.1 million non-cash LIFO inventory charge and $1.5 million of non-cash impairment charges associated with the Company's exit from the can body stock product line.

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

Commodities Marketing. Commodities marketing includes the results of the
Company's aluminum hedging activities. Its hedging activities include: (1) metal hedging on behalf of the Bauxite and alumina and Primary aluminum business segments with third-party brokers (other than mark-to-market charges on certain non-qualifying hedges which are reflected in Other income (expense) - see Notes
2 and 14 of Notes to Consolidated Financial Statements) and (2) internal hedging with Flat-rolled products and Engineered products business segments so as to eliminate the commodity price risk on the underlying aluminum whenever these segments enter into a fixed price contract with a third-party customer.

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

LIQUIDITY AND CAPITAL RESOURCES

As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the
Filing Date are stayed while the Debtors continue business operations as debtors-in-possession, subject to the control and supervision of the Court. See
Note 1 of Notes to Consolidated Financial Statements for additional discussion of the Cases. At this time, it is not possible to predict the effect of the
Cases on the businesses of the Debtors.

Operating Activities. In 2001, operating activities provided $249.9 million of cash. This amount compares with 2000 when operating activities provided cash of
$85.1 million and 1999 when operating activities used cash of $88.8 million. The increase in cash flows from operating activities between 2001 and 2000 resulted primarily from the impact of improved 2001 operating results, excluding non-cash items, driven primarily by power sales and a decline in Gramercy-related receivables. The increase in cash flows from operating activities between 2000 and 1999 resulted primarily from the impact of the improved 2000 operating results, driven primarily by the 2000 power sales and a decline in inventories, offset in part by an increase in receivables. The decrease in inventories was primarily due to improved inventory management and the exit from the can body product line at the Flat-rolled products business unit. The increase in receivables was primarily due to power sale proceeds that were received in the first quarter of 2001 and Gramercy-related items.

Investing Activities. Total consolidated capital expenditures were $148.7,
$296.5 and $68.4 million in 2001, 2000 and 1999, respectively (of which $10.4,
$5.4 and $4.8 million were funded by the minority partners in certain foreign joint ventures). Capital expenditures in 2001 and 2000 included $78.6 and $239.1 million spent with respect to rebuilding the Gramercy facility. Capital expenditures in 2000 also included $13.3 million spent with respect to the purchase of the non-working capital assets of the Chandler, Arizona drawn tube aluminum fabricating operation. The remaining capital expenditures in 2001 and
2000 and the capital expenditures in 1999 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total consolidated capital expenditures are currently expected to be between $40.0 and $75.0 million per year in each of 2002 and 2003 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures). Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United
States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

Financing Activities and Liquidity. On February 12, 2002, the Company and Kaiser
entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. The Company is able to borrow under the DIP Facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP
Facility agreement. The DIP Facility is guaranteed by the Company and certain of its significant subsidiaries. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The Court signed a final order approving the DIP Facility on March 19, 2002.

The Company believes that the cash and cash equivalents of $153.3 million at
December 31, 2001, cash flows from operations and cash available from the DIP
Facility will provide sufficient working capital to allow the Company to meet its obligations during the pendency of the Cases. At March 31, 2002, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $54.1 million. As of March 31,
2002, $121.0 million (of which $70.9 million could be used for additional letters of credit) was available to the Company under the DIP Facility. The
Company expects that the borrowing base amount will increase by approximately
$50.0 million once certain appraisal information is provided to the lenders.

Commitments and Contingencies. During the pendency of the Cases, substantially all pending litigation, except that relating to certain environmental matters, against the Debtors is stayed. Generally, claims arising from actions or omissions prior to the Filing Date will be settled in connection with the plan of reorganization.

The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals of $61.2 million at December 31, 2001. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $27.0 million.

The Company is also a defendant in a number of asbestos-related lawsuits that generally relate to products the Company has not sold for more than 20 years.
Based on past experience and reasonably anticipated future activity, the Company has established a $621.3 million accrual at December 31, 2001, for estimated asbestos-related costs for claims filed and estimated to be filed through 2011, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $501.2 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 2001. Although the
Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies.

In connection with the USWA strike and subsequent lock-out by the Company which was settled in September 2000, certain allegations of ULPs have been filed with the NLRB by the USWA. The Company believes that all such allegations are without merit. Twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. A decision is not expected until sometime after the second quarter of 2002. Any outcome from the trial before an administrative judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company. This process could take months or years. This matter is currently not stayed by the Cases. If these proceedings eventually resulted in a final ruling against the Company with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors' plan of reorganization.

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

OTHER MATTERS

Income Tax Matters. In light of the Cases, the Company has provided valuation allowances for all of its net deferred income tax assets as the Company no longer believes that the "more likely than not" recognition criteria were appropriate. See Note 9 of Notes to Consolidated Financial Statements for a
discussion of these and other income tax matters.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both very important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current
(and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include-

   1. The fact that the consolidated financial statements as of (and for the year ending) December 31, 2001 have been prepared on a "going concern"
      basis and do not include possible impacts arising in respect of the Cases.
      See Note 2 of Notes to Consolidated Financial Statements.

   2. The Company's judgments and estimates with respect to commitments and contingencies; in particular: (a) future environmental costs, (b) future asbestos related costs and obligations as well as estimated insurance recoveries; and (c) possible liability in respect of claims of ULPs which were not resolved as a part of the Company's September 2000 labor settlement. See Note 13 of Notes to Consolidated Financial Statements.

   3. The Company's judgments and estimates in respect of ongoing and future costs and obligations associated with its smelter curtailments in the
      State of Washington and any related impacts on the Company's ability to realize recorded asset values in the ordinary course. See Note 7 of Notes to Consolidated Financial Statements.

   4. The Company's judgments and estimates in respect of its employee benefit plans.  See Note 10 of Notes to Consolidated Financial Statements.

   5. The accounting methodologies employed by the Company in respect of non-recurring items and the impacts of the Gramercy incident.  See Notes 3 and 6 of Notes to Consolidated Financial Statements, respectively.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 14 of Notes to Consolidated Financial Statements, the
Company utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates.

SENSITIVITY

Alumina and Primary Aluminum. Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. The Company's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that each $.01 increase
(decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately
$10.0 million, based on recent fluctuations in operating levels.

Foreign Currency. The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with its 20.0%-owned affiliate, QAL. The
Company estimates that, before consideration of any hedging activities, a US
$0.01 increase (decrease) in the value of the A$ results in an approximate $1.0
- $2.0 million (decrease) increase in the Company's annual pre-tax operating income.

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

HEDGING POSITIONS

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the February 12, 2002 Filing Date.
Proceeds from the liquidation totaled approximately $42.2 million. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. The amount of gains/losses deferred are as follows: gains of $30.2 million for aluminum contracts, losses of $5.0 million for Australian dollars and $1.9 million for energy contracts.

The Company anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart.

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

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum
& Chemical Corporation (a Delaware corporation) and subsidiaries as of
December 31, 2001 and 2000, and the related statements of consolidated income
(loss), stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical
Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplate among other things, realization of assets and payment of liabilities in the normal course of business. As discussed in Note 1 to the consolidated financial statements, on February 12, 2002, the Company, Kaiser
Aluminum Corporation, its parent company, and certain of the Company's subsidiaries filed for reorganization under Chapter 11 of the United States
Bankruptcy Code. This action raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effects on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the aforementioned proceedings, or the possible inability of the Company to continue in existence.

ARTHUR ANDERSEN LLP

Houston, Texas
April 10, 2002

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                        -------------------------
(In millions of dollars, except share amounts)                                                 2001          2000
------------------------------------------------------------------------------------    -----------    ----------

ASSETS
Current assets:
   Cash and cash equivalents                                                            $    153.3     $    23.4
   Receivables:
     Trade, less allowance for doubtful receivables of $7.0 and $5.8                         124.1         188.7
     Other                                                                                    88.8         247.3
   Inventories                                                                               313.3         396.2
   Prepaid expenses and other current assets                                                  86.2         162.7
                                                                                        -----------    ----------
     Total current assets                                                                    765.7       1,018.3

Investments in and advances to unconsolidated affiliates                                      63.0          77.8
Property, plant, and equipment - net                                                       1,215.4       1,176.1
Deferred income taxes                                                                           -          452.3
Other assets                                                                                 706.1         622.9
                                                                                        -----------    ----------
     Total                                                                              $  2,750.2     $ 3,347.4
                                                                                        ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    167.4     $   236.8
   Accrued interest                                                                           35.4          37.5
   Accrued salaries, wages, and related expenses                                              88.9         110.3
   Accrued postretirement medical benefit obligation - current portion                        62.0          58.0
   Other accrued liabilities                                                                 222.0         287.2
   Payable to affiliates                                                                      54.2          80.0
   Long-term debt - current portion                                                          173.5          31.6
                                                                                        -----------    ----------
     Total current liabilities                                                               803.4         841.4

Long-term liabilities                                                                        920.0         703.9
Accrued postretirement medical benefit obligation                                            642.2         656.9
Long-term debt                                                                               700.8         957.8
Minority interests                                                                           117.8         100.4
Commitments and contingencies
Stockholders' equity:
   Preference stock - cumulative and convertible, par value $100, authorized
     1,000,000 shares, issued and outstanding, 8,969 and 9,250                                  .7            .7
   Common stock, par value 33 1/3 cents, authorized 100,000,000 shares;
     issued and outstanding, 46,171,365 shares                                                15.4          15.4
   Additional capital                                                                      2,437.6       2,300.8
   Accumulated deficit                                                                      (645.2)       (188.1)
   Accumulated other comprehensive income                                                    (67.3)         (1.8)
   Note receivable from parent                                                            (2,175.2)     (2,040.0)
                                                                                        -----------    ----------

     Total stockholders' equity                                                             (434.0)         87.0
                                                                                        -----------    ----------

     Total                                                                              $  2,750.2     $ 3,347.4
                                                                                        ===========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
(In millions of dollars)                                                                   2001          2000          1999
---------------------------------------------------------------------------------   -----------   -----------   -----------

Net sales                                                                           $  1,732.7    $  2,169.8    $  2,083.6
                                                                                    -----------   -----------   -----------

Costs and expenses:
   Cost of products sold                                                               1,638.4       1,891.4       1,893.5
   Depreciation and amortization                                                          90.2          76.9          89.5
   Selling, administrative, research and development, and general                        102.5         103.8         105.1
   Non-recurring operating items, net                                                   (163.6)        (41.9)         24.1
                                                                                    -----------   -----------   -----------

     Total costs and expenses                                                          1,667.5       2,030.2       2,112.2
                                                                                    -----------   -----------   -----------

Operating income (loss)                                                                   65.2         139.6         (28.6)

Other income (expense):
   Interest expense                                                                     (109.0)       (109.6)       (110.1)
   Gain on sale of interest in QAL                                                       163.6            -             -
   Gain on involuntary conversion at Gramercy facility                                                    -           85.0
   Other - net                                                                           (32.8)         (4.3)        (35.8)
                                                                                    -----------   -----------   -----------

Income (loss) before income taxes and minority interests                                  87.0          25.7         (89.5)

(Provision) benefit for income taxes                                                    (548.3)        (11.7)         32.6

Minority interests                                                                         4.3           3.5           4.5
                                                                                    -----------   -----------   -----------

Net income (loss)                                                                   $   (457.0)   $     17.5    $    (52.4)
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

CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

(In millions of dollars)
--------------------------------------------------------------------------------

                                                                                                 Accumulated        Note
                                                                                       Accu-           Other  Receivable
                                             Preference      Common    Additional    mulated   Comprehensive        From
                                                  Stock       Stock       Capital    Deficit   Income (Loss)      Parent     Total
------------------------------------------- ----------- -----------  ------------ ---------- --------------- ----------- ---------
BALANCE, DECEMBER 31, 1998                  $      1.5  $     15.4   $   2,052.8  $  (151.2) $         -     $ (1,794.1) $  124.4
   Net income (loss)                                -           -             -       (52.4)           -             -      (52.4)
   Minimum pension liability adjustment,
     net of income tax benefit of $.7               -           -             -           -            (1.2)         -       (1.2)
                                                                                                                         ---------
     Comprehensive income (loss)                    -           -             -           -            -             -      (53.6)
   Interest on note receivable from parent          -           -          118.8          -            -         (118.8)        -
   Contribution for LTIP shares                     -           -            1.3          -            -             -        1.3
   Capital contributions                            -           -             .1          -            -             -         .1
   Dividends                                        -           -             -         (.5)           -             -        (.5)
   Redeemable preference stock accretion            -           -             -        (1.0)           -             -       (1.0)
                                            ----------- -----------  ------------ ---------- --------------- ----------- ---------
BALANCE, DECEMBER 31, 1999                         1.5        15.4       2,173.0     (205.1)           (1.2)   (1,912.9)     70.7
   Net income                                       -           -             -        17.5            -             -       17.5
   Minimum pension liability adjustment,
     net of income tax benefit of $.4               -           -             -           -             (.6)         -        (.6)
                                                                                                                         ---------
     Comprehensive income                           -           -             -           -            -             -       16.9
   Interest on note receivable from parent          -           -          127.1          -            -         (127.1)        -
   Contribution for LTIP shares                     -           -             .7          -            -             -         .7
   Stock redemption                                (.8)         -             -           -            -             -        (.8)
   Dividends                                        -           -             -         (.5)           -             -        (.5)
                                            ----------- -----------  ------------ ---------- --------------- ----------- ---------
BALANCE, DECEMBER 31, 2000                          .7        15.4       2,300.8     (188.1)           (1.8)   (2,040.0)     87.0
   Net income (loss)                                -           -             -      (457.0)           -             -     (457.0)
   Minimum pension liability adjustment,
     net of income tax benefit of $38.0             -           -             -           -           (64.5)         -      (64.5)
   Cumulative effect of accounting change,
     net of income tax provision of $.5             -           -             -           -             1.8          -         1.8
   Unrealized net gain on derivative
     instruments arising during the
     period, net of income tax provision
     of $19.4                                       -           -             -           -            33.1          -       33.1
   Less reclassification adjustment for
     net realized gain on derivative
     instruments included in net income,
     net of income tax provision of $5.8            -           -             -           -           (10.9)         -      (10.9)
   Adjustment of valuation allowances for
     net deferred income tax assets provided
     in respect of items reflected in Other
     comprehensive income                           -           -             -           -           (25.0)         -      (25.0)
                                                                                                                         ---------
   Comprehensive income                             -           -             -           -            -             -     (522.5)
   Interest on note receivable to parent            -           -          135.2          -            -         (135.2)        -
   Contributions for LTIP shares and
     restricted stock accretion                     -           -            1.6          -            -             -        1.6
   Dividends                                        -           -             -         (.1)           -             -        (.1)
                                            ----------- -----------  ------------ ---------- --------------- ----------- ---------
BALANCE DECEMBER 31, 2001                   $       .7  $     15.4   $   2,437.6  $  (645.2) $        (67.3) $ (2,175.2) $ (434.0)
                                            =========== ===========  ============ ========== =============== =========== =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Year Ended December 31,
                                                                                          ----------------------------------------
(In millions of dollars)                                                                           2001          2000         1999
----------------------------------------------------------------------------------------  -------------  ------------  -----------

Cash flows from operating activities:
   Net income (loss)                                                                      $     (457.0)  $      17.5   $    (52.4)
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization (including deferred financing costs of $5.1, $4.4
         and $4.3)                                                                                95.3          81.3         93.8
       Non-cash restructuring and impairment charges                                              41.7          63.3         19.1
       Gain on involuntary conversion at Gramercy facility                                         -              -         (85.0)
       Gains-sale of QAL interest and real estate in 2001, real estate related in 2000,
         and interests in AKW L.P. in 1999                                                      (173.6)        (39.0)       (50.5)
       Equity in loss (income) of unconsolidated affiliates, net of distributions                  1.1          13.1         (4.9)
       Minority interests                                                                         (4.3)         (3.5)        (4.5)
       Decrease (increase) in trade and other receivables                                        225.7        (169.0)        21.3
       Decrease (increase) in inventories                                                         66.7         125.8         (2.6)
       Decrease (increase) in prepaid expenses and other current assets                           23.2          20.8        (66.9)
       (Decrease) increase in accounts payable (associated with operating activities)
         and accrued interest                                                                    (39.1)        (29.7)        58.8
       Decrease (increase) in payable to affiliates and other accrued liabilities                (48.5)         68.9         19.6
       Decrease in accrued and deferred income taxes                                             519.9         (10.2)       (55.1)
       Net cash impact by changes in long-term assets and liabilities                            (12.5)        (69.4)        15.7
       Other                                                                                      11.3          13.7          4.8
                                                                                          -------------  ------------  -----------

         Net cash provided (used) by operating activities                                        249.9          83.6        (88.8)
                                                                                          -------------  ------------  -----------

Cash flows from investing activities:
   Capital expenditures (including $78.6, $239.1 and $4.8 related to Gramercy facility)         (148.7)       (296.5)       (68.4)
   (Decrease) increase in accounts payable - Gramercy-related capital expenditures               (34.6)         34.6           -
   Gramercy-related property damage insurance recoveries                                           -           100.0           -
   Net proceeds from disposition of QAL interests in 2001, real estate in 2001, 2000 and
     1999 and AKW L.P. interests in 1999                                                         171.6          66.9         74.8
   Other                                                                                           2.4            .2         (3.3)
                                                                                          -------------  ------------  -----------

         Net cash (used) provided by investing activities                                         (9.3)        (94.8)         3.1
                                                                                          -------------  ------------  -----------

Cash flows from financing activities:
   (Repayments) borrowings under credit facility, net                                            (30.4)         20.0         10.4
   Repayments of other debt                                                                      (74.7)         (2.9)         (.6)
   Redemption of preference stock                                                                 (5.5)         (2.8)        (1.6)
   Incurrence of financing costs                                                                   -             (.4)         -
   Preference stock dividends paid                                                                 (.1)          (.5)         (.5)
   Capital contributions                                                                           -              -            .1
   Decrease in restricted cash, net                                                                -              -            .8
                                                                                          -------------  ------------  -----------

         Net cash provided (used) by financing activities                                       (110.7)         13.4           8.6
                                                                                          -------------  ------------  -----------

Net increase (decrease) in Cash and cash equivalents during the year                             129.9           2.2        (77.1)
Cash and cash equivalents at beginning of year                                                    23.4          21.2         98.3
                                                                                          -------------  ------------  -----------

Cash and cash equivalents at end of year                                                  $      153.3   $      23.4   $     21.2
                                                                                          =============  ============  ===========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $3.5, $6.5 and $3.4                      $      106.0   $     105.3   $    105.4
   Income taxes paid                                                                              52.1          19.6         24.1

       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)
--------------------------------------------------------------------------------

1.   REORGANIZATION PROCEEDINGS

On February 12, 2002, Kaiser Aluminum & Chemical Corporation (the "Company")
and 13 of its wholly owned subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Court")
for reorganization under Chapter 11 of the United States Bankruptcy Code (the
"Code"). On March 15, 2002, two additional wholly owned subsidiaries of the
Company filed petitions. The Company and its 15 subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter
11 proceedings of these entities are collectively referred to herein as the
"Cases." For purposes of these financial statements, the term "Filing Date"
shall mean with respect to any particular Debtor, the date on which such Debtor filed its Case. The wholly owned subsidiaries of the Company included in the
Cases are: Kaiser Bellwood Corporation, Kaiser Aluminium International, Inc.,
Kaiser Aluminum Technical Services, Inc., Kaiser Alumina Australia Corporation
(and its wholly owned subsidiary, Kaiser Finance Corporation) and ten other entities with limited balances or activities. Also, on February 12, 2002, Kaiser
Aluminum Corporation ("Kaiser"), the Company's parent company, filed a petition for reorganization. None of the Company's non-U.S. affiliates were included in the Cases. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

The necessity for filing the Cases was attributable to the liquidity and cash flow problems of the Company arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11. In addition, the Company had become increasingly burdened by the asbestos litigation (see Note 13) and growing legacy obligations for retiree medical and pension costs (see Note 10). The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

The outstanding principal of, and accrued interest on, all long-term debt of the
Company became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing
Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while the Company continues to manage the businesses. The Court has, however, upon motion by the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations, and to fund, on an interim basis pending a final determination of the issue by the Court, its joint ventures in the ordinary course of business. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

Generally, pre-Filing Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

The following table sets forth certain 2001 financial information for the
Debtors and non-Debtors.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Current assets                                        $         614.1    $        151.6   $          -       $       765.7
Investments in subsidiaries                                   1,391.1              33.4          (1,361.5)            63.0
Intercompany receivables (payables)                          (1,004.0)          1,004.0              -                 -
Property and equipment, net                                     825.5             389.9              -             1,215.4
Deferred income taxes                                           (66.6)             66.6              -                 -
Other assets                                                    696.9               9.2              -               706.1
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,457.0    $      1,654.7   $      (1,361.5)   $     2,750.2
                                                      ================   ===============  ================   ==============

Current liabilities                                   $         702.0    $        101.4   $          -       $       803.4
Other long-term liabilities                                   1,510.3              51.9              -             1,562.2
Long-term debt                                                  678.7              22.1              -               700.8
Minority interests                                               -                 98.8              19.0            117.8
Stockholders' equity                                           (434.0)          1,380.5          (1,380.5)          (434.0)
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,457.0    $      1,654.7   $      (1,361.5)   $     2,750.2
                                                      ================   ===============  ================   ==============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net sales                                             $       1,252.8    $        592.7   $        (112.8)   $     1,732.7
Costs and expenses:
     Operating costs and expenses                             1,353.7             577.8            (100.4)         1,831.1
     Non-recurring operating items                             (167.2)              3.6              -              (163.6)
                                                      ----------------   ---------------  ----------------   --------------
Operating income                                                 66.3              11.3             (12.4)            65.2
Interest expense                                               (106.5)             (2.5)             -              (109.0)
Other income (expense), net                                     131.8              (1.0)             -               130.8
Benefit (provision) for income tax                             (547.0)             (1.3)             -              (548.3)
Minority interests                                               -                  5.2               (.9)             4.3
Equity in income of subsidiaries                                 11.7              -                (11.7)             -
                                                      ----------------   ---------------  ----------------   --------------
Net income (loss)                                     $        (443.7)   $         11.7   $         (25.0)   $      (457.0)
                                                      ================   ===============  ================   ==============

The Company's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found in the Cases to exceed the fair value of their assets.
This could result in claims being paid at less than 100% of their face value and the equity of the Company's stockholders being diluted or cancelled.

Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The
Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the
Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more plans of reorganization to be proposed and voted on in the Cases in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the
Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

As provided by the Code, the Debtors initially have the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. If the
Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern. The consolidated financial statements of the Company have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.
The financial statements for periods ending after the Filing Date will include adjustments and reclassifications to reflect the liabilities which have been deferred as a result of the commencement of the Cases. Specifically, but not all inclusive, the consolidated financial statements do not present: (a) the classification of any long-term debt which is in default as a current liability,
(b) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (c) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or
(d) the effect of any changes which may be made in connection with the Debtors'
capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

Future financial statements of the Company and the Debtors will be reported in accordance with Statement of Position 90-7, Financial Reporting by Entities in
Reorganization Under the Bankruptcy Code ("SOP 90-7"). The more significant impacts on the Company's future financial reporting (prior to any plan of reorganization that may be approved by the Court) will be -

   -  The balance sheet will distinguish between pre-Filing Date liabilities that are subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised) and post-Filing Date obligations. (See Note 8 for a break-down of secured vs.
      unsecured debt).

   -  Interest expense will only be reflected for fully secured debt.
      Contractual interest expense for debt subject to compromise will be reported parenthetically on the face of the statement of consolidated income (loss) but will not be deducted in determining net income.

   -  Revenues, gains and losses, costs and expenses (including professional fees) and provisions for losses resulting directly from the Cases will be separately reported as "Reorganization Items" in the statement of consolidated income (loss). Interest income earned by the Debtors that would not have otherwise been earned during the pendency of the Cases will also be reported as a "reorganization item." The amounts of reorganization items that will be incurred during the pendency of the Cases cannot be predicted at this time, but such amounts are expected to be significant.

Principles of Consolidation. The consolidated financial statements include the statements of the Company and its majority owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser which is a subsidiary of MAXXAM Inc.
("MAXXAM"). The Company operates in all principal aspects of the aluminum industry-the mining of bauxite (the major aluminum bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina, before consideration of the Gramercy incident (see Note 3), and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note 16).

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

Inventories. Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories at December 31, 2001, have been reduced by
(a) a $5.6 charge (in non-recurring operating items) to write-down certain excess operating supplies and repairs and maintenance parts that will be sold, rather than used in production, as part of the Company's performance improvement initiative to generate one-time cash and (b) $8.2 of LIFO inventory charges (in cost of products sold) as reductions of inventory volumes were in inventory layers with higher costs than current market prices ($3.2 of which was recorded in the fourth quarter of 2001). Inventories at December 31, 2000, were reduced by LIFO inventory charges totaling $24.1 ($.6 in cost of products sold and $23.5 in non-recurring operating items). The non-recurring LIFO charges result primarily from the Washington smelters' curtailment ($4.5), the exit from the can body stock product line ($11.1) and the delayed restart of the Gramercy facility ($7.0). Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market.
Inventory costs consist of material, labor, and manufacturing overhead, including depreciation. Inventories consist of the following:

                                                                              December 31,
                                                                      ----------------------------
                                                                              2001            2000
-----------------------------------------------------------------     ------------   -------------
Finished fabricated products                                          $      30.4    $        54.6
Primary aluminum and work in process                                        108.3            126.9
Bauxite and alumina                                                          77.7             88.6
Operating supplies and repair and maintenance parts                          96.9            126.1
                                                                      ------------   -------------
                                                                      $     313.3    $       396.2
                                                                      ============   =============

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
No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2001, 2000 and 1999 were at or above the market price. The pro forma after-tax effect of the estimated fair value of the grants would be to reduce net income in 2001 by $.3, reduce net income in 2000 by $2.2 and increase the net loss in 1999 by $1.8. The fair value of the 2001, 2000 and
1999 stock option grants were estimated using a Black-Scholes option pricing model.

Other Income (Expense). Amounts included in other income (expense) in 2001, 2000 and 1999, other than interest expense, gain on sale of QAL interest and gain on involuntary conversion at the Gramercy facility, included the following pre-tax gains (losses):

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                                        2001          2000            1999
-------------------------------------------------------        -------------  ------------  --------------
Asbestos-related charges (Note 13)                             $      (57.2)  $     (43.0)  $       (53.2)
Gains on sale of real estate (Note 5)                                   6.9          22.0            -
Mark-to-market gains (losses) (Note 14)                                35.6          11.0           (32.8)
Adjustment to environmental liabilities (Note 13)                     (13.5)        -                 -
MetalSpectrum investment write-off (Note 4)                            (2.8)        -                 -
Lease obligation adjustment (Note 13)                                   -            17.0             -
Gain on sale of interests in AKW L.P. (Note 4)                          -             -              50.5
                                                              -------------  ------------  --------------
   Special items, net                                                (31.0)          7.0           (35.5)
All other, net                                                        (1.8)        (11.3)            (.4)
                                                              -------------  ------------  --------------
                                                              $      (32.8)  $      (4.3)  $       (35.9)
                                                              =============  ============  ==============

Deferred Financing Costs. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense. As a result of the Cases, the amortization of the deferred financing costs related to the Debtors' unsecured debt was discontinued on the Filing Date.

Goodwill. Through the year ended December 31, 2001, the goodwill associated with the acquisition of the Chandler, Arizona facility (see Note 5) was being amortized on a straight-line basis over 20 years. Beginning with the first quarter of 2002, the Company discontinued the amortization of goodwill consistent with Statement of Financial Accounting Standards No. 142, Goodwill
and Other Intangible Assets ("SFAS No. 142"). However, the discontinuance of amortization of goodwill will not have a material effect on the Company's results of operations or financial condition (the amount of amortization in 2001 was less than $.8). In accordance with SFAS No. 142, which was adopted as of
January 1, 2002, the Company will review goodwill for impairment at least annually. The adoption of SFAS No. 142 will not have a material impact on the
Company's future operating results. As of December 31, 2001, unamortized goodwill was approximately $11.4 and was included in Other assets in the accompanying consolidated balance sheets.

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

Pre-2001 Accounting. Accounting guidelines in place through December 31, 2000, provided that any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were recorded in net sales or cost of products sold (as applicable) together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge (deferral) accounting would have been terminated (resulting in the applicable derivative positions being marked-to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in 1999 or 2000.

Current Accounting. Effective January 1, 2001, the Company began reporting derivative activities pursuant to Statement of Financial Accounting Standards
("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see Note 14). This contrasts with pre-2001 accounting principles, which generally only required certain "non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the
Company's hedging positions are initially recorded in other comprehensive income, such changes reverse out of other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in net sales or cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge"
accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur during
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

SFAS No. 133 requires that, as of the date of the initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on authoritative accounting literature issued during the first quarter of 2001, it was determined that all of the cumulative impact of adopting SFAS No. 133 should be recorded in other comprehensive income. The cumulative effect amount was reclassified to earnings during 2001.

Fair Value of Financial Instruments. Given the fact that the fair value of substantially all of the Company's outstanding indebtedness will be determined as part of the plan of reorganization, it is impracticable and inappropriate to estimate the fair value of these financial instruments at December 31, 2001.

New Accounting Pronouncements. Statement of Financial Accounting Standard No.
143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), was issued in
June 2001 and must be first applied to the Company's consolidated financial statements beginning January 1, 2003, although earlier adoption is permitted. In general terms, SFAS No. 143 requires the recognition of a liability resulting from anticipated retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations.
Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. the type of environmental obligations discussed in
Note 12).

The Company's consolidated financial statements already reflect reclamation obligations by its bauxite mining operations in accordance with accounting policies consistent with SFAS No. 143. At December 31, 2001, the amount of the accrued reclamation obligations included in the consolidated financial statements was approximately $3.1 after considering expenditures in 2001 of approximately $3.0. The Company is continuing its evaluation of SFAS No. 143.
The Company expects that the costs associated with the accrued reclamation obligations as of December 31, 2001 will be incurred, in the ordinary course, during the ensuing 12 to 18 months. At the same time, additional accruals in respect of future mining will be incurred. A decision as to the formal adoption of SFAS No. 143 has not been made in respect of any other items that may be applicable. However, the Company does not currently expect the adoption of SFAS
No. 143 to have a material impact on its future financial statements.

Statement of Financial Accounting Standard No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") was issued in
August 2001. In general terms, SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, and supersedes prior rules in this regard. SFAS No. 144 retains the existing accounting requirements for recognizing impairments on long-lived assets that are to be held and used.
However, it provides additional guidelines such as a "probability-weighted cash flow estimation" approach to deal with situations where alternative and undecided courses of action exist. Under SFAS No. 144, long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or fair value less cost to sell. SFAS No. 144 must be first applied to the
Company's consolidated financial statements beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

3. INCIDENT AT GRAMERCY FACILITY

In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed.
Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December
2000. However, construction was not substantially completed until the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated capacity of 1,250,000 tons.
During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency.

Property Damage. The Company's insurance policies provided that the Company would be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, the Company recorded a pre-tax gain of $85.0, representing the difference between the minimum expected property damage reimbursement amount of $100.0 and the net carrying value of the damaged property of $15.0. The reimbursement amount was collected in 2000.

Clean-up, Site Preparation and Other Costs/Losses. The following table recaps clean-up, site preparation and other costs/losses associated with the Gramercy incident:

                                                                      1999              2000            2001          Total
----------------------------------------------------------    ------------      ------------     -----------     ----------
Clean-up and site preparation                                 $      14.0       $      10.0      $       -       $    24.0
Business interruption costs                                          41.0             110.0            36.6          187.6
Abnormal start-up costs                                                -                 -             64.9           64.9
Litigation costs                                                       -                 -              6.5            6.5
                                                              ------------      ------------     -----------     ----------
                                                                     55.0             120.0           108.0          283.0
Offsetting business interruption insurance recoveries               (55.0)           (120.0)          (36.6)        (211.6)
                                                              ------------      ------------     -----------     ----------
Net impacts reflected in Cost of products sold                $        -        $        -       $     71.4      $    71.4
                                                              ============      ============     ===========     ==========

During July 2001, the Company and its insurers reached a global settlement agreement in respect of all of the Company's business interruption and property damage claims. The Company does not expect any additional insurance recoveries.

Depreciation expense for the first six months of 1999 was approximately $6.0.
The Company suspended depreciation at the facility starting in July 1999 since production was completely curtailed. However, in accordance with an agreement with the Company's insurers, during 2000, the Company recorded a depreciation charge of $14.3, representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through
November 2000. However, this charge did not have any impact on the Company's operating results as the Company had reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers agreed to reimburse the Company this amount. Since production at the facility was partially restored during December 2000, normal depreciation commenced in
December 2000.

Contingencies. The Gramercy incident resulted in a significant number of individual and class action lawsuits being filed against the Company and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. After these matters were consolidated, the individual claims against the Company were settled for amounts which, after the application of insurance, were not material to the Company. Further, an agreement has been reached with the class plaintiffs for an amount which, after the application of insurance, is not material to the Company. While the class settlement remains subject to court approval and while certain plaintiffs may opt out of the settlement, the Company does not currently believe that this presents any material risk to the Company. Finally, the Company faces new claims from certain parties to the litigation regarding the interpretation of and alleged claims concerning certain settlement and other agreements made during the course of the litigation. The aggregate amount of damages threatened in these claims could, in certain circumstances, be substantial. However, the
Company does not currently believe these claims will result in any material liability to the Company.

The Company currently believes that any amount from unsettled workers'
compensation claims from the Gramercy incident in excess of the coverage limitations will not have a material effect on the Company's consolidated financial position or liquidity. However, while unlikely, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

4.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Summary of combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (20.0% owned), Anglesey
Aluminium Limited ("Anglesey") (49.0% owned) and Kaiser Jamaica Bauxite Company
(49.0% owned). The equity in income (loss) before income taxes of such operations is treated as a reduction (increase) in Cost of products sold. At
December 31, 2001 and 2000, the Company's net receivables from these affiliates were not material.

In September 2001, the Company sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 (included in Other income/(expense) in the accompanying consolidated statements of income (loss)).
As a result of the transaction, the Company now owns a 20% interest in QAL. The total value of the transaction was approximately $189.0, consisting of a cash payment of approximately $159.0 plus the purchaser's assumption of approximately
$30.0 of off-balance sheet QAL indebtedness guaranteed by the Company prior to the sale. The Company's share of QAL's production for the first eight months of
2001 and for the years ended December 31, 2000 and 1999 was approximately
668,000 tons, 1,064,000 tons and 1,033,000 tons, respectively. Had the sale of the QAL interest been effective as of the beginning of 1999, the Company's share of QAL's production for 2001, 2000 and 1999 would have been reduced by approximately 196,000 tons, 312,000 tons and 304,000 tons, respectively.
Historically, the Company has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed (see Note 7). The reduction in the Company's alumina supply associated with this transaction is expected to be substantially offset by the return of its Gramercy alumina refinery to full operations during the first quarter of 2002 at a higher capacity and by planned increases during
2003 in capacity at its Alpart alumina refinery in Jamaica. The QAL transaction is not expected to have an adverse impact on the Company's ability to satisfy existing third-party alumina customer contracts.

In June 2001, the Company wrote-off its investment of $2.8 in MetalSpectrum,
LLC, a start-up, e-commerce entity in which the Company was a founding partner
(in 2000). MetalSpectrum ceased operations during the second quarter of 2001.

In 1999, the Company sold its 50% interest in AKW L.P. ("AKW") to its partner for $70.4, which resulted in the Company recognizing a net pre-tax gain of $50.5
(included in Other income (expense) - Note 2). The Company's equity in income of
AKW was $2.5 for the year ended December 31, 1999.

Summary of Combined Financial Position

                                                                                   December 31,
                                                                            ---------------------------
                                                                                   2001            2000
------------------------------------------------------------------------    -----------     -----------

Current assets                                                              $     362.4     $     350.1
Long-term assets (primarily property, plant, and equipment, net)                  345.7           327.3
                                                                            -----------     -----------
   Total assets                                                             $     708.1     $     677.4
                                                                            ===========     ===========

Current liabilities                                                         $     237.6     $     144.1
Long-term liabilities (primarily long-term debt)                                  271.2           331.4
Stockholders' equity                                                              199.3           201.9
                                                                            -----------     -----------
   Total liabilities and stockholders' equity                               $     708.1     $     677.4
                                                                            ===========     ===========

Summary of Combined Operations

                                                                         Year Ended December 31,
                                                                   -----------------------------------
                                                                       2001          2000         1999
---------------------------------------------------------------    --------      --------     --------
Net sales                                                          $ 633.5       $ 602.9      $ 594.9
Costs and expenses                                                  (621.5)       (617.1)      (582.9)
(Provision) benefit for income taxes                                  (3.9)         (4.5)          .8
                                                                   --------      --------     --------
Net income (loss)                                                  $   8.1       $ (18.7)     $  12.8
                                                                   ========      ========     ========

Company's equity in income (loss)                                  $   1.7       $  (4.8)     $   4.9
                                                                   ========      ========     ========

Dividends received                                                 $   2.8       $   8.3      $    -
                                                                   ========      ========     ========

The Company's equity in income differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. Prior to December 31, 2000, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets and such excess was being amortized to Depreciation and amortization. At December 31,
2000, the excess investment had been fully amortized. Such amortization was approximately $10.0 for each of the years ended December 31, 2000 and 1999.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as management and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $266.0, $235.7 and $223.7, in the years ended December 31, 2001,
2000 and 1999, respectively.

5.   PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:

                                                                                    December 31,
                                                                             --------------------------
                                                                                   2001            2000
-------------------------------------------------------------------------    ----------      ----------

Land and improvements                                                        $   130.9       $   130.7
Buildings                                                                        207.0           197.2
Machinery and equipment                                                        1,881.3         1,702.8
Construction in progress                                                          46.4           130.3
                                                                             ----------      ----------
                                                                               2,265.6         2,161.0
Accumulated depreciation                                                      (1,050.2)         (984.9)
                                                                             ----------      ----------
     Property, plant, and equipment, net                                     $ 1,215.4       $ 1,176.1
                                                                             ==========      ==========

During the period from 1999 to 2001, the Company completed several acquisitions and dispositions and, based on changes in circumstances, recorded impairment charges as discussed below:

Acquisition and Disposition Activity -

-    During 2001, as part of its ongoing initiatives to generate cash benefits, the Company sold certain non-operating real estate for net proceeds totaling approximately $7.9, resulting in a pre-tax gain of $6.9 (included in Other income (expense) - see Note 2).

-    During 2000, the Company sold (a) its Pleasanton, California office complex, because the complex had become surplus to the Company's needs, for net proceeds of approximately $51.6, which resulted in a net pre-tax gain of $22.0 (included in Other income (expense) - see Note 2); (b) certain non-operating properties, in the ordinary course of business, for total proceeds of approximately $12.0; and (c) the Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the Micromill technology. The sale of the non-operating properties and Micromill assets did not have a material impact on the Company's 2000 operating results.

-    In May 2000, the Company acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1 ($1.1 of property, plant and equipment $2.8 of accounts receivables, inventory and prepaid expenses and $12.2 of goodwill).

Impairment Charges -

-    The Company concluded that the profitability of its Trentwood facility can be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market. As a result of this decision, the Company plans to sell or idle several pieces of equipment resulting in an impairment charge of approximately $17.7 at
     December 31, 2001 (which amount was reflected in Non-recurring operating items - see Note 6). Additional charges are likely as the Company works through all of the operational impacts of this decision to exit the lid, tab and brazing sheet product lines.

-    During 2000, the Company evaluated the recoverability of the approximate
     $200.0 carrying value of its Washington smelters, as a result of the change in the economic environment of the Pacific Northwest associated with the reduced power availability and higher power costs for the Company's
     Washington smelters under the terms of the contract with the Bonneville
     Power Administration ("BPA") starting in October 2001 (see Note 7). The
     Company determined that the expected future undiscounted cash flows of the
     Washington smelters were below their carrying value. Accordingly, the
     Company adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $33.0 (which amount was reflected in Non-recurring operating items - see Note 6). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

-    In 1999, based on negotiations with third parties, the Company concluded to sell the Micromill assets and technology for less than the then existing carrying value. Accordingly, the carrying value of the Micromill assets were reduced by recording an impairment charge of $19.1 in 1999 (see Note
     6).

6.   NON-RECURRING OPERATING ITEMS

The income (loss) impact associated with non-recurring operating items for 2001,
2000 and 1999 was as follows:

                                                                                           Year Ended December 31,
                                                                                  -----------------------------------------
                                                          Business Segment                  2001          2000         1999
-------------------------------------------------   ----------------------------  --------------  ------------   ----------
Net gains from power sales (Note 7)                 Primary Aluminum              $       229.2   $     159.5    $    -

Restructuring charges                               Bauxite & Alumina                 (15.8)          (.8)        -
                                                    Primary Aluminum                       (7.5)         (3.1)        -
                                                    Flat-Rolled Products                  (10.7)        -             -
                                                    Corporate                              (1.2)         (5.5)        -
Contractual labor costs related to smelter
     curtailments (Note 7)                          Primary Aluminum                      (12.7)        -             -

Labor settlement charge                             See below                            -              (38.5)        -

Impairment charges associated with
     product line exits                             Flat-Rolled Products                 -              (12.6)        -
                                                    Engineered Products                  -               (5.6)        -
Other impairment charges (Note 5):
     Trentwood equipment                            Flat-Rolled Products                  (17.7)        -             -
     Washington smelters                            Primary Aluminum                     -              (33.0)        -
     Micromill                                      Micromill                            -              -            (19.1)

Gramercy related items:
     Incremental maintenance                        Bauxite & Alumina                -              (11.5)        -
     Insurance deductibles, etc.                    Bauxite & Alumina                -              -             (4.0)
                                                    Corporate                            -              -             (1.0)
     LIFO inventory charge (Note 2)                 Bauxite & Alumina                -               (7.0)        -
                                                                                  --------------  ------------   ----------
                                                                                  $       163.6   $      41.9    $   (24.1)
                                                                                  ==============  ============   ==========

During 2001, the Company launched a performance improvement initiative (the
"program") designed to increase operating cash flow, generate benefits and improve the Company's financial flexibility. The program resulted in restructuring charges totaling $35.2 which consisted of $17.9 of employee benefit and related costs for a group of approximately 355 salaried and hourly job eliminations ($3.8 of costs and job eliminations of 230 in the fourth quarter of 2001), an inventory charge of $5.6 (see Note 2) and third party consulting costs of $11.7 ($4.4 in the fourth quarter of 2001). As of December
31, 2001, approximately 340 of the job eliminations had occurred. It is anticipated that the remaining job eliminations will occur during the first quarter of 2002 or soon thereafter. Approximately $7.7 of the employee benefit and related costs were cash costs that have been incurred or will be incurred during the first quarter of 2002. The balance of the employee benefit and related costs represent increased pension and post-retirement medical costs that will be funded over longer periods. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

The 2000 restructuring charges were associated with the Primary aluminum and
Corporate segments' ongoing cost reduction initiatives. During 2000, these initiative resulted in restructuring charges for employee benefit and other costs for approximately 50 job eliminations at the Company's Tacoma facility and approximately 50 employee eliminations due to consolidation or elimination of certain corporate staff functions. At December 31, 2001, all job eliminations associated with these initiatives had occurred.

From September 1998 through September 2000, the Company and the United
Steelworkers of America ("USWA") were involved in a labor dispute as a result of the September 1998 USWA strike and the subsequent "lock-out" by the Company in
February 1999. The labor dispute was settled in September 2000. Under the terms of the settlement, USWA members generally returned to the affected plants during
October 2000. The Company recorded a one-time pre-tax charge of $38.5 in 2000 to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.
The allocation of the labor settlement charge to the business units was: Bauxite and alumina - $2.1, Primary aluminum - $15.9, Flat-rolled products - $18.2 and
Engineered products - $2.3. At December 31, 2001, approximately $30.0 of such costs had been paid. It is anticipated that substantially all remaining costs will be incurred during 2002.

The $12.6 impairment charge reflected by the Company's Flat-Rolled products segment in 2000 included a $11.1 LIFO inventory charge (see Note 2) and a $1.5 charge to reduce the carrying value of certain assets to their estimated net realizable value as a result of the segment's decision to exit the can body stock product line. The $5.6 impairment charge recorded by the Company's
Engineered products segment in 2000 included a $.9 LIFO inventory charge and a
$4.7 charge to reduce the carrying value of certain machining facilities and assets, which were no longer required as a result of the segment's decision to exit a marginal product line, to their estimated net realizable value.

The incremental maintenance charge in 2000 consisted of normal recurring maintenance expenditures for the Gramercy facility that otherwise would have been incurred in the ordinary course of business over a one to three year period. The Company chose to incur the expenditures prior to the restart of the facility to avoid normal operational outages that otherwise would have occurred once the facility resumed production.

The insurance deductible charges in 1999 consist of deductible and self-retention provisions under the insurance coverage related to the Gramercy facility incident. See Note 3.

7.   PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

Power Sales. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company (first partially and then fully) curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the last half of 2000 and all of 2001. As a result of the curtailments, as permitted under the BPA contract, the Company sold the power that it had under contract through September 30, 2001 (the end of the contract period). In connection with such power sales, the Company recorded net pre-tax gains of approximately $229.2 in 2001 and $159.5 in 2000. Gross proceeds were offset by employee-related expenses, a non-cash LIFO inventory charge and other fixed commitments. The resulting net gains have been reflected as Non-recurring operating items (see Note 6). The net gain amounts were composed of gross proceeds of $259.5 in 2001 and $207.8 in 2000, of which $347.5 was received in
2001 and $119.8 was received in 2000 (although a portion of such proceeds represent a replacement of the profit that would have otherwise been generated through operations).

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the BPA under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately 290 megawatts of power through September 2006.
The contract provides the Company with sufficient power to fully operate the
Company's Trentwood facility (which requires up to an approximate 40 megawatts)
as well as approximately 40% of the combined capacity of the Company's Mead and
Tacoma aluminum smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through March 31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through September 2002 period are essentially unchanged from the prior six-month rate. The Company cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. The contract also includes a take-or-pay requirement and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, the Company can only remarket its power allocation to reduce or eliminate take-or-pay requirements. The Company is not entitled to receive any profits from any such remarketing efforts. During October 2001, the Company and the BPA reached an agreement whereby: (a) the Company would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and
(b) the Company retained its rights to restart its smelter operations at any time. In return for the foregoing, the Company granted the BPA certain limited power interruption rights in the first year of the contract if the Company is operating its Northwest smelters. The Department of Energy acknowledged that capital spending in respect of the Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds. Beginning October 2002, unless there is a further amendment of the Company's obligations, the Company could be liable for take-or-pay costs under the BPA contract, and such amounts could be significant. The Company is reviewing its rights and obligations in respect of the BPA contract in light of
Chapter 11 filings.

Subject to the limited interruption rights granted to the BPA (described above), or any impact resulting from the Cases, the Company has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its
Northwest smelting capacity. Were the Company to want to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For the Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its
Northwest smelter capacity in the near future. Were the Company to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the
Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the USWA during periods of curtailment. As of December 31, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the
USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% ($12.7 in 2001; $9.4 of which was reflected in the fourth quarter) have been accrued through early 2003, as the
Company does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and could adversely impact the Company's operating results and liquidity. The present value of such costs could be in the
$50.0 to $60.0 range. However, such costs would likely be paid out over an extended period.

8.   LONG-TERM DEBT

Long-term debt and its maturity schedule are as follows (before considering any impacts of the Debtors' Chapter 11 filings in February 2002 as discussed below):

                                                                                                             December 31,
                                                                                                           ----------------
                                                                                                     2007
                                                                                                      and     2001     2000
                                                       2002      2003    2004     2005     2006     After    Total    Total
--------------------------------------------------  -------  -------- -------  -------  -------  --------  -------  -------
Secured:
     Credit Agreement                                                                                      $  -     $  30.4
     Alpart CARIFA Loans - (fixed and variable
         rates) due 2007, 2008                                                                   $  22.0     22.0      56.0
     7.6% Solid Waste Disposal Revenue Bonds
         due 2027                                                                                   19.0     19.0      19.0
Unsecured:
     9 7/8% Senior Notes due 2002, net              $ 172.8                                                  172.8    224.8
     10 7/8% Senior Notes due 2006, net                                                 $ 225.4              225.4    225.5
     12 3/4% Senior Subordinated Notes due 2003              $  400.0                                        400.0    400.0
     Other borrowings (fixed and variable rates)         .7        .8 $    .7  $    .8       .8     31.3      35.1     33.7
                                                    -------  -------- -------  -------  -------  --------  -------  -------

Total                                               $ 173.5  $  400.8 $    .7  $    .8  $ 226.2  $   72.3    874.3    989.4
                                                    =======  ======== =======  =======  =======  ========

Less current portion                                                                                         173.5     31.6
                                                                                                           -------  -------
     Long-term debt                                                                                        $ 700.8  $ 957.8
                                                                                                           =======  =======

DIP Facility. On February 12, 2002, the Company and Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility") which provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. The DIP Facility contains substantially similar terms and conditions to those that were included in the Credit Agreement (see below). The Company is able to borrow under the DIP
Facility by means of revolving credit advances and letters of credit (up to
$125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement.
The DIP Facility is guaranteed by the Company, the Debtor subsidiaries and two non-debtor wholly owned subsidiaries, Kaiser Jamaica Corporation and Alpart
Jamaica Inc. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The Court signed a final order approving the DIP Facility on March 19, 2002. At March 31, 2002, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $54.1. As of March 31, 2002,
$121.0 (of which $70.9 could be used for additional letters of credit) was available to the Company under the DIP Facility. The Company expects that the borrowing base amount will increase by approximately $50.0 once certain appraisal information is provided to the lenders.

Credit Agreement. Prior to the February 12, 2002 Filing Date, the Company had a
credit agreement, as amended (the "Credit Agreement") which provided a secured, revolving line of credit. The Credit Agreement was secured by, among other things, (i) mortgages on the Company's major domestic plants (excluding the
Company's Gramercy alumina plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser;
and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates. The Credit Agreement terminated on the Filing Date and was replaced by the DIP Facility discussed above. During the last six months of
2001, there were no borrowings under the Credit Agreement. During the first six months of 2001, month-end borrowings under the Credit Agreement were as high as approximately $94.0, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the
Credit Agreement during 2001 was approximately $11.8. The average interest rate on loans outstanding under the Credit Agreement during 2001 was approximately
10.0% per annum. As of the Filing Date, outstanding letters of credit were approximately $43.3 and there were no borrowings outstanding under the Credit
Agreement.

9 7/8% Notes, 10 7/8% Notes and 12 3/4% Notes. The obligations of the Company with respect to its 9 7/8% Senior Notes due 2002 (the 9 7/8% Notes), its 10 7/8%
Senior Notes due 2006 (the "10 7/8% Notes") and its 12 3/4% Senior Subordinated
Notes due 2003 (the "12 3/4% Notes") are guaranteed, jointly and severally, by certain subsidiaries of the Company. Prior to concluding that, as a result of the events outlined in Note 1, the Company should file the Cases, the Company had purchased $52.2 of the 9 7/8% Notes. The net gain from the purchase of the notes was less than $1.1 and has been included in Other income (expense) in the accompanying statements of consolidated income (loss).

Alpart CARIFA Loans. In December 1991, Alumina Partners of Jamaica ("Alpart")
entered into a loan agreement with the Caribbean Basin Projects Financing
Authority ("CARIFA"). As of December 31, 2001, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $23.5. The
Company was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

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

7.6% Solid Waste Disposal Revenue Bonds. The sold waste disposal revenue bonds are secured by a first mortgage on certain machinery at the Company's Mead smelter.

Debt Covenants and Restrictions. The DIP Facility requires the Company to comply with certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The DIP Facility is secured by, among other things, (i) mortgages on the Company's major domestic plants; (ii)
subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by Kaiser; and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

The indentures governing the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4%
Notes (collectively, the "Indentures") restrict, among other things, the
Company's ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that the Company must offer to purchase the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes,
respectively, upon the occurrence of a Change of Control (as defined therein).

9.   INCOME TAXES

Income (loss) before income taxes and minority interests by geographic area is as follows:

                                                 Year Ended December 31,
                                       -------------------------------------------
                                             2001             2000            1999
------------------------------------   ----------      -----------      ----------
Domestic                               $  (126.2)      $    (96.3)      $   (81.4)
Foreign                                    213.2            122.0            (8.1)
                                       ----------      -----------      ----------

     Total                             $    87.0       $     25.7       $   (89.5)
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

                                                  Federal           Foreign           State          Total
----------------------------------------     ------------      ------------     -----------     ----------
2001     Current                             $      (1.1)      $     (40.6)     $       -       $   (41.7)
         Deferred                                 (482.4)                .5          (24.7)        (506.6)
                                             ------------      ------------     -----------     ----------
              Total                          $    (483.5)      $     (40.1)     $    (24.7)     $  (548.3)
                                             ============      ============     ===========     ==========

2000     Current                             $      (1.8)      $     (35.3)     $      (.3)     $   (37.4)
         Deferred                                   35.3              (8.9)            (.7)          25.7
                                             ------------      ------------     -----------     ----------
              Total                          $      33.5       $     (44.2)     $     (1.0)     $   (11.7)
                                             ============      ============     ===========     ==========

1999     Current                             $       (.5)      $     (23.1)     $      (.3)     $   (23.9)
         Deferred                                   43.7               7.1             5.7           56.5
                                             ------------      ------------     -----------     ----------
              Total                          $      43.2       $     (16.0)     $      5.4      $    32.6
                                             ============      ============     ===========     ==========

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss)
before income taxes and minority interests is as follows:

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                            2001          2000         1999
----------------------------------------------------------------------------------  ------------  ------------  -----------
Amount of federal income tax (provision) benefit based on the statutory rate        $     (30.5)  $      (9.0)  $     31.4
Increase in valuation allowances and revision of prior years' tax estimates              (512.0)         (1.8)         1.1
Percentage depletion                                                                        4.9           3.0          2.8
Foreign taxes, net of federal tax benefit                                                  (9.6)         (3.2)        (3.2)
Other                                                                                      (1.1)          (.7)          .5
                                                                                    ------------  ------------  -----------
(Provision) benefit for income taxes                                                $    (548.3)  $     (11.7)  $     32.6
                                                                                    ============  ============  ===========

The components of the Company's net deferred income tax assets are as follows:

                                                                         December 31,
                                                                 -----------------------------
                                                                         2001             2000
--------------------------------------------------------------   ------------      -----------
Deferred income tax assets:
     Postretirement benefits other than pensions                 $     264.0       $    267.4
     Loss and credit carryforwards                                     149.4            125.2
     Other liabilities                                                 192.7            143.7
     Other                                                             170.5            181.5
     Valuation allowances                                             (652.1)          (122.3)
                                                                 ------------      -----------
         Total deferred income tax assets-net                          124.5            595.5
                                                                 ------------      -----------

Deferred income tax liabilities:
     Property, plant, and equipment                                   (122.3)          (105.1)
     Other                                                             (41.6)           (26.2)
                                                                 ------------      -----------
         Total deferred income tax liabilities                        (163.9)          (131.3)
                                                                 ------------      -----------

Net deferred income tax assets (liabilities)(1)                  $     (39.4)      $    464.2
                                                                 ============      ===========

(1)  Net deferred income tax assets of $56.0 are included in the Consolidated
     Balance Sheets as of December 31, 2000 in the caption entitled Prepaid expenses and other current assets. Net deferred income tax liabilities of
     $39.4 and $46.0 are included in the Consolidated Balance Sheets as of
     December 31, 2001 and 2000, respectively, in the caption entitled Long-term liabilities.

The principal component of the Company's deferred income tax assets is the tax benefit associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30-to-40-year period. If such deductions create or increase a net operating loss, the Company has the ability to carry forward such loss for 20 taxable years. Accordingly, prior to the Cases, the Company believed that a long-term view of profitability was appropriate and had concluded that the net deferred income tax asset would more likely than not be realized.

However, in light of the Cases, the Company provided additional valuation allowances of $529.8 during the fourth quarter of 2001 of which $504.8 was recorded in (Provision) benefit for income taxes in the accompanying statements of consolidated income (loss) and $25.0 was recorded in Other comprehensive income (loss) in the accompanying consolidated balance sheet. The additional valuation allowances were provided as the Company no longer believes that the
"more likely than not" recognition criteria were appropriate given a combination of factors including: (a) the expiration date of the loss and credit carryforwards; (b) the possibility that all or a substantial portion of the loss and credit carryforwards and tax basis of assets could be reduced to the extent of cancellation of indebtedness occurring as a part of a reorganization plan;
(c) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change of ownership occurs as a result of the Debtors reorganization; and (d) due to updated near-term expectations regarding near-term taxable income. In prior periods, the Company had concluded that a substantial portion of these items would more likely than not be realized
(to the extent not covered by valuation allowances), based on the cyclical nature of its business, its history of operating earnings, and its then existing expectations for future years. The valuation allowances adjustment has no impact on the Company's liquidity, operations or loan compliance and is not intended, in any way, to be indicative of their long-term prospects or ability to successfully reorganize.

At December 31, 2001, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $57.6 and $1.0, respectively, which expire periodically through 2019 and 2011, respectively, foreign tax credit ("FTC") carryforwards of $93.5, which expire primarily from 2004 through 2006, and alternative minimum tax ("AMT") credit carryforwards of $27.3, which have an indefinite life. The Company also has AMT net operating loss and FTC carryforwards of $1.0 and $104.5, respectively, available, subject to certain limitations, to offset future alternative minimum taxable income, which expire periodically through 2011 and 2006, respectively.

The Company and its domestic subsidiaries (collectively, the "KACC Subgroup")
are members of the consolidated return group of which Kaiser is the common parent corporation and are included in Kaiser's consolidated federal income tax returns. During the period from October 28, 1988, through June 30, 1993, the
KACC Subgroup was included in the consolidated federal income tax returns of
MAXXAM. The tax allocation agreement of the Company with MAXXAM terminated pursuant to its terms, effective for taxable periods beginning after June 30,
1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still be required pursuant to the Company's tax allocation agreement with MAXXAM. Any such payments to MAXXAM by the Company would require approval by the DIP Facility lenders and the Court.

See Note 13 concerning commitments and contingencies.

10.  EMPLOYEE BENEFIT AND INCENTIVE PLANS

Pension and Other Postretirement Benefit Plans. Retirement plans are generally non-contributory for salaried and hourly employees and generally provide for benefits based on formulas which consider such items as length of service and earnings during years of service. The Company's funding policies meet or exceed all regulatory requirements.

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

                                                               Pension Benefits                  Medical/Life Benefits
                                                       ---------------------------------   --------------------------------
                                                             2001        2000       1999         2001       2000       1999
                                                       ---------- ----------- ----------   ---------- ---------- ----------

Weighted-average assumptions as of December 31,
Discount rate                                               7.25%       7.75%      7.75%        7.25%      7.75%      7.75%
Expected return on plan assets                              9.50%       9.50%      9.50%          -          -          -
Rate of compensation increase                               4.00%       4.00%      4.00%        4.00%      4.00%      4.00%

In 2001, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 7.5% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2006 for all participants and remain at that level thereafter.

The following table presents the funded status of the Company's pension and other postretirement benefit plans as of December 31, 2001 and 2000, and the corresponding amounts that are included in the Company's Consolidated Balance
Sheets. The December 31, 2000, pension benefit amounts in the following table have been revised from previous disclosures to include the balances of Alumina
Partners of Jamaica ("Alpart") and Kaiser Bauxite Company ("KBC") that were already fully reflected in the consolidated balance sheet as of December 31,
2000.

                                                               Pension Benefits                  Medical/Life Benefits
                                                       --------------------------------    --------------------------------
                                                                 2001              2000              2001              2000
                                                       --------------    --------------    --------------     -------------
Change in Benefit Obligation:
     Obligation at beginning of year                   $       871.4     $       840.6     $       658.2      $      615.4
     Service cost                                               38.6              20.6              12.1               5.3
     Interest cost                                              63.6              63.4              48.7              45.0
     Currency exchange rate change                               (1.4)            (3.4)             -                 -
     Plan participants contributions                             2.0               1.7              -                 -
     Curtailments, settlements and amendments                     .3              33.7             (13.3)            (33.4)
     Actuarial (gain) loss                                      33.5              12.0             219.3              79.5
     Benefits paid                                             (92.4)            (97.2)            (56.8)            (53.6)
                                                       --------------    --------------    --------------     -------------
         Obligation at end of year                             915.6             871.4             868.2             658.2
                                                       --------------    --------------    --------------     -------------

Change in Plan Assets:
     FMV of plan assets at beginning of year                   791.1             890.6               -                  -
     Actual return on assets                                   (48.5)            (14.4)              -                  -
     Currency exchange rate change                              (1.1)             (2.8)             -                  -
     Employer contributions                                     21.7              14.9              56.8              53.6
     Benefits paid                                             (92.4)            (97.2)            (56.8)            (53.6)
                                                       --------------    --------------    --------------     -------------
     FMV of plan assets at end of year                         670.8             791.1               -                 -
                                                       --------------    --------------    --------------     -------------

     Obligation in excess of plan assets                       244.8              80.3             868.2             658.2
     Unrecognized net actuarial gain (loss)                   (128.4)             25.4            (240.5)            (21.6)
     Unrecognized prior service costs                          (39.9)            (45.1)             76.5              78.3
     Adjustment required to recognize minimum liability        105.5               3.0               -                  -
     Intangible asset and other                                 40.3               1.8               -                  -
                                                       --------------    --------------    --------------     -------------
         Accrued benefit liability                     $       222.3     $        65.4     $       704.2      $      714.9
                                                       ==============    ==============    ==============     =============

The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the performance of the stock market during
2001, the Company was required to reflect an additional minimum pension liability of $64.5 (net of income tax benefit of $38.0) in its 2001 financial statements as a result of a decline in the value of the assets held by the
Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through comprehensive income (rather than net income). The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2002 operating results. However, absent a decision by the Company to increase its contributions to the pension plans as a result of the 2001 asset performance, such asset performance is not expected to have a material impact on the Company's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years.
Increases in post-2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were
$856.1 and $634.7, respectively, as of December 31, 2001, and $789.3 and $748.5,
respectively, as of December 31, 2000. The December 31, 2000 net periodic benefit costs in the following table have been revised from previous disclosures to include the balances of Alpart and KBC that were fully reflected in the statement of consolidated income (loss) for the year ended December 31, 2000.
The costs in the table for 1999 were not revised because the amounts were not material.

                                                               Pension Benefits                  Medical/Life Benefits
                                                       ---------------------------------   --------------------------------
                                                             2001        2000       1999         2001       2000       1999
                                                       ---------- ----------- ----------   ---------- ---------- ----------
Components of Net Periodic Benefit Costs:
     Service cost                                      $    38.6  $     20.6  $    14.6    $    12.1  $     5.3  $     5.2
     Interest cost                                          63.6        63.4       59.7         48.7       45.0       41.5
     Expected return on assets                             (70.9)      (80.8)     (72.9)            -          -          -
     Amortization of prior service cost                      5.5         3.9        3.3        (15.1)     (12.8)     (12.1)
     Recognized net actuarial (gain) loss                    (.5)       (1.9)        .7            -          -          -
                                                       ---------- ----------- ----------   ---------- ---------- ----------
     Net periodic benefit cost                              36.3         5.2        5.4         45.7       37.5       34.6
     Curtailments, settlements, etc.                           -          .1         .4            -          -          -
                                                       ---------- ----------- ----------   ---------- ---------- ----------
         Adjusted net periodic benefit costs(1)        $    36.3  $      5.3  $     5.8    $    45.7  $    37.5  $    34.6
                                                       ========== =========== ==========   ========== ========== ==========

(1)  Approximately $24.5 of the $36.3 adjusted net periodic benefit costs in
     2001 and $6.1 of the $5.3 adjusted net periodic benefit costs in 2000 related to pension accruals that were provided in respect to headcount reductions resulting from the performance improvement program (see Note 6)
     and the Pacific Northwest power sales (see Note 7).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage- point change in assumed health care cost trend rates would have the following effects:

                                                                        1% Increase           1% Decrease
                                                                      -------------         -------------

Increase (decrease) to total of service and interest cost             $        6.8          $       (5.0)
Increase (decrease) to the postretirement benefit obligation          $       91.6          $      (64.3)

The foregoing medical benefit liability and cost data does not reflect the fact that in February 2002, the Company notified its salaried retirees that, given the significant escalation in medical costs and the increased burden it was creating, the Company was going to require such retirees to fund a portion of their medical costs beginning May 1, 2002. The impact of such changes will be to reduce the estimated cash payments by the Company by approximately $10.0 per year. The financial statement benefits of this change will, however, be reflected over the remaining employment period of the Company's employees in accordance with generally accepted accounting principles.

Postemployment Benefits. The Company provides certain benefits to former or inactive employees after employment but before retirement.

Restricted Common Stock. During 2001, the Company completed an exchange with certain employees who held stock options to purchase Kaiser's Common Stock whereby a total of approximately 3,617,000 options were exchanged (on a fair value basis) for approximately 1,086,000 restricted shares of Kaiser's Common
Stock. The fair value of the restricted shares issued is being amortized to expense over the three-year period during which the restrictions lapse. In March
2002, approximately 155,000 restricted shares, all of which had not been vested, were voluntarily forfeited by certain employees.

Incentive Plans. The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, Kaiser has a "nonqualified"
stock option plan and the Company has a defined contribution plan for salaried employees. The Company's expense for all of these plans was $4.5, $5.7 and $6.0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Up to 8,000,000 shares of Kaiser's Common Stock were reserved for issuance under the Company's stock incentive compensation plans. At December 31, 2001,
3,573,728 shares of Kaiser's Common Stock remained available for issuance under those plans. Stock options granted pursuant to Kaiser's nonqualified stock option program are granted at or above the prevailing market price, generally vest at a rate of 20 - 33% per year, and have a five or ten year term.
Information concerning nonqualified stock option plan activity is shown below.
The weighted average price per share for each year is shown parenthetically.

                                                                                     2001              2000            1999
------------------------------------------------------------------------    -------------    --------------   -------------

Outstanding at beginning of year ($10.24, $10.24 and $9.98)                    4,375,947         4,239,210       3,049,122
Granted ($2.89, $10.23 and $11.15)                                               874,280           757,335       1,218,068
Exercised ($7.25)                                                                 -                 -               (7,920)
Expired or forfeited ($10.39, $11.08 and $11.02)                              (3,689,520)         (620,598)        (20,060)
                                                                            -------------    --------------   -------------

Outstanding at end of year ($8.37, $10.24 and $10.24)                          1,560,707         4,375,947       4,239,210
                                                                            =============    ==============   =============

Exercisable at end of year ($9.09, $10.18 and $10.17)                            695,183         2,380,491       1,763,852
                                                                            =============    ==============   =============

Options exercisable at December 31, 2001 had exercisable prices ranging from
$1.72 to $12.75 and a weighted average remaining contractual life of 2.7 years.

As a part of a plan of reorganization, it is possible that the interests of the holders of outstanding options could be diluted or cancelled.

11.  REDEEMABLE PREFERENCE STOCK

In 1985, the Company issued certain of its Redeemable Preference Stock with a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. In connection with the USWA settlement agreement in September 2000, the Company redeemed all of the remaining
Redeemable Preference Stock (350,872 shares outstanding at December 31, 2000)
during March 2001. At December 31, 2000, given the pending redemption, the redemption value of the unredeemed shares ($17.5) was classified in Other accrued liabilities. The net cash impact of the redemption on the Company was only approximately $5.5 because approximately $12.0 of the redemption amount had previously been funded into redemption funds (included in Prepaid expenses).

12.  STOCKHOLDERS' EQUITY

Preference Stock. The Company has four series of $100 par value Cumulative
Convertible Preference Stock ("$100 Preference Stock") outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. The Company has the option to redeem the $100 Preference Stock at par value plus accrued dividends. The
Company does not intend to issue any additional shares of the $100 Preference
Stock. The $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation. In accordance with the
Code and DIP Facility, the Company is not permitted to repurchase any of its stock. Further, as a part of a plan of reorganization, it is possible that the interests of the holders of the $100 Preference Stock could be diluted or cancelled.

Note Receivable from Parent. The Note receivable from parent bears interest at a fixed rate of 6 5/8% and matures on December 21, 2020. Interest and principal payments are payable over a 15-year term pursuant to a predetermined schedule starting December 21, 2006. Accrued interest is accounted for as additional contribution to capital.

13.  COMMITMENTS AND CONTINGENCIES

Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims arising from actions or omissions prior to the Filing Date will be settled in connection with the plan of reorganization.

Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 14), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments at December 31, 2001, is
$79.4 which matures as follows: $30.4 in 2002, $32.0 in 2003 and $17.0 in 2006.
The Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 - $103.0 over the past three years. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 2001, are as follows: years ending December 31, 2002 - $35.9; 2003 - $32.0; 2004 - $29.2;
2005 - $28.2; 2006 - $27.9; thereafter - $44.6. Pursuant to the Code, the
Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no decisions have been made as to which significant leases will be accepted or rejected (see Note 1).

Rental expenses were $41.0, $42.5 and $41.1, for the years ended December 31,
2001, 2000 and 1999, respectively.

The Company has a long-term liability, net of estimated subleases income
(included in Long-term liabilities), on a building in which the Company has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The future minimum rentals receivable under subleases was $104.5 at
December 31, 2001. During 2000, the Company reduced its net lease obligation by
$17.0 (see Note 2) to reflect new third-party sublease agreements which resulted in occupancy and lease rates above those previously projected.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the year ended December 31, 2001, the Company's ongoing assessment process resulted in the Company recording charges of $13.5 (of which $4.5 was recorded in the fourth quarter of 2001 and is included in Other income (expense) - see Note 2)
to increase its environmental accrual. Additionally, the Company's environmental accruals were increased during the year ended December 31, 2001, by approximately $6.0 in connection with purchase of certain property. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 2001, 2000 and 1999:

                                                  2001        2000       1999
------------------------------------------     -------     -------    -------

Balance at beginning of period                 $ 46.1      $ 48.9     $ 50.7
Additional accruals                              23.1         2.6        1.6
Less expenditures                                (8.0)       (5.4)      (3.4)
                                               -------     -------    -------

Balance at end of period                       $ 61.2      $ 46.1     $ 48.9
                                               =======     =======    =======

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $1.3 to $12.2 for the years 2002 through 2006 and an aggregate of approximately $24.8 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $27.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard.
However, no amounts have been accrued in the financial statements with respect to such potential recoveries.

While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Asbestos Contingencies. The Company has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the
Company has not sold for more than 20 years.

The following table presents the changes in number of such claims pending for the years ended December 31, 2001, 2000 and 1999.

                                                                                             2001         2000         1999
---------------------------------------------------------------------------------      ----------    ---------     --------
Number of claims at beginning of period                                                  110,800      100,000       86,400
Claims received                                                                           34,000       30,600       29,300
Claims settled or dismissed                                                              (32,000)     (19,800)     (15,700)
                                                                                       ----------    ---------     --------

Number of claims at end of period                                                        112,800      110,800      100,000
                                                                                       ==========    =========     ========
Number of claims at end of period (included above) covered by agreements under
     which the Company expects to settle over an extended period                          49,700       66,900       31,900
                                                                                       ==========    =========     ========

Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the
Debtors. However, during the pendency of the Cases, the Company expects additional asbestos claims will be filed as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2011). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of
Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of the
Company's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller
Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the
Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During
October 2001, the court ruled favorably on a number of issues, and during
February 2002, an intermediate appellate court also ruled favorably on an issue involving coverage. The rulings did not result in any changes to the Company's estimates of its current or future asbestos-related insurance recoveries. Other courts may hear additional issues from time to time. Moreover, the Company expects to amend its lawsuit during the second quarter of 2002 to add additional insurers who may have responsibility to respond for asbestos-related costs.
Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from such insurers is critical to a successful plan of reorganization and the Company's long-term liquidity.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                           December 31,
                                                                 --------------------------------
                                                                           2001              2000
-------------------------------------------------------------    --------------    --------------
Liability (current portion of $130.0 in both years)              $       621.3     $       492.4
Receivable (included in Other assets)(1)                                 501.2             406.3
                                                                 --------------    --------------

                                                                 $       120.1     $        86.1
                                                                 ==============    ==============

(1)  The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the
     Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of December 31, 2001 and 2000, $33.0 and $36.9, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                                         Year Ended December 31,                  Inception
                                                               -------------------------------------------
                                                                       2001          2000             1999          To Date
                                                               ------------  ------------    -------------  ---------------
Payments made, including related legal costs................   $     118.1   $      99.5     $       24.6   $        338.6
Insurance recoveries........................................          90.3          62.8              6.6            221.6
                                                               ------------  ------------    -------------  ---------------
                                                               $      27.8   $      36.7     $       18.0   $        117.0
                                                               ============  ============    =============  ===============

During the pendency of the Cases, all asbestos litigation is stayed. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to the Filing Date.

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company reflecting charges of $57.2, $43.0 and $53.2 (included in Other income(expense)
- see Note 2) in the years ended December 31, 2001, 2000 and 1999, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies.
Additional asbestos-related claims are likely to be filed against the Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability.
However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims over the next ten-year period. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board
("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. A decision is not expected until sometime after the second quarter of 2002. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or the Company. This process could take months or years. This matter is currently not stayed by the Cases. The Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the remedy, if any, that may ultimately arise in connection with this matter, the Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the Company's liquidity or financial position. However, no assurances can be given in this regard. Amounts due, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded. If these proceedings eventually resulted in a final ruling against the
Company with respect to either allegation, it could be liable for back pay to
USWA members at the five plants and such amount could be significant. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors' plan of reorganization.

Dispute with MAXXAM. In March 2002, MAXXAM filed a declaratory action with the
Court asking the Court to find that it has no further obligations to the Debtors under the tax allocation agreement discussed in Note 9. MAXXAM asserts that the agreement is a personal contract and a financial accommodation which cannot be assumed under the Code. At December 31, 2001, the Company had a receivable from
MAXXAM of $35.0 (included in Other assets) outstanding under the tax allocation agreement in respect of various tax contingencies in an equal amount (reflected in Long-term liabilities). The Company believes that MAXXAM's position is without merit and that MAXXAM will be required to satisfy its obligations under the tax allocation agreements.

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

14.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company enters into hedging transactions from time to time to limit its exposure resulting from (1)
its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates.

As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 2 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001.

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. The amount of gains/losses deferred are as follows: gains of $30.2 for aluminum contracts, losses of $5.0 for Australian dollars and $1.9 for energy contracts. The following table summarizes the Company's derivative hedging positions at December 31, 2001:

                                                                                    Carrying/
                                                                                     Market
                          Commodity                                Period             Value
------------------------------------------------------------  ----------------   --------------

Aluminum -
       Option contracts and swaps                                   2002         $        40.8
       Option contracts                                             2003                  11.9
Australian dollars - Option contracts                           2002 to 2005               4.0
Energy -
       Natural gas - Option contracts and swaps                 1/02 to 3/02              (1.2)
       Fuel Oil - Swaps                                         1/02 to 3/02                .7

During the first quarter of 2001, the Company recorded a mark-to-market benefit of $6.8 (included in Other income (expense)) related to the application of SFAS
No. 133. However, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges began being recorded in other comprehensive income (see Note 2) based on changes in SFAS No.
133 enacted in April 2001.

During late 1999 and early 2000, the Company entered into certain aluminum contracts with a counterparty. While the Company believed that the transactions were consistent with its stated hedging objectives, these positions did not qualify for treatment as a "hedge" under accounting guidelines. Accordingly, the positions were marked-to-market each period. A recap of mark-to-market pre-tax gains (losses) for these positions, together with the amount discussed in the paragraph above, is provided in Note 2. During the fourth quarter of 2001, the
Company liquidated all of the remaining positions. This resulted in the recognition of approximately $3.3 of additional mark-to-market income during the fourth quarter of 2001.

As of December 31, 2001, the Company had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 2002 and 2003, respectively, at prices indexed to future prices of primary aluminum.

The Company anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart.

15.  SUBSEQUENT EVENT

Subsequent to December 31, 2001, the Company paid an aggregate of $10.0 into two separate trusts funds in respect of (a) potential liability obligations of directors and officers and (b) certain obligations attributable to certain management compensation agreements. These payments will result in an approximate
$5.0 increase in Other assets and an approximate $5.0 charge to selling, administrative, research and development, and general expenses in 2002.

16.  SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company's operations are located in many foreign countries, including
Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The Company's operations are organized and managed by product type. The Company operations include four operating segments of the aluminum industry and its commodities marketing and corporate segments. The aluminum industry segments include: Alumina and bauxite, Primary aluminum, Flat-rolled products and
Engineered products. The Alumina and bauxite business unit's principal products are smelter grade alumina and chemical grade alumina hydrate, a value-added product, for which the Company receives a premium over smelter grade market prices. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices. The Flat-rolled products group sells value-added products such as heat treat aluminum sheet and plate which are used in the aerospace and general engineering markets as well as selling to the beverage container and specialty coil markets. The Engineered products business unit serves a wide range of industrial segments including the automotive, distribution, aerospace and general engineering markets. The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The Commodities marketing segment includes the results of the Company's alumina and aluminum hedging activities
(see Note 13). The accounting policies of the segments are the same as those described in Note 2. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or non-recurring charges.

Financial information by operating segment at December 31, 2001, 2000 and 1999 is as follows:

                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                              2001           2000           1999
------------------------------------------------------------------     -----------    -----------    -----------
Net Sales:
   Bauxite and Alumina:(1)
     Net sales to unaffiliated customers                               $    508.3     $    442.2     $    395.8
     Intersegment sales                                                      77.9          148.3          129.0
                                                                       -----------    -----------    -----------
                                                                            586.2          590.5          524.8
                                                                       -----------    -----------    -----------
   Primary Aluminum:(2)
     Net sales to unaffiliated customers                                    358.9          563.7          432.9
     Intersegment sales                                                       3.8          242.3          240.6
                                                                       -----------    -----------    -----------
                                                                            362.7          806.0          673.5
                                                                       -----------    -----------    -----------
   Flat-Rolled Products                                                     308.0          521.0          591.3
   Engineered Products                                                      429.5          564.9          556.8
   Commodities Marketing                                                     22.9          (25.4)          18.3
   Minority Interests                                                       105.1          103.4           88.5
   Eliminations                                                             (81.7)        (390.6)        (369.6)
                                                                       -----------    -----------    -----------
                                                                       $  1,732.7     $  2,169.8     $  2,083.6
                                                                       ===========    ===========    ===========
Equity in income (loss) of unconsolidated affiliates:
   Bauxite and Alumina                                                 $     (2.3)    $     (8.4)    $      3.4
   Primary Aluminum                                                           4.0            3.6           (1.0)
   Engineered Products and Other                                               -              -             2.5
                                                                       -----------    -----------    -----------
                                                                       $      1.7     $     (4.8)    $      4.9
                                                                       ===========    ===========    ===========
Operating income (loss):
   Bauxite and Alumina - Note 3                                        $    (46.9)    $     57.2     $    (10.5)
   Primary Aluminum (3)                                                       5.1          100.1           (4.8)
   Flat-Rolled Products                                                        .4           16.6           17.1
   Engineered Products                                                        4.6           34.1           38.6
   Commodities Marketing                                                      5.6          (48.7)          21.3
   Micromill                                                                   -             (.6)         (11.6)
   Eliminations                                                               1.0             .1            6.9
   Corporate and Other                                                      (68.2)         (61.1)         (61.5)
   Non-Recurring Operating Items - Note 6                                   163.6           41.9          (24.1)
                                                                       -----------    -----------    -----------
                                                                       $     65.2     $    139.6     $    (28.6)
                                                                       ===========    ===========    ===========

(1)  Net sales for 2001, 2000 and 1999, included approximately 115,000 tons,
     322,000 tons and 395,000 tons, respectively, of alumina purchased from third parties.
(2)  Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the years ended December 31, 2001,
     2000 and 1999, the Primary aluminum business unit purchased approximately
     27,300 tons, 56,100 tons and 12,000 tons, respectively, of primary aluminum from third parties to meet existing third party commitments.
(3)  Operating income (loss) for 1999 included potline preparation and restart costs of $12.8.

                                                                            Year Ended December 31,
                                                                   -----------------------------------------
                                                                          2001           2000           1999
-------------------------------------------------------------      -----------    -----------    -----------
Depreciation and amortization:
   Bauxite and Alumina - Note 3                                    $     37.8     $     22.2     $     29.7
   Primary Aluminum                                                      21.6           24.8           27.8
   Flat-Rolled Products                                                  16.9           16.7           16.2
   Engineered Products                                                   12.8           11.5           10.7
   Corporate and Other (includes Micromill in 1999)                       1.1            1.7            5.1
                                                                   -----------    -----------    -----------
                                                                   $     90.2     $     76.9     $     89.5
                                                                   ===========    ===========    ===========
Capital expenditures:
   Bauxite and Alumina - Note 3                                    $    117.8     $    254.6     $     30.4
   Primary Aluminum                                                       8.7            9.6           12.8
   Flat-Rolled Products                                                   1.5            7.6           16.6
   Engineered Products - Note 5                                          19.9           23.6            7.8
   Corporate and Other                                                     .8            1.1             .8
                                                                   -----------    -----------    -----------
                                                                   $    148.7     $    296.5     $     68.4
                                                                   ===========    ===========    ===========

                                                                                December 31,
                                                                      --------------------------------
                                                                                2001              2000
------------------------------------------------------------------    --------------    --------------
Investments in and advances to unconsolidated affiliates:
   Bauxite and Alumina - Note 4                                       $        43.9     $        56.0
   Primary Aluminum                                                            18.8              19.0
   Corporate and Other - Note 4                                                  .3               2.8
                                                                      --------------    --------------

                                                                      $        63.0     $        77.8
                                                                      ==============    ==============
Segment assets:
   Bauxite and Alumina                                                $       922.5     $       957.0
   Primary Aluminum - Note 7                                                  467.0             623.3
   Flat-Rolled Products                                                       261.5             337.7
   Engineered Products                                                        233.8             232.9
   Commodities Marketing                                                       48.4              62.1
   Corporate and Other - Note 9                                               817.0           1,134.4
                                                                      --------------    --------------

                                                                      $     2,750.2     $     3,347.4
                                                                      ==============    ==============

Geographical information for net sales, based on country of origin, and long-lived assets follows:

                                                                  Year Ended December 31,
                                                       ---------------------------------------------
                                                               2001             2000            1999
--------------------------------------------------     ------------    -------------    ------------
Net sales to unaffiliated customers:
     United  States                                    $   1,017.3     $     1,350.1    $    1,439.6
     Jamaica                                                 219.4             298.5           233.1
     Ghana                                                   221.3             237.5           153.2
     Other Foreign                                           274.7             283.7           257.7
                                                       ------------    -------------    ------------
                                                       $   1,732.7     $     2,169.8    $    2,083.6
                                                       ============    =============    ============

                                                                  December 31,
                                                          -----------------------------
                                                                  2001             2000
---------------------------------------------------       ------------    -------------
Long-lived assets: (1)
     United States                                        $     832.5     $       809.0
     Jamaica                                                    303.8             290.3
     Ghana                                                       83.3              80.8
     Other Foreign                                               58.8              73.8
                                                          ------------    -------------
                                                          $   1,278.4     $     1,253.9
                                                          ============    =============

(1) Long-lived assets include Property, plant, and equipment, net and
    Investments in and advances to unconsolidated affiliates.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2001, 2000 and 1999. No single customer accounted for sales in excess of 10% of total revenue in 2001, 2000 and
1999. Export sales were less than 10% of total revenue during the years ended
December 31, 2001, 2000 and 1999.

17.  SUPPLEMENTAL GUARANTOR INFORMATION

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance Corporation
("KFC"), Kaiser Jamaica Corporation ("KJC"), Alpart Jamaica Inc. ("AJI"), Kaiser
Bellwood Corporation ("Bellwood"), Kaiser Transaction Corp. ("KTC") and Kaiser
Micromill Holding, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill
Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC (collectively referred to as the "Micromill Subsidiaries") are domestic wholly-owned (direct or indirect)
subsidiaries of the Company that have provided, joint and several, guarantees of the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes (the "Notes") (see
Note 8). Such guarantees are full and unconditional. KAAC and KJC and AJI are direct subsidiaries, which serve as holding companies for the Company's investments in QAL and Alpart, respectively. KFC is a wholly-owned subsidiary of
KAAC, whose principal business is making loans to the Company and its subsidiaries. Bellwood is a wholly-owned subsidiary that holds the Company's interests in an extrusion plant located in Richmond, Virginia. KTC is a wholly-owned subsidiary who, in 1999, acquired the remaining 45% in an alumina marketing venture from the Company's joint venture partner. As of December 29,
2000, KTC was liquidated and its assets and liabilities were merged into the
Company. The Micromill Subsidiaries are domestic wholly-owned (direct or indirect) subsidiaries of the Company which were formed to hold (directly or indirectly) certain of the Company's interests in the Micromill facilities and related projects, if any. Since the Company sold the Micromill assets in early
2000, the Micromill Subsidiaries' only asset is an interest in future payments based on subsequent performance and profitability of the Micromill technology.
KAAC, KFC, KJC, AJI, Bellwood, KTC and the Micromill Subsidiaries are
hereinafter collectively referred to as the Subsidiary Guarantors. All of the
Subsidiary Guarantors, except KJC and AJI, filed petitions for reorganization
(see Note 1).

The accompanying financial information presents consolidating balance sheets, statements of income (loss) and statements of cash flows showing separately the
Company, Subsidiary Guarantors, other subsidiaries and eliminating entries. All of the accompanying financial information only includes the balances and results of KTC through December 29, 2000, the date of its liquidation. Certain reclassifications of prior year information were made to conform to the current presentation.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         510.2  $         76.0  $        179.5   $         -    $       765.7
Investments in subsidiaries                       2,697.3           161.4         -              (2,858.7)           -
Intercompany advances receivable (payable)       (2,483.4)          842.9         1,640.5             -              -
Investments in and advances to
   unconsolidated affiliates                         19.0            20.0            24.0             -             63.0
Property and equipment, net                         793.4            23.4           398.6             -          1,215.4
Deferred income taxes                               (26.9)           (2.7)           29.6             -              -
Other assets                                        682.4              .2            23.5             -            706.1
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,192.0  $      1,121.2  $      2,295.7   $    (2,858.7) $     2,750.2
                                          ================ =============== ===============  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         450.9  $        235.3  $        117.2   $         -    $       803.4
Other long-term liabilities                       1,496.3            25.7            40.2             -          1,562.2
Long-term debt                                      678.8            -               22.0             -            700.8
Minority interests                                   -               -               19.0            98.8          117.8
Stockholders' equity                               (434.0)          860.2         2,097.3        (2,957.5)        (434.0)
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,192.0  $      1,121.2  $      2,295.7   $    (2,858.7) $     2,750.2
                                          ================ =============== ===============  ============== ==============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         677.8  $         69.3  $        271.2   $         -    $     1,018.3
Investments in subsidiaries                       2,583.8           153.1            -           (2,736.9)           -
Intercompany advances receivable (payable)       (2,329.9)          706.3         1,623.6             -              -
Investments in and advances to
   unconsolidated affiliates                         21.8            32.1            23.9             -             77.8
Property and equipment, net                         767.4            24.5           384.2             -          1,176.1
Deferred income taxes                               441.3            (1.2)           12.2             -            452.3
Other assets                                       600.2             -               22.7             -            622.9
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,762.4  $        984.1  $      2,337.8   $    (2,736.9) $     3,347.4
                                          ================ =============== ===============  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         492.3  $        199.4  $        149.7   $         -    $       841.4
Other long-term liabilities                       1,281.4            36.6            42.8             -          1,360.8
Long-term debt                                      901.7            -               56.1             -            957.8
Minority interests                                   -               -               18.0            82.4          100.4
Stockholders' equity                                 87.0           748.1         2,071.2        (2,819.3)          87.0
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,762.4  $        984.1  $      2,337.8   $    (2,736.9) $     3,347.4
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,342.4  $        530.6  $      1,063.1   $    (1,203.4) $     1,732.7
Costs and expenses:
   Operating costs and expenses                   1,500.2           505.5         1,028.8        (1,203.4)       1,831.1
   Non-recurring operating items                   (167.3)           -                3.7             -           (163.6)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                               9.5            25.1            30.6             -             65.2
Interest expense                                   (106.7)           -               (2.3)            -           (109.0)
Other income (expense)                              (70.5)          181.8            19.5             -            130.8
Benefit (provision) for income taxes               (420.8)         (103.5)          (24.0)            -           (548.3)
Minority interests                                   -                5.2             (.9)            -              4.3
Equity in income (loss) of subsidiaries             131.5            -               -             (131.5)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (457.0) $        108.6  $         22.9   $      (131.5) $      (457.0)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,726.3  $        613.6  $      1,274.6   $    (1,444.7) $     2,169.8
Costs and expenses:
   Operating costs and expenses                   1,721.7           543.4         1,251.7        (1,444.7)       2,072.1
   Non-recurring operating items                    (39.1)            2.2            (5.0)            -            (80.4)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                     43.7            68.0            27.9             -            139.6
Interest expense                                   (105.8)           -               (3.8)            -           (109.6)
Other income (expense), net                         (56.0)           45.6             6.1             -             (4.3)
Benefit (provision) for income taxes                 53.8           (51.8)          (13.7)            -            (11.7)
Minority interests                                   -                5.3            (1.8)            -              3.5
Equity in income of subsidiaries                     81.8            -               -              (81.8)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $          17.5  $         67.1  $         14.7   $       (81.8) $        17.5
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,826.6  $        521.2  $      1,357.8   $    (1,622.0) $     2,083.6
Costs and expenses:
   Operating costs and expenses                   1,831.5           514.6         1,364.0        (1,622.0)       2,088.1
   Non-recurring operating items                      5.0            19.1            -                -             24.1
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                              (9.9)          (12.5)           (6.2)            -            (28.6)
Interest expense                                   (106.5)           -               (3.6)            -           (110.1)
Other income (expense), net                          38.4             5.0             5.8             -             49.2
Benefit (provision) for income taxes                 28.4             2.7             1.5             -             32.6
Minority interests                                   -                5.1             (.6)            -              4.5
Equity in loss of subsidiaries                       (2.8)           -               -                2.8            -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         (52.4) $           .3  $         (3.1)  $         2.8  $       (52.4)
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $         366.4  $       (108.8) $         (7.7)  $         -    $       249.9
   Investing activities                            (136.7)          146.7           (19.3)            -             (9.3)
   Financing activities                             (88.5)           -              (22.2)            -           (110.7)
Intercompany activity                               (12.1)          (37.9)           50.0             -              -

                                          ---------------- --------------- ---------------  -------------- --------------
Net increase in cash and cash
   equivalents during the year                      129.1            -                 .8             -            129.9
Cash and cash equivalents at
   beginning of year                                 22.4            -                1.0             -             23.4
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $         151.5  $         -     $          1.8   $         -    $       153.3
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $          79.4  $        (10.6) $         14.8   $         -    $        83.6
   Investing activities                             (75.8)            2.5           (21.5)            -            (94.8)
   Financing activities                              16.0            -               (2.6)            -             13.4
Intercompany activity                               (15.6)            8.1             7.5             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net increase (decrease) in cash and
   cash equivalents during the year                   4.0            -               (1.8)            -              2.2
Cash and cash equivalents at
   beginning of year                                 18.4            -                2.8             -             21.2
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          22.4  $         -     $          1.0   $         -    $        23.4
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $       (106.3)  $         19.2  $         (1.7)  $         -    $       (88.8)
   Investing activities                              20.3             (.5)          (16.7)            -              3.1
   Financing activities                               8.8            -                (.2)            -              8.6
Intercompany activity                                 2.7           (19.6)           16.9             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net decrease in cash and
   cash equivalents during the year                 (74.5)            (.9)           (1.7)            -            (77.1)
Cash and cash equivalents at
   beginning of year                                 92.9              .9             4.5             -             98.3
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          18.4  $         -     $          2.8   $         -    $        21.2
                                          ================ =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Operating Income (Loss) - In addition to an impairment charge of $19.1 for the year ended December 31, 1999, to reduce the carrying value of the Micromill
Subsidiaries' assets to fair value (see Note 5), the Subsidiary Guarantors'
operating income (loss) for the year ended December 31, 1999, included operating losses of the Micromill Subsidiaries of $11.6.

Income Taxes - Consolidated income tax/benefit for 2001, 2000 and 1999 has been allocated based on the income (loss) before income taxes of the Company,
Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains
(losses) are included in the Company's and Subsidiary Guarantors' operating income (loss) and other income (expense), net balances. Such amounts for the
Company totaled $(9.8), $(27.2) and $10.5 for the years ended December 31, 2001,
2000 and 1999, respectively. Such amounts for the Subsidiary Guarantors totaled
$11.2, $31.0 and $(11.9) for the years ended December 31, 2001, 2000 and 1999, respectively.

Debt Covenants and Restrictions - The Indentures contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

                                                                                       Quarter Ended
                                                             --------------------------------------------------------------
(In millions of dollars, except share amounts)                    March 31,       June 30,     September 30,   December 31,
----------------------------------------------------------   --------------    -----------   ---------------  -------------

2001
   Net sales                                                 $       480.3 (8)  $    446.8          $  430.3        $ 375.3
   Operating income (loss)                                           215.5           (27.6)           (35.9)          (86.8)
   Net income (loss)                                                 119.9 (1)       (64.1)(2)        (68.6)(3)      (581.4)(4)

2000
   Net sales                                                 $       575.7      $    552.8          $ 545.2         $ 496.1
   Operating income                                                   37.1            51.5              2.9            48.1
   Net income                                                         11.7 (5)        11.0 (6)        (16.8)(7)         10.9(8)

1999
   Net sales                                                 $       490.3      $    536.2          $ 528.7         $ 528.4
   Operating income (loss)                                           (32.9)             .8            (12.0)           15.5
   Net income (loss)                                                 (37.7)          (15.3)           (38.8)(9)        39.4 (10)

(1)    Includes the following pre-tax items: a gain of $228.2 from the sale of power and $15.3 of mark-to-market ("MTM") non-operating gains offset by a non-cash charge of $7.5 for asbestos-related claims, abnormal Gramercy start-up costs of $19.0 and excess overhead and other costs associated with curtailed Northwest smelting operations of $6.0.
(2)    Includes the following pre-tax items: a non-cash charge of $45.8 for asbestos-related claims, a non-cash charge of $8.0 for an adjustment to environmental liabilities, abnormal Gramercy start-up costs of $22.0 and certain other net non-recurring charges totaling $12.2 offset by a gain of $15.2 for Gramercy business interruption recoveries.
(3)    Includes the following pre-tax items: a gain of $163.6 from sale of QAL interest, $13.9 of MTM non-operating gains and a gain of $21.4 for
       Gramercy business interruption recoveries offset by charges of $24.5 for restructuring, abnormal Gramercy start-up costs of $13.9 and certain other net non-recurring charges totaling $1.6.
(4)    Includes increase in valuation allowances for net deferred income tax assets of $504.8 and the following pre-tax items: charges of $8.2 for restructuring, abnormal Gramercy start-up and other costs of $16.5, contract labor costs related to smelter curtailment of $9.4, impairment charges related to Trentwood equipment of $17.7 and certain other net non-recurring charges totaling $9.6.
(5)    Includes the following pre-tax items: MTM non-operating gains of $14.4 offset by a charge of $2.0 for restructuring.
(6)    Includes the following pre-tax items: a gain of $15.8 from the sale of power offset by certain other non-recurring charges totaling $7.9.
(7)    Includes the following pre-tax items: a labor settlement charge of $38.5, a non-cash charge of $43.0 for asbestos-related claims, a charge of $11.5 for incremental maintenance spending and charges of $18.1 for non-recurring impairment and restructuring charges offset by a gain of
       $40.5 from the sale of power, gains of $39.0 related to real estate transactions and $.9 of MTM non-operating gains.
(8)    Includes the following pre-tax items: a gain of $103.2 from the sale of power offset by a non-cash impairment loss of approximately $33.0, a charge of $26.2 for operating profit foregone as a result of power sales and certain other net non-operating charges totaling $10.9.
(9)    Includes the following pre-tax items: a non-cash charge of $19.1 to reduce the carrying value of the Company's Micromill assets, a non-cash charge of $15.2 for asbestos-related claims and certain other non-operating charges totaling $10.9.
(10)   Includes the following pre-tax items: a gain of $85.0 on involuntary conversion at Gramercy facility (see Note 3) offset by $12.8 of MTM non-
       operating charges.

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           December 31,
                                                                  --------------------------------------------------------------
(In millions of dollars)                                                  2001        2000         1999        1998         1997
----------------------------------------------------------------  ------------  ----------  -----------  ----------  -----------
ASSETS                                                                    (1)
Current assets:
   Cash and cash equivalents                                      $     153.3   $    23.4   $     21.2   $    98.3   $     15.8
   Receivables                                                          212.9       436.0        266.9       288.2        345.3
   Inventories                                                          313.3       396.2        546.1       543.5        568.3
   Prepaid expenses and other current assets                             86.2       162.7        145.6       104.9        121.3
                                                                  ------------  ----------  -----------  ----------  -----------
     Total current assets                                               765.7     1,018.3        979.8     1,034.9      1,050.7

Investments in and advances to unconsolidated affiliates                 63.0        77.8         96.9       128.3        148.6
Property, plant, and equipment - net                                  1,215.4     1,176.1      1,053.7     1,108.7      1,171.8
Deferred income taxes                                                      -        452.3        438.2       376.9        329.0
Other assets                                                            706.1       622.9        634.3       346.0        317.2
                                                                  ------------  ----------  -----------  ----------  -----------
     Total                                                        $   2,750.2   $ 3,347.4   $  3,202.9   $ 2,994.8   $  3,017.3
                                                                  ============  ==========  ===========  ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                  $     513.7   $   671.8   $    501.5   $   434.6   $    457.6
   Accrued postretirement medical benefit obligation -
     current portion                                                     62.0        58.0         51.5        48.2         45.3
   Payable to affiliates                                                 54.2        80.0         84.6        75.3         82.4
     Long-term debt - current portion                                   173.5        31.6           .3          .4          8.8
                                                                  ------------  ----------  -----------  ----------  -----------
     Total current liabilities                                          803.4       841.4        637.9       558.5        594.1

Long-term liabilities                                                   920.0       703.9        727.3       533.0        492.0
Accrued postretirement medical benefit obligation                       642.2       656.9        678.3       694.3        720.3
Long-term debt                                                          700.8       957.8        972.5       962.6        962.9
Minority interests                                                      117.8       100.4         96.7       101.9         98.4
Redeemable preference stock                                                -            -         19.5        20.1         27.7

Stockholders' equity:
   Preference stock                                                        .7          .7          1.5         1.5          1.6
   Common stock                                                          15.4        15.4         15.4        15.4         15.4
   Additional capital                                                 2,437.6     2,300.8      2,173.0     2,052.8      1,939.8
   Retained earnings (accumulated deficit)                             (645.2)     (188.1)      (205.1)     (151.2)      (152.3)
   Accumulated other comprehensive income (loss)                        (67.3)       (1.8)        (1.2)         -           -
     Less: Note receivable from parent                               (2,175.2)   (2,040.0)    (1,912.9)   (1,794.1)    (1,682.6)
                                                                  ------------  ----------  -----------  ----------  -----------
         Total stockholders' equity                                    (434.0)       87.0         70.7       124.4        121.9
                                                                  ------------  ----------  -----------  ----------  -----------
         Total                                                    $   2,750.2   $ 3,347.4   $  3,202.9   $ 2,994.8   $  3,017.3
                                                                  ============  ==========  ===========  ==========  ===========

(1)  Prepared on a "going concern" basis. See Notes 1 and 2 of Notes to
     Consolidated Financial Statements for a discussion of the possible impact of the Cases.

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31,
                                                              --------------------------------------------------------------------
(In millions of dollars, except share amounts)                          2001          2000           1999         1998        1997
----------------------------------------------------------    --------------  ------------   ------------  -----------  ----------
                                                                       (1)
Net sales                                                     $     1,732.7   $   2,169.8    $   2,083.6   $  2,302.4   $ 2,423.3
                                                              --------------  ------------   ------------  -----------  ----------

Costs and expenses:
   Cost of products sold                                            1,638.4       1,891.4        1,893.5      1,892.2     2,001.3
   Depreciation and amortization                                       90.2          76.9           89.5         99.1       102.5
   Selling, administrative, research and development, and
     general                                                          102.5         103.8          105.1        115.1       129.9
   Non-recurring operating items, net                                (163.6)        (41.9)          24.1        105.0        19.7
                                                              --------------  ------------   ------------  -----------  ----------
     Total costs and expenses                                       1,667.5       2,030.2        2,112.2      2,211.4      2,253.4
                                                              --------------  ------------   ------------  -----------  ----------

Operating income (loss)                                                65.2         139.6          (28.6)        91.0       169.9

Other income (expense):
   Interest expense                                                  (109.0)       (109.6)        (110.1)      (110.0)     (110.7)
   Gain on sale of interest in QAL                                    163.6            -              -            -            -
   Gain on involuntary conversion at Gramercy facility                  -              -            85.0          -            -
   Other - net                                                        (32.8)         (4.3)         (35.8)         3.5         2.8
                                                              --------------  ------------   ------------  -----------  ----------

Income (loss) before income taxes and minority interests               87.0          25.7          (89.5)       (15.5)       62.0

(Provision) benefit for income taxes                                 (548.3)        (11.7)          32.6         16.4        (9.4)

Minority interests                                                      4.3           3.5            4.5          1.8         (.5)
                                                              --------------  ------------   ------------  -----------  ----------

Net income (loss)                                             $      (457.0)  $      17.5    $     (52.4)  $      2.7   $    52.1
                                                              ==============  ============   ============  ===========  ==========

Dividends per common share                                    $         -     $        -     $        -    $       -    $       -
                                                              ==============  ============   ============  ===========  ==========

(1)  Prepared on a "going concern" basis. See Notes 1 and 2 of Notes to
     Consolidated FInancial Statements for a discussion of the possible impact of the Cases.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of April 11, 2002, with respect to the executive officers and directors of the Company. All officers and directors hold office until their respective successors are elected and qualified or until their earlier resignation or removal.

               NAME                                         POSITIONS AND OFFICES WITH THE COMPANY
-----------------------------------        ------------------------------------------------------------------------
Jack A. Hockema                            President, Chief Executive Officer and Director
Joseph A. Bonn                             Executive Vice President, Corporate Development
John T. La Duc                             Executive Vice President and Chief Financial Officer
Harvey L. Perry                            Executive Vice President and President of Global Commodity Products
John Barneson                              Senior Vice President and Chief Administrative Officer
Kris S. Vasan                              Senior Vice President, Strategic Risk Management
James L. Chapman                           Vice President of Primary Aluminum Operations
Robert E. Cole                             Vice President, Government Affairs
Edward F. Houff                            Vice President and General Counsel
Edward A. Kaplan                           Vice President of Taxes
W. Scott Lamb                              Vice President, Investor Relations and Corporate Communications
Daniel D. Maddox                           Vice President and Controller
Daniel J. Rinkenberger                     Vice President of Economic Analysis and Planning
Kerry A. Shiba                             Vice President and Treasurer
Robert W. Warnock                          Vice President, Performance Measurement and Analysis
John Wm. Niemand II                        Secretary
Robert J. Cruikshank                       Director
James T. Hackett                           Director
George T. Haymaker, Jr.                    Chairman of the Board and Director
Charles E. Hurwitz                         Director
Ezra G. Levin                              Director

Jack A. Hockema. Mr. Hockema, age 55, was elected to the position of President and Chief Executive Officer and as a director of the Company and Kaiser in
October 2001. He previously served as Executive Vice President and President of
Kaiser Fabricated Products of the Company from January 2000 until October 2001 and Executive Vice President of Kaiser from May 2000 until October 2001. He served as Vice President of Kaiser from May 1997 until May 2000. Mr. Hockema was
Vice President of the Company and President of Kaiser Engineered Products from
March 1997 until January 2000. He served as President of Kaiser Extruded
Products and Engineered Components from September 1996 to March 1997. Mr.
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

Joseph A. Bonn. Mr. Bonn, age 58, was elected to the position of Executive Vice
President, Corporate Development of the Company and Kaiser effective August
2001. He previously served as Vice President, Commodities Marketing, Corporate
Planning and Development of the Company from September 1999 through August 2001 and of Kaiser from May 2000 through August 2001. He served as Vice President,
Planning and Development of the Company from March 1997 through September 1999 and as Vice President of Kaiser from May 1997 through May 2000. He served as
Vice President, Planning and Administration of the Company and Kaiser from July
1989 and February 1992, respectively, through July 1997 and May 1997, respectively. Mr. Bonn was first elected a Vice President of the Company in
April 1987. He served as Senior Vice President--Administration of MAXXAM from
September 1991 through December 1992. He was also the Company's Director of
Strategic Planning from April 1987 until July 1989. From September 1982 to April
1987, Mr. Bonn served as General Manager of various aluminum fabricating divisions of the Company. Mr. Bonn also serves as a director of National
Refractories Corporation.

John T. La Duc. Mr. La Duc, age 59, was elected Executive Vice President and
Chief Financial Officer of the Company effective July 1998, and of Kaiser effective September 1998. Mr. La Duc served as Vice President and Chief
Financial Officer of the Company from June 1989 and January 1990, respectively, and was Treasurer of the Company from June 1995 until February 1996. He also was
Treasurer of Kaiser from August 1995 until February 1996 and from January 1993 until April 1993, and served as Vice President and Chief Financial Officer of
Kaiser from June 1989 and May 1990, respectively. He previously served as Senior
Vice President of MAXXAM from September 1990 through December 2001. Until
December 2001, Mr. La Duc also served as a Vice President and a director of
MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM and parent of
MAXXAM's forest products operations ("MGHI"), as a Vice President and manager on the Board of Managers of Scotia Pacific Company LLC ("Scopac LLC"), a wholly owned subsidiary of MAXXAM engaged in forest product operations and successor by merger in July 1998 to Scotia Pacific Holding Company, and as a director and
Vice President of The Pacific Lumber Company, the parent of Scopac LLC ("Pacific
Lumber").

Harvey L. Perry. Mr. Perry, age 47, was elected to the position of Executive
Vice President and President of Global Commodity Products of the Company and as
Executive Vice President of Kaiser effective August 2001. Prior to joining the
Company, Mr. Perry held a number of operation management positions with Johns
Manville Corporation, a manufacturer of insulation and building products, where he most recently served as Senior Vice President of the Engineered Products
Group from January 1996 through April 2001.

John Barneson. Mr. Barneson, age 51, was elected to the position of Senior Vice
President and Chief Administrative Officer of the Company and Kaiser effective
August 2001. He previously served as Vice President and Chief Administrative
Officer of the Company and Kaiser from December 1999 through August 2001. He served as Engineered Products Vice President of Business Development and
Planning from September 1997 until December 1999. Mr. Barneson served as
Flat-Rolled Products Vice President of Business Development and Planning from
April 1996 until September 1997. Mr. Barneson has been an employee of the
Company since September 1975 and has held a number of staff and operation management positions within the flat-rolled and engineered products business units.

Kris S. Vasan. Mr. Vasan, age 52, was elected to the position of Senior Vice
President, Strategic Risk Management of the Company and Kaiser effective August
2001. In March 2002, he also was appointed Senior Vice President of Strategic
Planning, Energy and Hedging of the Company's commodities business unit. Mr.
Vasan previously served as Vice President, Strategic Risk Management of the
Company from June 2000 through August 2001 and of Kaiser from August 2000 through August 2001. He served as Vice President, Financial Risk Management of the Company from June 1995 through June 2000. Mr. Vasan served as Treasurer of
Kaiser from April 1993 until August 1995 and as Treasurer of the Company from
April 1993 until June 1995. Prior to that, Mr. Vasan served the Company and
Kaiser as Corporate Director of Financial Planning and Analysis from June 1990 until April 1993. From October 1987 until June 1990, he served as Associate
Director of Financial Planning and Analysis.

James L. Chapman. Mr. Chapman, age 52, was elected to the position of Vice
President of Primary Aluminum Operations of the Company effective July 2000. He served as special assistant to the Company's and Kaiser's Chief Executive
Officer from March 2000 through July 2000, served as Northwest Operations
Manager from August 1999 through March 2000, and held plant manager positions at the Mead and Newark plants of the Company from June 1996 through August 1999.
Mr. Chapman has been an employee of the Company for 27 years and has held various operation management positions within flat-rolled products, engineered products and the commodity business units.

Robert E. Cole. Mr. Cole, age 55, has been a Vice President of the Company since
March 1981. From September 1990 through February 2002, Mr. Cole served as Vice
President--Federal Government Affairs of MAXXAM. From September 1990 until May
2000, Mr. Cole also served as a Vice President of Pacific Lumber. Mr. Cole currently is a member of the United States Auto Parts Advisory Committee to the
United States Government and is Chairman of the Industry Sector Advisory
Committee on Non-ferrous Ores and Metals to the United States Department of
Commerce and the United States Trade Representative.

Edward F. Houff. Mr. Houff, age 55, was elected to the position of Vice
President and General Counsel of the Company and Kaiser effective April 2002. He served as Acting General Counsel of the Company and Kaiser from February 2002 until April 2002 and Deputy General Counsel for Litigation of the Company and
Kaiser from October 2001 until February 2002. Mr. Houff was President and
Managing Shareholder of Church & Houff, P.A. in Baltimore, Maryland from
April 1989 through September 2001.

Edward A. Kaplan. Mr. Kaplan, age 43, was elected to the position of Vice
President of Taxes of the Company and Kaiser effective March 2001. Mr. Kaplan previously served as Director of Taxes of the Company and Kaiser from October
1999 through February 2001. From July 1997 to September 1999, he served as
Director of Tax Planning of the Company and Kaiser, and from January 1995 through June 1997, he served as Associate Director of Tax Planning of the
Company and Kaiser.

W. Scott Lamb. Mr. Lamb, age 47, was elected Vice President, Investor Relations and Corporate Communications of the Company effective July 1998, and of Kaiser effective September 1998. Mr. Lamb previously served as Director of Investor
Relations and Corporate Communications of the Company and Kaiser from June 1997 through July 1998. From July 1995 through June 1997, he served as Director of
Investor Relations of the Company and Kaiser and from January 1995 through July
1995, he served as Director of Public Relations of the Company and Kaiser.

Daniel D. Maddox. Mr. Maddox, age 42, was elected to the position of Vice
President and Controller of the Company effective July 1998, and of Kaiser effective September 1998. He served as Controller, Corporate Consolidation and
Reporting of the Company and Kaiser from October 1997 through July 1998 and
September 1998, respectively. Mr. Maddox previously served as Assistant
Corporate Controller of the Company from June 1997 to September 1997 and Kaiser from May 1997 to September 1997 and Director--External Reporting of the Company
from June 1996 to May 1997. Mr. Maddox was with Arthur Andersen LLP from 1982 until joining the Company in June 1996.

Daniel J. Rinkenberger. Mr. Rinkenberger, age 43, was elected to the position of
Vice President of Economic Analysis and Planning of the Company and Kaiser
effective February 2002. Mr. Rinkenberger previously served as Vice President,
Planning and Business Development of Kaiser Fabricated Products of the Company
from June 2000 through February 2002. Prior to that, he served as Vice
President, Finance and Business Planning of Kaiser Flat Rolled Products of the
Company from February 1998 to February 2000 and as Assistant Treasurer of the
Company and Kaiser from January 1995 through February 1998.

Kerry A. Shiba. Mr. Shiba, age 47, was elected to the position of Vice President and Treasurer of the Company and Kaiser effective February 2002. Mr. Shiba previously served as Vice President, Controller and Information Technology of
Kaiser Fabricated Products of the Company from January 2000 to February 2002, and as Vice President and Controller of Kaiser Engineered Products of the
Company from June 1998 through January 2000. Prior to joining the Company, Mr.
Shiba was with the BF Goodrich Company for 16 years, holding various financial positions.

Robert W. Warnock. Mr. Warnock, age 55, was elected to the position of Vice
President, Performance Measurement and Analysis of the Company and Kaiser
effective September 1999. In October 2001, he also was appointed Vice President and Chief Administrative Officer of the Company's commodities business unit. He previously served as Controller, Corporate Operations from October 1997, and served as Controller of the Company's flat-rolled products business unit from
1993 to 1997. Mr. Warnock has been an employee of the Company since May 1969 and has held numerous financial positions.

John Wm. Niemand II. Mr. Niemand, age 57, became Secretary of the Company in
June 1997 and Secretary of Kaiser in May 1997. He served as an Assistant
Secretary of the Company and Kaiser from July 1988 until June 1997 and May 1997, respectively. Mr. Niemand has served as Senior Assistant General Counsel of the
Company and Kaiser since February 2000. He previously served as Senior Corporate
Counsel of the Company and Kaiser from May 1992 through December 1995, and as
Assistant General Counsel of the Company and Kaiser from January 1996 through
January 2000.

Robert J. Cruikshank. Mr. Cruikshank, age 71, has served as a director of the
Company and Kaiser since January 1994. In addition, Mr. Cruikshank has been a director of MAXXAM since May 1993. Mr. Cruikshank was a Senior Partner in the international public accounting firm of Deloitte & Touche from December 1989 until his retirement in March 1993. Mr. Cruikshank served on the board of directors of Deloitte Haskins & Sells from 1981 to 1985 and as Managing
Partner of the Houston office from June 1974 until its merger with Touche Ross
& Co. in December 1989. Mr. Cruikshank also serves as a director of Reliant
Energy Incorporated (formerly Houston Industries Incorporated), a public utility holding company with interests in electric and natural gas utilities, coal and transportation businesses; a director of Texas Biotechnology Incorporated; a trust manager of Weingarten Realty Investors; and as advisory director of
Compass Bank--Houston.

James T. Hackett. Mr. Hackett, age 48, has been a director of the Company since
June 2000 and of Kaiser since May 2000. Since January 2000, Mr. Hackett has been
Chairman, President and Chief Executive Officer of Ocean Energy, Inc., a company engaged in oil and natural gas exploration and production worldwide. From 1990 through 1995, Mr. Hackett worked for NGC Corporation, now known as Dynegy, Inc., serving as Senior Vice President and President of the Trident Division in 1995.
From January 1996 until June 1997, Mr. Hackett served as Executive Vice
President of PanEnergy Corporation and was responsible for integrated international energy development, domestic power operations, and various corporate staff functions. PanEnergy Corporation merged with Duke Energy
Corporation in June 1997. From June 1997 until September 1998, Mr. Hackett served as President-Energy Services Group of Duke Energy Corporation, and was
responsible for the non-regulated operations of Duke Energy, including energy trading, risk management, and international midstream energy infrastructure development and engineering services. From September 1998 through December 1998,
Mr. Hackett was Chief Executive Officer of Seagull Energy Corporation, a company that was listed on the New York Stock Exchange, which was engaged primarily in exploration and production of oil and natural gas. From January 1999 through
March 1999, Mr. Hackett assumed the additional title of Chairman of Seagull
Energy Corporation, and when Seagull Energy Corporation merged with Ocean
Energy, Inc. in March 1999, he was appointed President and Chief Executive
Officer of Ocean Energy, Inc. Mr. Hackett also serves as a director of Temple
Inland Inc., New Jersey Resources Corporation and Fluor Corporation.

George T. Haymaker, Jr. Mr. Haymaker, age 64, was named as non-executive
Chairman of the Board of the Company and Kaiser effective October 2001. Mr.
Haymaker previously served as Chairman of the Board of the Company and Kaiser from January 1, 1994 (non-executive Chairman from January 1, 2000) through May
2001. He served as Chief Executive Officer of the Company and Kaiser from
January 1994 through December 1999, and served as President of the Company and
Kaiser from June 1996 and May 1996, respectively, through July 1997. From May
1993 to December 1993, Mr. Haymaker served as President and Chief Operating
Officer of the Company and Kaiser. Mr. Haymaker became a director of the Company in June 1993, and a director of Kaiser in May 1993. Mr. Haymaker also is a director of Flowserve Corporation, a provider of valves, pumps and seals; a director of CII Carbon, LLC., a producer of calcined coke; and non-executive
Chairman of the Board of Directors of Safelite Glass Corp., a provider of automotive replacement glass. Since July 1987, Mr. Haymaker has been a director, and from February 1992 through March 1993 was President, of Midamerica Holdings
(formerly Metalmark Corporation), which is in the business of semi-fabrication of aluminum extrusions.

Charles E. Hurwitz. Mr. Hurwitz, age 61, has served as a director of the Company and Kaiser since November and October 1988, respectively. From December 1994 until April 2002, he served as Vice Chairman of the Company. Mr. Hurwitz has also served as a member of the Board of Directors and the Executive Committee of
MAXXAM since August 1978 and was elected Chairman of the Board and Chief
Executive Officer of MAXXAM in March 1980. From January 1993 to January 1998, he
also served MAXXAM as President. Mr. Hurwitz was Chairman of the Board and Chief
Executive Officer of Federated Development Company, a Texas corporation, from
January 1974 until its merger in February 2002 into Federated Development, LLC
("FDLLC"), a wholly owned subsidiary of Giddeon Holdings, Inc. ("Giddeon
Holdings"), at which time Mr. Hurwitz became Chairman of the Board and Chief
Executive Officer of FDLLC. Mr. Hurwitz is the President and Director of Giddeon
Holdings, a principal stockholder of MAXXAM which is primarily engaged in the management of real estate investments. Mr. Hurwitz has also been, since its formation in November 1996, Chairman of the Board, President and Chief Executive
Officer of MGHI.

Ezra G. Levin. Mr. Levin, age 68, has been a director of the Company since
November 1988. He has been a director of Kaiser since July 1991, and a director of MAXXAM since May 1978. Mr. Levin also served as a director of Kaiser from
April 1988 to May 1990. Mr. Levin has served as a director of Pacific Lumber since February 1993, and as a manager on the Board of Managers of Scopac LLC since June 1998. Mr. Levin is a member of the law firm of Kramer Levin Naftalis
& Frankel LLP. He has held leadership roles in various legal and philanthropic capacities and also has served as visiting professor at the
University of Wisconsin Law School and Columbia College.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no other Forms 5 were required, the Company believes that all filing requirements were complied with which were applicable to its officers, directors and greater than 10% beneficial owners except as to Mr. Milchovich. In 1996, Mr. Milchovich inadvertently omitted from his May 1996 Form 4 the sale of 5,000 shares of Kaiser's Common
Stock on May 6, 1996. Mr. Milchovich filed an amended Form 4 in 2001 reporting the sale.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and Kaiser, executive officers of the Company generally are directly employed and compensated by the Company.
The following table sets forth compensation information, cash and non-cash, for each of the Company's last three completed fiscal years with respect to each person who served as the Company's Chief Executive Officer during 2001 and the four most highly compensated executive officers other than the Chief Executive
Officer for the year 2001 (collectively referred to as the "Named Executive
Officers").

                                                ANNUAL COMPENSATION
                                      --------------------------------------
           (A)                 (B)       (C)         (D)               (E)
                                                                      OTHER
                                                                     ANNUAL
                                                                  COMPENSATION
         NAME AND                      SALARY        BONUS           ($)(1)
    PRINCIPAL POSITION         YEAR      ($)          ($)
--------------------------    ------  --------- --------------    -------------
Raymond J. Milchovich          2001    547,833          96,022(3)       -
Former President and           2000    630,000         987,336          -
Chief Executive Officer        1999    518,502         174,144          -
(Chief Executive Officer
January 2000- October 2001)

Jack A. Hockema                2001    455,390         159,135          -
President and Chief            2000    315,000         250,000          -
Executive Officer              1999    265,000         212,085          -
(Chief Executive Officer
beginning October 2001)

J. Kent Friedman               2001    468,000         324,000     79,878(10)
Former Senior Vice President   2000    450,000         360,000     98,053(10)
and General Counsel(9)         1999     37,500             -0-          -

John T. La Duc                 2001    387,393         171,000          -
Executive Vice President and   2000    372,493         435,000          -
Chief Financial Officer        1999    358,167         171,928(14)      -

Joseph A. Bonn                 2001    322,350         126,464          -
Executive Vice President,      2000    296,250         290,716          -
Corporate Development          1999    259,585          78,721          -

James L. Chapman               2001    203,667         143,312          -
Vice President of Primary      2000    177,080         201,699          -
Aluminum Operations            1999    140,917          39,940          -

                                           LONG-TERM COMPENSATION
                                     --------------------------------------
                                             AWARDS               PAYOUTS
                                     -----------------------    -----------
           (A)                            (F)           (G)         (H)           (I)
                                                     SECURITIES
                                      RESTRICTED     UNDERLYING
                                         STOCK        OPTIONS/     LTIP        ALL OTHER
         NAME AND                      AWARD(S)        SARS      PAYOUTS    COMPENSATION
    PRINCIPAL POSITION                   ($)             #       ($)(2)          ($)
--------------------------           ------------    ---------- ----------- ---------------
Raymond J. Milchovich                         -0-(4)        -0-       7,112       2,122,265(5)(6)
Former President and                      117,525(7)    385,000      75,254          31,500(6)
Chief Executive Officer                       -0-       500,000     134,515         389,520(6)(8)
(Chief Executive Officer
January 2000-October 2001)

Jack A. Hockema                           467,104(4)    375,770     887,600          22,770(6)
President and Chief                           -0-        28,184     235,600          15,750(6)
Executive Officer                             -0-           -0-     165,270          13,250(6)
(Chief Executive Officer
beginning October 2001)

J. Kent Friedman                              -0-(4)     20,900(11)     -0-          29,556(12)
Former Senior Vice President                  -0-        18,800(11)     -0-          14,777(12)
and General Counsel(9)                        -0-       184,500(13)     -0-              47(12)

John T. La Duc                                -0-(4)        -0-       4,628          19,370(6)
Executive Vice President and                  -0-           -0-      59,065          18,625(6)
Chief Financial Officer                       -0-           -0-     120,990          17,908(6)

Joseph A. Bonn                                -0-(4)        -0-     148,829          16,118(6)
Executive Vice President,                     -0-           -0-      44,747         164,813(6)(8)
Corporate Development                         -0-       163,190      79,760          12,979(6)

James L. Chapman                              -0-(4)        -0-      55,517          19,140(6)(8)
Vice President of Primary                     -0-           -0-      38,623          45,797(6)(8)
Aluminum Operations                           -0-           -0-       9,911          23,463(6)(8)(15)

------------------------------------
(1)    Excludes perquisites and other personal benefits which in the aggregate amount do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.
(2)    Amounts reflect the value of the actual payment received during the year indicated in connection with awards made under the Company's long-term incentive program for the rolling three-year performance periods
       1995-1997, 1996-1998, 1997-1999 and 1998-2000. The awards for the periods
       1995-1997, 1996-1998, and 1997-1999 generally were paid in two equal installments, with the first paid during the year following the end of the three-year performance period and the second during the next following year. Awards for the 1998-2000 performance period were either paid in cash or by the grant of stock options to purchase Kaiser Common
       Stock. The cash awards were paid in 2001. For the performance periods
       1995-1997 and 1996-1998, the awards generally were made 57% in shares of
       Kaiser Common Stock (based on the average closing price of Kaiser's
       Common Stock during the last December of each such performance period)
       and 43% in cash. For the 1997-1999 performance period, awards generally were made entirely in shares of Kaiser Common Stock (based on the average closing price of Kaiser's Common Stock during the last December of such performance period for one-half of the award and on a target price of
       $15.00 per share for the other half.) Pursuant to the terms of Mr.
       Hockema's previous employment agreement, the full amount of his award for the 1997-1999 performance period was paid in cash during 2000. The value of shares included in the above table was determined for each payout by multiplying the number of shares paid by the average of the high and low market price of a share of Kaiser Common Stock on the New York Stock
       Exchange on the date of such payment.
(3)    On each of February 21, 2001 and April 10, 2001, Mr. Milchovich was
       awarded a stock bonus of 13,281 shares of Kaiser Common Stock. The value of such shares included in the above table was determined by multiplying the number of shares by the closing price of a share of Kaiser Common
       Stock on the New York Stock Exchange on the respective award dates.
(4)    The restricted shares of Kaiser Common Stock issued to the Named
       Executive Officers in connection with the exchange offer described under
       "Option/SAR Exercises and Fiscal Year End Value Table" below are not included in the above table. Effective June 28, 2001, Mr. Hockema was granted 53,552 restricted shares of Kaiser Common Stock as part of his annual long-term incentive. In connection with Mr. Hockema's promotion to
       President and Chief Executive Officer, he was granted an additional
       146,448 shares of restricted Kaiser Common Stock effective as of October
       31, 2001. The restrictions on 33 1/3% of the 53,552 shares lapsed and such shares vested on December 31, 2001. The restrictions are scheduled to lapse as to an additional 33 1/3% of such shares on each of December 31,
       2002 and December 31, 2003. The restrictions on 33 1/3% of the 146,448 shares are scheduled to lapse and the shares vest on each of October 11,
       2002, October 11, 2003 and October 11, 2004. Vesting is subject to Mr.
       Hockema being an employee of the Company, Kaiser or an affiliate or subsidiary of the Company or Kaiser as of the applicable vesting date.
       Vesting may be accelerated under certain circumstances. Any dividends payable on the shares prior to the lapse of the restrictions are payable to Mr. Hockema. The above table includes the value of the restricted shares granted to Mr. Hockema in 2001 and was determined for each such grant by multiplying the number of such shares in such grant by the closing market price of a share of Kaiser's Common Stock on the New York
       Stock Exchange on the effective date. As of December 31, 2001, Messrs.
       Hockema, Friedman, La Duc, Bonn and Chapman owned 182,149, 93,894,
       34,511, 91,133, and 440 restricted shares of Kaiser Common Stock, respectively, valued at $295,081, $152,108, $55,908, $147,635 and $713, respectively, based on the closing price on the New York Stock Exchange of $1.62 per share. As of December 31, 2001, Mr. Milchovich owned no restricted shares of Kaiser Common Stock, all of his restricted shares having been canceled prior to vesting upon his retirement from the
       Company in October 2001, in accordance with the terms of his Restricted
       Stock Agreements.
(5)    Includes a $89,747 payment for accrued vacation through the date of retirement; a $437,795 lump sum payment from the Kaiser Retirement Plan
       (as defined below); and a $1,567,331 benefit payable in semi-annual installments over a five-year period under the Kaiser Supplemental
       Benefits Plan (as defined below).
(6)    Includes accruals by the Company of $27,392, $31,500 and $25,925 for Mr.
       Milchovich; $22,770, $15,750, and $13,250 for Mr. Hockema; $19,370,
       $18,625, and $17,980 for Mr. La Duc; $16,118, $14,813, and $12,979 for
       Mr. Bonn; and $10,183, $8,854 and $7,071 for Mr. Chapman under its
       Supplemental Savings and Retirement Plan and Supplemental Benefits Plan
       for 2001, 2000, and 1999, respectively.
(7)    On August 15, 2000, Mr. Milchovich was granted 26,116 shares of restricted Kaiser Common Stock. The value of such shares included in the above table was determined by multiplying the number of shares by the closing market price of a share of Kaiser's Common Stock on the New York
       Stock Exchange on the grant date. Upon Mr. Milchovich's retirement, the shares were cancelled in accordance with the terms of his Restricted
       Stock Agreement with respect to such shares.
(8)    Includes moving-related items of $363,595 for Mr. Milchovich for 1999;
       $150,000 for Mr. Bonn for 2000; and $8,957, $36,943 and $5,000 for Mr.
       Chapman for years 2001, 2000 and 1999, respectively.
(9)    Mr. Friedman was an executive officer of the Company from December 1999 through February 2002. During that period, he received his compensation from MAXXAM and the Company reimbursed MAXXAM for certain allocable costs associated with his performance of services for the Company. The table reflects Mr. Friedman's total compensation for the years indicated. For the years 2001 and 2000,
       50% of the amounts in columns (c) and (d) and approximately 50% of the amounts in columns (e) and (i) with respect to Mr. Friedman were allocated to the Company.
(10)   Includes in each of 2001 and 2000 annual forgiveness of $50,000 of the outstanding principal balance of the loan made to Mr. Friedman pursuant to the terms of his employment agreement with MAXXAM. Additional information with respect to the loan is set forth below in the discussion of Mr. Friedman's employment agreement under "Employment Contracts,
       Retention Plan and Agreements and Termination of Employment and
       Change-in-Control Arrangements."
(11)   Represents options with tandem stock appreciation rights ("SARs") for shares of MAXXAM common stock.
(12)   Represents matching contributions by MAXXAM during 2001 and 2000 under its 401(k) savings plan of $6,800 and $6,800, respectively; and $22,756,
       $7,977 and $47 accrued by MAXXAM for 2001, 2000 and 1999, respectively, in respect of MAXXAM's Revised Capital Accumulation Plan of 1988,
       pursuant to which, in general, benefits vest 10% annually and with respect to contributions during 1998 or after, are payable upon the earlier of (a) January 1, 1998 (with respect to participants who were also participants under a former plan on December 31, 1987), or (b)
       termination of employment with MAXXAM.
(13)   Represents options for 167,000 shares of Kaiser Common Stock and options
       (with tandem SARs) for 17,500 shares of MAXXAM common stock.
(14)   Includes $75,000 (paid over a three-year period) for 1999, which has been reimbursed by MAXXAM.
(15)   Includes pay in lieu of vacation of $10,892 and strike pay of $500.

OPTION/SAR GRANTS

The following table sets forth certain information concerning stock options or
SARs granted in fiscal year 2001 to any of the Named Executive Officers:

                                             INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------- ---------------
                  (A)                           (B)                    (C)              (D)             (E)           (F)
                                              # OF                  % OF TOTAL
                                            SECURITIES             OPTIONS/SARS
                                            UNDERLYING             GRANTED TO       EXERCISE OR                   GRANT DATE
                                           OPTIONS/SARS           EMPLOYEES IN      BASE PRICE      EXPIRATION   PRESENT VALUE
                 NAME                         GRANTS                  2001           ($/SHARE)         DATE           ($)
--------------------------------------  ------------------      ----------------  ---------------  ------------ ---------------

Jack A. Hockema                                    306,122(1)(2)        37.6          $  3.10       10/11/11        $750,000(3)
Jack A. Hockema                                     69,648(1)(4)         8.5          $  4.435       5/23/11        $237,500(5)
J. Kent Friedman                                    20,900(6)(7)         8.9(8)       $ 17.95       12/12/11        $180,490(9)
------------------------------------

(1)    Represents shares of Kaiser Common Stock underlying stock options.
(2)    The options generally vest at the rate of 33 1/3% per year, beginning on
       October 11, 2002, with an additional 33 1/3% vesting each October 11 thereafter until fully vested. Vesting may be accelerated in certain circumstances.
(3)    Valuation utilizing the Black-Scholes option pricing method with the following assumptions: 3-year weekly volatility for Kaiser Common Stock,
       4.54% risk-free rate (based on U.S. Treasury strip rate on the date of grant with a term equal to that of the option), no dividend yield and
       10-year exercise date. No adjustments were made for non-transferability or risk of forfeiture.
(4)    The options generally vest at the rate of 33 1/3% per year, beginning on
       December 31, 2001, with an additional 33 1/3% vesting each December 31 thereafter until fully vested. Vesting may be accelerated in certain circumstances.
(5)    Valuation utilizing the Black-Scholes option pricing method with the following assumptions: 3-year weekly volatility for Kaiser Common Stock,
       5.66% risk-free rate (based on U.S. Treasury strip rate on the date of grant with a term equal to that of the option), no dividend yield and
       10-year exercise date. No adjustments were made for non-transferability or risk of forfeiture.
(6)    Represents shares of MAXXAM common stock underlying stock options with tandem SARs.
(7)    The options generally vest at the rate of 20% per year, beginning on
       December 12, 2002, with an additional 20% vesting each December 12 thereafter until fully vested.
(8)    Represents the percentage of total options/SARs granted to employees of
       MAXXAM.
(9)    Valuation utilizing Black-Scholes option pricing method with the following assumptions: 5-year daily volatility for MAXXAM common stock,
       5.016% risk-free rate (10-year Government Bond as of the grant date), no dividend yield and 6.59-year exercise date. No adjustments were made for non-transferability or risk of forfeiture.

The stock options with respect to Kaiser's Common Stock set forth in the above table were granted under the Kaiser 1997 Omnibus Stock Incentive Plan (the "1997
Omnibus Plan") and are exercisable for cash, Kaiser Common Stock or a combination thereof. The stock options with respect to the MAXXAM common stock set forth in the above table were granted under the MAXXAM 1994 Omnibus Employee
Incentive Plan and are exercisable for cash, MAXXAM common stock or a combination thereof, at MAXXAM's discretion.

OPTION/SAR EXERCISES AND FISCAL YEAR END VALUE TABLE

The table below provides information on an aggregated basis concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the fiscal year ended December 31, 2001, by each of the Company's Named Executive
Officers, and the 2001 fiscal year-end value of unexercised options and SARs, including SARs exercisable for cash only.

             (A)                    (B)            (C)                      (D)                            (E)
                                                                                                  VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED              IN-THE-MONEY
                                                                       OPTIONS/SARS                   OPTIONS/SARS
                                                                      AT YEAR END (#)            AT FISCAL YEAR-END ($)
                                                               -----------------------------  -----------------------------
                                   SHARES
                                 ACQUIRED ON      VALUE
            NAME                EXERCISE (#)   REALIZED ($)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------------  -------------- --------------   -------------  --------------  -------------- --------------
Jack A. Hockema                     -0-            -0-                23,216(1)      380,738(1)           --(2)          --(2)
John T. La Duc                      -0-            -0-               187,500(1)       46,875(1)           --(2)          --(2)
                                    -0-            -0-                 4,000(3)          -0-              --(4)         -0-
J. Kent Friedman                    -0-            -0-                10,760(5)       46,440(5)           --(4)          --(4)
------------------------------------

(1)   Represents stock options for shares of Kaiser Common Stock.
(2)   Valued at $1.62, the closing price on the New York Stock Exchange of
      Kaiser's Common Stock on December 31, 2001, less the exercise price. No value is shown because the exercise price is higher than such closing price.
(3)   Represents SARs relating to MAXXAM common stock. The SARs relating to
      MAXXAM common stock set forth in the above table for Mr. La Duc were granted under MAXXAM's 1984 Phantom Share Plan (the "MAXXAM Phantom
      Plan"). All of Mr. La Duc's SARs under the MAXXAM Phantom Plan are exercisable for cash only.
(4)   Valued at $17.50 per share, the closing price on the American Stock
      Exchange of MAXXAM common stock on December 31, 2001, less the exercise price. No value is shown because the exercise price is higher than such closing price.
(5) Represents stock options (with tandem SARs) for MAXXAM common stock.

In April 2001, the Company and Kaiser made an offer to current employees and directors to exchange their outstanding options to acquire shares of Kaiser's
Common Stock for restricted shares of Kaiser Common Stock (the "Exchange
Offer"). Pursuant to the Exchange Offer, Messrs. Milchovich, Friedman, Bonn and
Chapman exchanged all of their then outstanding options to acquire Kaiser Common
Stock (i.e., 1,392,200, 167,000, 171,690 and 2,460 options, respectively) for
447,940, 93,894, 91,133 and 440 restricted shares of Kaiser Common Stock, respectively, and Mr. La Duc exchanged approximately 51% of his outstanding options to acquire Kaiser Common Stock (i.e., 243,575 options) for 34,511 restricted shares of Kaiser Common Stock. The restrictions on 33 1/3% of the shares issued pursuant to the Exchange Offer generally lapsed and such shares vested on March 5, 2002. The restrictions are generally scheduled to lapse and the shares vest as to an additional 33 1/3% of such shares on each of March 5,
2003 and March 5, 2004, subject to the grantee being an employee of the Company,
Kaiser or an affiliate or subsidiary of the Company or Kaiser on the applicable vesting date. Vesting may be accelerated under certain circumstances. Any dividends payable on the shares prior to the lapse of the restrictions are payable to the grantee. As of December 31, 2001, Mr. Milchovich owned no restricted shares of Kaiser Common Stock, all of his restricted shares having been canceled prior to vesting upon his retirement from the Company in October
2001, in accordance with the terms of his Restricted Stock Agreements. Prior to
March 5, 2002, Messrs. La Duc, Bonn and Chapman elected to cancel that portion of their restricted shares issued pursuant to the Exchange Offer for which the restrictions would have lifted on that date.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

Each of the Company's Named Executive Officers listed below received a distribution in 2001 under the long-term component of the Company's incentive compensation program for the 1997-1999 three-year, long-term performance period.
The following table and accompanying footnotes describe the distributions received by each of such Named Executive Officers in 2001.

                                                                                    ESTIMATED FUTURE PAYOUTS
                                                                              UNDER NON-STOCK PRICE BASED PLANS (2)
                                                                         -----------------------------------------------
              (A)                       (B)                  (C)              (D)              (E)             (F)
                                 PERFORMANCE OR
                               OTHER PERIODS UNTIL
                                     NUMBER OF           MATURATION
             NAME                     SHARES              OR PAYOUT        THRESHOLD         TARGET          MAXIMUM
------------------------------  -------------------  ------------------  --------------  ---------------  --------------
Raymond J. Milchovich                         1,812(1)               --       --               --               --
John T. La Duc                                1,179(1)               --       --               --               --
Joseph A. Bonn                                  716(1)               --       --               --               --
------------------------------------

(1)   Represents the stock portion of the second installment of long-term incentive award distributed in February 2001 in connection with the
      1997-1999 three-year, long-term performance period. The average closing price of Kaiser's Common Stock during December 1999 was $6.809 per share.
      The total awards for the 1997-1999 long-term performance period for
      Messrs. Milchovich, La Duc, and Bonn were $33,925, $22,081, and $13,395, respectively.
(2)   All payments in connection with the 1997-1999 three-year, long-term performance period have been made.

The amount of the awards earned for a performance period for which awards are included in the above table were dependent upon the level of satisfaction of performance criteria established for that period. During the 1997-1999 performance period, target incentives were based upon earnings per share targets established in 1997.

DEFINED BENEFIT PLANS

Kaiser Retirement Plan. The Company maintains a qualified, defined-benefit retirement plan (the "Kaiser Retirement Plan") for salaried employees of the
Company and co-sponsoring subsidiaries who meet certain eligibility requirements. The table below shows estimated annual retirement benefits payable under the terms of the Kaiser Retirement Plan to participants with the indicated
years of credited service. These benefits are reflected without reduction for the limitations imposed by the Internal Revenue Code of 1986, as amended (the
"Tax Code") on qualified plans and before adjustment for the Social Security offset, thereby reflecting aggregate benefits to be received, subject to Social
Security offsets, under the Kaiser Retirement Plan and the Kaiser Supplemental
Benefits Plan (as defined below).

  AVERAGE ANNUAL
   REMUNERATION                                       YEARS OF SERVICE
------------------  ------------------------------------------------------------------------------------
                         15               20                25                30               35
                    -------------   ---------------  ----------------  ----------------  ---------------

    $  250,000        $ 56,250         $ 75,000          $ 93,750         $ 112,500        $ 131,250
       350,000          78,750          105,000           131,250           157,500          183,750
       450,000         101,250          135,000           168,750           202,500          236,250
       550,000         123,750          165,000           206,250           247,500          288,750
       650,000         146,250          195,000           243,750           292,500          341,250
       750,000         168,750          225,000           281,250           337,500          393,750
       850,000         191,250          255,000           318,750           382,500          446,250
       950,000         213,750          285,000           356,250           427,500          498,750
     1,050,000         236,250          315,000           393,750           472,500          551,250

The estimated annual retirement benefits shown are based upon the assumptions that current Kaiser Retirement Plan and Kaiser Supplemental Benefits Plan
provisions remain in effect, that the participant retires at age 65, and that the retiree receives payments based on a straight-life annuity for his lifetime.
Messrs. Hockema, La Duc, Bonn and Chapman had 9.9, 32.3, 34.5 and 27.1 years of credited service, respectively, on December 31, 2001. Monthly retirement benefits, except for certain minimum benefits, are determined by multiplying years of credited service (not in excess of 40) by the difference between 1.50%
of average monthly compensation for the highest base period (of 36, 48 or 60 consecutive months, depending upon compensation level) in the last 10 years of employment and 1.25% of monthly primary Social Security benefits. Pension compensation covered by the Kaiser Retirement Plan and the Kaiser Supplemental
Benefits Plan consists of salary and bonus amounts set forth in the Summary
Compensation Table (column (c) plus column (d) thereof).

Participants are entitled to retire and receive pension benefits, unreduced for age, upon reaching age 62 or after 30 years of credited service. Full early pension benefits (without adjustment for Social Security offset prior to age 62)
are payable to participants who are at least 55 years of age and have completed
10 or more years of pension service (or whose age and years of pension service total 70) and who have been terminated by the Company or an affiliate for reasons of job elimination or partial disability. Participants electing to retire prior to age 62 who are at least 55 years of age and who have completed
10 or more years of pension service (or whose age and years of pension service total at least 70) may receive pension benefits, unreduced for age, payable at age 62 or reduced benefits payable earlier. Participants who terminate their employment after five years or more of pension service, or after age 55 but prior to age 62, are entitled to pension benefits, unreduced for age, commencing at age 62 or, if they have completed 10 or more years of pension service, actuarially reduced benefits payable earlier. For participants with five or more years of pension service or who have reached age 55 and who die, the Kaiser
Retirement Plan provides a pension to their eligible surviving spouses. Upon retirement, participants may elect among several payment alternatives including, for most types of retirement, a lump-sum payment.

In November 2001, Mr. Milchovich received, in connection with his retirement, a lump sum payment of his benefits from the Kaiser Retirement Plan in the amount of $437,795.

MAXXAM Pension Plan. All officers who are also employees and other regular employees of MAXXAM automatically participate in MAXXAM's Pension Plan (the
"MAXXAM Pension Plan"), a noncontributory, defined benefit plan. Benefits equal the sum of an employee's "past service benefit" and "future service benefit."
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

The amount of an employee's aggregate plan compensation that may be included in benefit computations under the MAXXAM Pension Plan is limited to $170,000 for
2001. Benefits are generally payable as a lifetime annuity or, with respect to married employees, as a 50% joint and survivor annuity, or, if the employee elects (with spousal consent), in certain alternative annuity forms. Benefits under the MAXXAM Pension Plan are not subject to any deductions for Social
Security or other offsets. The covered compensation for 2001, credited years of service as of December 31, 2001 for the MAXXAM Pension Plan, and estimated annual benefit payable upon retirement at normal retirement age for Mr. Friedman were $170,000, 2 years, and $42,156, respectively.

The projected benefit shown above was computed as a lifetime annuity amount, payable beginning at age 65. The benefit amount reflects a covered compensation limit of $200,000 for 2002 and subsequent years under Section 401(a)(17) of the
Tax Code. In addition, the amounts reflects a maximum benefit limit of $140,000 for 2002 and subsequent years (with early retirement reductions where applicable) that is placed upon annual benefits that may be paid to a participant in the MAXXAM Pension Plan at retirement under Section 415 of the
Tax Code. Combined plan limits applicable to employees participating in both defined contribution and defined benefit plans have not been reflected.

Kaiser Supplemental Benefits Plan. The Company maintains an unfunded, non-qualified Supplemental Benefits Plan (the "Kaiser Supplemental Benefits
Plan"), the purpose of which is to restore benefits which would otherwise be paid from the Kaiser Retirement Plan or the Supplemental Savings and Retirement
Plan, a qualified Section 401(k) plan (the "Kaiser Savings Plan"), were it not for the Section 401(a)(17) and Section 415 limitations imposed by the Tax Code.
Participation in the Kaiser Supplemental Benefits Plan includes all employees of the Company and its subsidiaries whose benefits under the Kaiser Retirement Plan and Kaiser Savings Plan are likely to be affected by such limitations imposed by the Tax Code. Eligible participants are entitled to receive the equivalent of the Kaiser Retirement Plan and Kaiser Savings Plan benefits which they may be prevented from receiving under those plans because of such Tax Code limitations.

Upon Mr. Milchovich's retirement, he became entitled to a benefit of $1,567,331 under the Kaiser Supplemental Benefits Plan.

MAXXAM Supplemental Executive Retirement Plan. Effective March 8, 1991, MAXXAM
adopted an unfunded non-qualified Supplemental Executive Retirement Plan (the
"MAXXAM SERP"). The MAXXAM SERP provides that eligible participants are entitled to receive benefits which would have been payable to such participants under the
MAXXAM Pension Plan except for the limitations imposed by the Tax Code.
Participants in the MAXXAM SERP are selected by MAXXAM's Board of Directors. Mr.
Friedman was entitled to receive benefits under the MAXXAM SERP during 2001.

The following projections for Mr. Friedman are based on the same assumptions as utilized in connection with the MAXXAM Pension Plan projections above. The 2001 qualified plan pay limit ($200,000) and benefit limit ($140,000) are reflected for all years in the future. In addition, no future increases in Mr. Friedman's covered compensation amounts from the 2001 levels are assumed.

COVERED COMPENSATION FOR 2001:
Qualified Plan                                                      $         170,000
Nonqualified Plan                                                              298000
                                                                    -----------------
Total                                                               $         468,000
                                                                    =================

CREDITED YEARS OF SERVICE AS OF DECEMBER 31, 2001                                   2

PROJECTED NORMAL RETIREMENT BENEFIT:
Qualified Plan                                                      $          42,156
Nonqualified Plan                                                              57,669
                                                                    -----------------
Total                                                               $          99,825
                                                                    =================

Kaiser Termination Payment Policy. Most full-time salaried employees of the
Company are eligible for benefits under an unfunded termination policy if their employment is involuntarily terminated, subject to a number of exclusions. The policy provides for lump-sum payments after termination ranging from one-half month's salary for less than one year of service graduating to eight months'
salary for 30 or more years of service. The amounts payable to Messrs. Hockema,
La Duc, Bonn and Chapman under the policy if they had been involuntarily terminated on December 31, 2001, would have been $152,083, $262,472, $218,400, and $121,338, respectively.

MAXXAM Severance or Termination Policy. Severance or termination pay is generally granted to regular full-time employees of MAXXAM who are involuntarily terminated, subject to certain conditions and a number of exclusions, pursuant to an unfunded policy. After such termination, the policy provides for payment in an amount ranging from two weeks' salary for at least one year of service graduating to a maximum of 104 weeks' salary. The amount payable under the policy to Mr. Friedman if he had been involuntarily terminated on December 31,
2001 would have been $36,000.

MAXXAM Deferred Compensation Program. Certain executive officers of MAXXAM, including Mr. Friedman, are eligible to participate in a deferred compensation program. An eligible executive officer may defer up to 30% of gross salary and up to 30% of any bonus otherwise payable to such executive officer for any calendar year. The designated percentage of deferred compensation is credited to a book account as of the date such compensation would have been paid and is deemed "invested" in an account bearing interest calculated using one-twelfth of the sum of the prime rate plus 2% on the first day of each month. Deferred compensation, including all earnings credited to the book account, will be paid in cash to the executive or beneficiary as soon as practicable following the date the executive ceases for any reason to be an employee of MAXXAM, either in a lump sum or in a specified number of annual installments, not to exceed ten, at the executive's election.

DIRECTOR COMPENSATION

Each of the directors who is not an employee of the Company, Kaiser or MAXXAM, generally receives an annual base fee for services as a director, a portion of which is paid in the form of an option to purchase shares of Kaiser Common
Stock, as more fully described below. The base fee for the year 2001 was
$50,000, including $20,000 of value in Kaiser stock options. For the period prior to the 2001 Annual Meeting of Shareholders (the "2001 Annual Meeting"),
the stock options were granted in arrears. Beginning with the term commencing immediately after the 2001 Annual Meeting, this practice was amended to provide for the options to be granted prospectively at the commencement of each one year term of service. Accordingly, during 2001, Kaiser stock options were granted to non-employee directors for the period June 2000 through May 2001 and June 2001 through May 2002. During 2001, in respect of base compensation, Messrs.
Cruikshank, Hackett, and Levin each received $81,909, of which $51,909 of value was in the form of Kasier stock options. Mr. Haymaker's compensation, which was covered for portions of the year by separate agreements with the Company, is discussed below.

For the year 2001, non-employee directors of the Company and Kaiser who were non-employee directors of MAXXAM, also received director or committee fees from
MAXXAM. In addition, the non-employee Chairman of each of the committees was paid a fee of $3,000 per year for services as Chairman. All non-employee directors also generally received a fee of $1,500 per day per Board meeting attended in person, $1,500 per day per committee meeting held in person on a date other than a Board meeting date, and $500 per formal telephonic meeting of the Board or a committee. In respect of 2001, Messrs. Cruikshank, Hackett, and
Levin received an aggregate of $23,000, $13,398, and $16,000, respectively, in such fees from the Company and Kaiser in the form of cash payments.

Non-employee directors are eligible to participate in the 1997 Omnibus Plan.
During 2001, non-employee directors participated in a program under the 1997
Omnibus Plan pursuant to which each non-employee director was entitled to receive as part of his annual base fee options valued at $20,000 to purchase
Kaiser Common Stock at a price equal to the average of the high and low market price of Kaiser Common Stock on the day of the grant, with the number of shares covered by the options determined using the Black-Scholes option pricing method.
For the one-year period prior to the 2001 Annual Meeting, the annual grant of stock options was made in arrears. Beginning with the term commencing immediately after the 2001 Annual Meeting, the program was amended to provide for the annual grant to be made prospectively at the commencement of each one year term of service. Accordingly, during 2001, Kaiser stock options were granted for the periods June 2000 through May 2001 and June 2001 through May
2002. On May 23, 2001, in respect of services for the period from June 2000 through May 2001, Messrs. Cruikshank, Levin, and Hackett each received options under the program to purchase 5,866 shares of Kaiser Common Stock at an exercise price of $4.435 per share. In general, such stock options will become exercisable on May 23, 2002. On June 25, 2001, in respect of services for the period from June 2001 through May 2002, Messrs. Cruikshank, Levin and Hackett each received options under the program to purchase 7,143 shares of Kaiser
Common Stock at an exercise price of $3.625 per share. In general, such stock options will become exercisable on May 23, 2002.

Directors are reimbursed for travel and other disbursements relating to Board and committee meetings, and non-employee directors are provided travel accident insurance in respect of Company-related business travel. Subject to the approval of the Chairman of the Board, directors also generally may be paid additional ad hoc fees for extraordinary services in the amount of $750 per one- half day or
$1,500 per day.

Effective January 2002, the Boards of Directors of the Company and Kasier
approved a supplemental compensation arrangement with Mr. Levin for certain advisory services to be provided to the President and the Boards of the Company and Kaiser. Such supplemental compensation will be paid at Mr. Levin's usual hourly rate as a member of Kramer Levin Naftalis & Frankel LLP, and will be in addition to amounts otherwise payable to Mr. Levin as a member of the Executive
Committees of the Boards.

The Company and Kaiser have a deferred compensation program in which all non-employee directors are eligible to participate. By executing a deferred fee agreement, a non-employee director may defer all or part of the fees from the
Company and Kaiser for services in such capacity for any calendar year. The deferred fees are credited to a book account and are deemed "invested," in 25%
increments, in two investment choices: in phantom shares of Kaiser Common Stock and/or in an account bearing interest calculated using one-twelfth of the sum of the prime rate plus 2% on the first day of each month. If deferred, fees, including all earnings credited to the book account, are paid in cash to the director or beneficiary as soon as practicable following the date the director ceases for any reason to be a member of the Board, either in a lump sum or in a specified number of annual installments not to exceed ten, at the director's election. With the exception of Mr. Haymaker, who deferred his fees in 2000 and
2001, no deferral elections have been made under this program. Mr. Haymaker revoked his deferral election effective January 1, 2002, for services rendered on or after that date.

Fees to directors who are also employees of Kaiser or MAXXAM are deemed to be included in their salary. Directors of the Company were also directors of Kaiser and received the foregoing compensation for acting in both capacities.

As of January 1, 2000, Mr. Haymaker, the Company and Kaiser entered into an agreement concerning the terms upon which he served as a director and non-executive Chairman of the Boards of the Company and Kaiser through the
Company's 2001 Annual Meeting. Under the agreement, Mr. Haymaker provided consulting services to the Company and Kaiser, in addition to acting as a director. The agreement expired at the end of May 2001. For the period from
January 1, 2001 through the end of May 2001, Mr. Haymaker received base compensation under the agreement of $104,167, inclusive of his base Director's fee and any Board committee fees otherwise payable. Compensation under the agreement was paid in cash. As permitted by the agreement, Mr. Haymaker elected to defer receipt of the Director fee portion of the compensation in accordance with the deferred compensation program discussed above.

For the period of June 2001 through October 11, 2001, Mr. Haymaker continued to serve as a director of the Company and Kaiser and receive compensation under the director compensation program discussed above. The cash portion of Mr.
Haymaker's base compensation for this period was $10,806. He also received as the non-cash portion of his compensation options to purchase 7,143 share of
Kaiser Common Stock, as discussed above with respect to the directors generally.
In addition, Mr. Haymaker received $4,340 in respect of chairman and attendance fees. Receipt of the cash portion of these amounts was deferred in accordance with the deferred compensation program discussed above.

On October 11, 2001, Mr. Haymaker, the Company and Kaiser entered into a new agreement concerning the terms upon which he would serve as a director and non-executive Chairman of the Boards of the Company and Kaiser through December
31, 2002. Under the agreement, Mr. Haymaker provides consulting services to the
Company and Kaiser, in addition to acting as a director. For the period of
October 11, 2001 through December 31, 2001, Mr. Haymaker's base compensation under the agreement was $88,025, inclusive of his base director's fee and any
Board and committee fees otherwise payable. Receipt of the base director's fee portion of this amount was deferred in accordance with the deferred compensation program discussed above. For the year 2002, Mr. Haymaker's base compensation under the agreement will be $50,000 for services as a director, of which $30,000 will be payable in cash, and $365,000 for services as non-executive Chairman of the Boards of the Company and Kaiser, inclusive of any Board and committee fees otherwise payable. The agreement also provides for an incentive payment of
$105,000 upon the achievement of certain goals.

EMPLOYMENT CONTRACTS, RETENTION PLAN AND AGREEMENTS AND TERMINATION OF
EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Raymond J. Milchovich. Prior to his retirement in October 2001, Mr. Milchovich was party to an employment agreement with the Company effective June 1, 1999.
Pursuant to the terms of the agreement, Mr. Milchovich was entitled to a base salary of $692,000 for 2001. Through the date of his retirement, Mr. Milchovich had earned $547,833 of this amount.

Mr. Milchovich's agreement provided for a target bonus equal to 80% of base salary per year, payable based on the attainment by the Company of short-term bonus plan objectives under the Company's executive bonus plan for such year, as agreed upon annually consistent with the Company's business plan for the relevant year. Pursuant to the terms of the plan, Mr. Milchovich forfeited any award under the plan for 2001, upon his retirement.

Under the terms of the agreement, Mr. Milchovich received in 1999 and 2000 stock options to purchase 750,000 shares of Kaiser's Common Stock under the 1997
Omnibus Plan. Twenty percent (20%) of the options, or 150,000 shares, were granted with an exercise price of $9.50 per share, forty percent (40%) of the options, or 300,000 shares, were granted with an exercise price of $12.35 per share, and forty percent (40%) of the options, or 300,000 shares, were granted with an exercise price of $14.25 per share. The options were granted in lieu of any payment of long-term incentive compensation under the executive bonus plan for the five year period beginning January 1, 2000, although Mr. Milchovich remained eligible for additional option grants at the discretion of the Section
162(m) Compensation Committee of the Board. The stock options granted to Mr.
Milchovich under the agreement were among those exchanged by him for restricted shares of Kaiser Common Stock in connection with the Exchange Offer. See discussion under "Option/SAR Exercises and Fiscal Year End Value Table" for
additional information regarding the Exchange Offer.

Mr. Milchovich's agreement provided that upon the termination by the Company of his employment for any reason other than termination for cause, his acceptance of any offer of employment with an affiliate of the Company, or a voluntary termination by Mr. Milchovich for other than good reason, then Mr. Milchovich would be entitled to receive the following benefits: (A) an early retirement lump sum payment, equal to the excess, if any, of the sum of (i) the lump sum benefit from the Kaiser Retirement Plan that Mr. Milchovich would have been entitled to as of the date of his actual termination based upon the terms of the
Kaiser Retirement Plan as in effect June 1, 1999, and as if he qualified for a full early retirement pension, and (ii) the lump sum benefit from the Kaiser
Supplemental Benefits Plan based upon the terms of that Plan as in effect June
1, 1999, and as if he qualified for a Kaiser Retirement Plan full early retirement pension, over (iii) an amount equal to the lump sum actuarial equivalent of Mr. Milchovich's actual benefit payable from the Kaiser Retirement
Plan on account of his actual termination, plus the actual benefit payable from the Kaiser Supplemental Benefits Plan on account of his actual termination; (B)
full health benefits as if Mr. Milchovich had qualified for an early retirement pension; (C) a lump sum equal to Mr. Milchovich's base salary as of the date of his termination for a period equal to the greater of (x) the number of months remaining in the employment period, or (y) two years, plus an amount equal to
Mr. Milchovich's target annual bonus for the year of termination; and (D) all unvested stock options held by Mr. Milchovich on the date of such termination that would have vested during his employment period would immediately vest and become exercisable in full for the remaining portion of the applicable period.
The agreement further provided that in the event of a change in control, the terms and conditions of Mr. Milchovich's agreement would continue in full force and effect during the period that he would continue to provide services;
provided, in the event of a termination of his employment by the Company other than for cause, or in the event Mr. Milchovich would terminate his employment for any reason within twelve (12) months following a change in control, the foregoing benefits would become due and payable.

Jack A. Hockema. Effective January 24, 2000, in connection with Mr. Hockema's election as Executive Vice President, and President of Kaiser Fabricated
Products, the Section 162(m) Compensation Committee of the Board approved compensation arrangements for Mr. Hockema for 2000 and 2001 comprised of three components: base pay, short-term incentive and long-term incentive. The long-term incentive covers the period 2000-2002 and has two components. The first component has a target amount of $200,000, with any award under the first component to be made based on that target amount and on the performance of the engineered products business unit for the period 2000-2002. The second component, which was valued at $135,000, was made in 2000 in the form of a grant of a stock option to purchase 28,184 shares of Kaiser's Common Stock at $6.0938 per share. The options generally vest at the rate of 33 1/3% per year, beginning on February 3, 2001, with an additional 33 1/3% vesting each February 3 thereafter until fully vested, provided that if as of any such vesting date
Kaiser's Common Stock has not traded at $10.00 or more per share for at least 20 consecutive trading days during the option period, the vesting date will be the date such condition has been met or February 3, 2009, whichever is earlier.
Vesting may be accelerated in certain circumstances. Mr. Hockema also will qualify for a cash bonus of $500,000 in the event of the sale of a specified portion of the business units under his management on or before July 1, 2002.
Payment of such a bonus would be made in three equal annual installments, with the first payment occurring within 30 days of the closing of such sale.

Effective October 9, 2001, in connection with Mr. Hockema's election as
President and Chief Executive Officer, Mr. Hockema and the Company entered into an employment agreement for the period October 9, 2001 through December 31,
2002. Under the terms of the agreement, Mr. Hockema's compensation will continue to be composed of base pay, short-term incentive and long-term incentive. His base pay for 2002 is $730,000. His short-term incentive target for 2002 is
$500,000, with payment to be from 50% to 300% of target based upon attainment of objectives established by the Board of Directors.

Mr. Hockema's long-term incentive bonus for the term of the agreement was valued at $1,500,000 and is composed one-half in the form of 241,936 restricted shares of Kaiser Common Stock and one-half in the form of options to purchase 306,122 shares of Kaiser Common Stock at $3.10 per share. The restricted stock was granted in two awards, one for 146,448 shares issued effective October 31, 2001, and the second for 95,488 shares issued effective January 25, 2002. The options were granted as of October 11, 2002. The restrictions on the shares will generally lapse and the shares vest at the rate of 33 1/3% per year, beginning on October 11, 2002, with an additional 33 1/3% vesting on each October 11 thereafter until fully vested. The options also will generally vest at the rate of 33 1/3% per year beginning on October 11, 2002, with an additional 33 1/3%
vesting on each October 11 thereafter until fully vested. Vesting of the restricted shares and the options may be accelerated under certain circumstances.

John T. La Duc. Mr. La Duc and the Company entered into a five-year employment agreement effective January 1, 1998. Pursuant to the terms of the agreement, Mr.
La Duc currently is entitled to an annual base salary of $393,700. The amount is reviewed annually to evaluate Mr. La Duc's performance, and in any event will be adjusted for inflation consistent with the general program of increases for other executives and management employees. Mr. La Duc's agreement established an annual target bonus of $200,000 (subject to adjustment for inflation) payable upon the Company's achieving short-term objectives under its executive bonus plan which are to be agreed upon annually and be otherwise consistent with the
Company's business plan.

Pursuant to the terms of the agreement, Mr. La Duc received in 1998 a grant under the 1997 Omnibus Plan of options to purchase 468,750 shares of Kaiser's
Common Stock at an exercise price of $9.3125 per share. This grant was intended to have a value at the date of grant equivalent to a value of five times Mr. La
Duc's annual long-term incentive target of $465,000 and to be in lieu of any payment of long-term incentive compensation under the Company's executive bonus plan for the five-year period beginning January 1, 1998, although Mr. La Duc remains eligible for additional option grants. One-half of the options granted to Mr. La Duc under the agreement were among those exchanged by him for restricted shares of Kaiser Common Stock in connection with the Exchange Offer.
See "Option/SAR Exercises and Fiscal Year End Value Table" for additional information regarding the Exchange Offer.

Mr. La Duc's agreement provides that upon the termination of his employment for any reason other than termination for cause, his acceptance of any offer of employment with an affiliate of the Company, or a voluntary termination by Mr.
La Duc for other than good reason, or if Mr. La Duc's employment terminates by the expiration of the employment period under the agreement without an offer for continued employment by the Company for a position of responsibility comparable to that held by Mr. La Duc at the beginning of the employment period and on substantially the same or improved terms and conditions, then Mr. La Duc would be entitled to receive the following benefits: (A) an early retirement lump sum payment, equal to the excess, if any, of the sum of (i) the lump sum benefit from the Kaiser Retirement Plan that Mr. La Duc would have been entitled to as of the date of his actual termination based upon the terms of the Kaiser
Retirement Plan as in effect January 1, 1998, and as if he qualified for a full early retirement pension, and (ii) the lump sum benefit from the Kaiser
Supplemental Benefits Plan based upon the terms of that Plan as in effect
January 1, 1998, and as if he qualified for a Kaiser Retirement Plan full early retirement pension, over (iii) an amount equal to the lump sum actuarial equivalent of Mr. La Duc's actual benefit payable from the Kaiser Retirement
Plan on account of his actual termination, plus the actual benefit payable from the Kaiser Supplemental Benefits Plan on account of his actual termination; (B)
full health benefits as if Mr. La Duc had qualified for an early retirement pension; (C) a lump sum equal to Mr. La Duc's base salary as of the date of his termination for a period equal to the greater of (x) the number of months remaining in the employment period, or (y) two years, plus an amount equal to
Mr. La Duc's target annual bonus for the year of termination (but no less than
$200,000); and (D) all unvested stock options held by Mr. La Duc on the date of such termination that would have vested during his employment period would immediately vest and become exercisable in full for the remaining portion of the period of five years from the date of grant. In the event of a change in control, the terms and conditions of Mr. La Duc's agreement would continue in full force and effect during the period that he would continue to provide services; provided, in the event of a termination of his employment by the
Company other than for cause, or in the event Mr. La Duc would terminate his employment for any reason within twelve (12) months following a change in control, the foregoing benefits would become due and payable.

J. Kent Friedman. Mr. Friedman and MAXXAM entered into a five-year employment agreement effective December 1, 1999. Pursuant to the terms of the agreement,
Mr. Friedman currently is entitled to a base salary of $450,000 per year. This amount is reviewed in accordance with MAXXAM's generally applicable practices;
however, MAXXAM has no obligation under such agreement to increase Mr.
Friedman's base salary. Mr. Friedman's employment agreement also provides that he receive an annual bonus of not less than $150,000 for each calendar year he is employed by MAXXAM. Pursuant to the terms of the agreement, Mr. Friedman received in 1999 a grant under the MAXXAM Omnibus Plan of non-qualified stock options, with such options having tandem stock appreciation rights, with respect to 17,500 shares of MAXXAM's common stock, at an exercise price of $45.50 per share, and a grant under the 1997 Omnibus Plan of options to purchase 167,000 shares of Kaiser's Common Stock at an exercise price of $9.00 per share. All options granted pursuant to the terms of Mr. Friedman's agreement generally vest at the rate of 20% per year, beginning on December 1, 2000, with an additional
20% vesting each December 1 thereafter until fully vested. The stock options granted to Mr. Friedman under the agreement to purchase Kaiser Common Stock were exchanged by him for restricted shares of Kaiser Common Stock in connection with the Exchange Offer. See "Option/SAR Exercises and Fiscal Year End Value Table"
for additional information regarding the Exchange Offer.

Pursuant to the terms of Mr. Friedman's agreement, Mr. Friedman received a
$250,000 interest-free loan from MAXXAM. Further, contingent upon Mr. Friedman's continued employment with MAXXAM, beginning on December 1, 2000 and continuing annually thereafter, $50,000 of the principal of the loan shall be forgiven by
MAXXAM until the principal of the loan has been reduced to zero. Pursuant to the terms of the agreement, Mr. Friedman also is entitled to participate in all employee benefit plans and programs which are available to MAXXAM's senior executive employees. Mr. Friedman's agreement provides that upon the termination of his employment (either voluntarily by Mr. Friedman or for cause), Mr.
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

Kaiser Retention Plan and Agreements. Effective January 15, 2002, the Company
adopted the Kaiser Aluminum & Chemical Corporation Retention Plan (the
"Retention Plan") and in connection therewith entered into retention agreements with certain key employees, including Messrs. Hockema, Friedman, La Duc, Bonn and Chapman. Awards under the Retention Plan generally vest and become payable only if the participant is employed by the Company on the vesting date for payment, provided, however, that in the event of the death, disability, termination without cause or resignation with good reason (as such terms are defined in the plan) of a participant prior to vesting, the award will vest immediately and generally be payable as soon as practicable.

The awards made in January 2002 contain a basic award, and for Messrs. La Duc and Bonn an additional special award. Fifteen percent of the basic awards vested and was paid in January 2002. If a participant's employment is terminated within
90 days following January 15, 2002 for any reason other than death, disability, termination without cause or resignation for good reason, this payment must be returned. No special awards have vested yet. The vesting date for the balance of the basic awards and the special awards is to be determined by the Executive
Committee of the Board of the Company, but in no event is the vesting and payment date to be later than March 31, 2003. Such payment of the basic award shall be reduced by any short-term incentive and long-term incentive cash payments earned by a participant during 2002. Upon their receipt of the special awards, Messrs. La Duc and Bonn agree to waive any accrued benefit through March
31, 2003 under the Kaiser Supplemental Benefits Plan. In connection with the establishment of the Retention Plan, the Company and Kaiser created and funded an irrevocable grantor trust for the purpose of paying the special awards to
Messrs. La Duc and Bonn when due.

The total amount of the basic awards granted to Messrs. Hockema, Friedman, La
Duc, Bonn and Chapman under the Retention Plan are $1,095,000, $361,530,
$590,553, $491,400 and $104,000, respectively. The amount of the special awards to Messrs. La Duc and Bonn are $2,457,000 and $1,507,000, respectively.

Kaiser Enhanced Severance Protection and Change in Control Benefits Program. In
2000, the Company implemented the Enhanced Severance Protection and Change in
Control Benefits Program (the "Program") in order to provide selected executive officers, including Messrs. Hockema, La Duc, Bonn and Chapman (and prior to his retirement, Mr. Milchovich), and key employees of the Company (collectively,
"Participants") with appropriate protection in the event of job loss in connection with a change in control, and for certain Participants, significant restructuring or other circumstances. The Program replaced the Kaiser Severance
Protection and Change of Control Benefits Program, which expired at December 31,
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

Severance benefits generally payable under the Program consist of a lump sum cash payment in an amount ranging from one to three times the sum of the
Participant's base pay and most recent short-term incentive target, plus a pro-rated portion of the Participant's short- and long-term incentive target for the year of termination. Participants also will be entitled to continued
medical, dental, life and accidental death and dismemberment benefits, and in the case of certain Participants, perquisites, for designated periods after termination. In certain circumstances, a Participant also may be entitled to a payment in an amount sufficient, after the payment of taxes, to pay any excise tax due by the Participant under Section 4999 of the Tax Code or any similar state or local tax.

Severance payments payable to a Participant under the Program are in lieu of any severance or other termination payments provided for under any other agreement between the Participant and the Company (including the Kaiser Termination
Payment Policy described above), provided that if the terms of a written employment agreement conflict with the Program, the provisions more favorable to the Participant will prevail.

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

IMPLICATIONS OF REORGANIZATION PROCEEDINGS ON BENEFIT PLANS AND OTHER EMPLOYMENT
AND COMPENSATORY ARRANGEMENTS

As a result of the filing of the Cases, payments under the Kaiser Termination
Payment Policy in respect of periods prior to the Filing Date generally cannot be made by the Company. In addition, payments under the Kaiser Supplemental
Benefits Plan may not be permitted. Any such payments that are not made under the Kaiser Termination Payment Policy or the Kaiser Supplemental Benefits Plan
will be resolved as claims in the overall context of a plan of reorganization, which is likely to take an extended period of time. Further, the value of distributions, if any, in respect of such unpaid amounts could be substantially less than the amounts claimed.

In addition, pursuant to the Code, as debtors-in-possession, the Company and
Kaiser may have the right, subject to Court approval, to assume or reject their existing employment, termination and similar contracts noted above, including the existing consulting agreement with Mr. Haymaker, the existing employment agreements with Messrs. La Duc and Hockema, and the retention agreements entered into in connection with the Retention Plan. See "Business--Reorganization
Proceedings" for a discussion of assumption or rejection of executory contracts.
The Debtors are in the process of addressing employment and other compensatory arrangements with key employees and have not yet taken action to assume or reject any existing employment, termination or similar contract. The Debtors intend to review their benefit plans generally during the course of the Cases, and at this time it is unknown which of the benefit plans noted above will be affected by this review.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Policy Committee or the Section 162(m)
Compensation Committee of the Board was, during the 2001 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or, other than Mr. Levin, had any relationships requiring disclosure by the Company under Item 404 of
Regulation S-K. Mr. Levin served on the Company's Compensation Policy Committee and Board of Directors during 2001 and is also a member of the law firm of
Kramer Levin Naftalis & Frankel LLP, which provided legal services to the
Company and its subsidiaries during 2001.

During the Company's 2001 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Policy Committee or Section 162(m)
Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on any of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 29, 2002, Kaiser owned 100% of the issued and outstanding Common
Stock of the Company.

OWNERSHIP OF KAISER

The following table sets forth, as of March 29, 2002, unless otherwise indicated, the beneficial ownership of Kaiser's Common Stock by (i) those persons known by the Company to own beneficially more than 5% of the shares of
Kaiser's Common Stock then outstanding, (ii) each of the directors of the
Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                        NAME OF
                   BENEFICIAL OWNER                        TITLE OF CLASS            # OF SHARES(1)                 % OF CLASS
------------------------------------------------------ -----------------------   -----------------------         ----------------
MAXXAM Inc.                                                 Common Stock                      50,000,000(2)            62.0
Capital Group International, Inc. and Capital               Common Stock                       6,046,200(3)             7.5
   Guardian Trust Company
Dimensional Fund Advisors Inc.                              Common Stock                       5,569,615(4)             6.9
Wellington Management Company, LLP and                      Common Stock                       6,048,434(5)             7.5
   Vanguard Windsor Funds
Joseph A. Bonn                                              Common Stock                         121,909(6)(7)            *
James L. Chapman                                            Common Stock                          24,769(7)               *
Robert J. Cruikshank                                        Common Stock                          18,607(7)(8)            *
J. Kent Friedman                                            Common Stock                          93,894(7)               *
James T. Hackett                                            Common Stock                          14,344(7)(8)            *
George T. Haymaker, Jr.                                     Common Stock                         186,466(7)(8)            *
Jack A. Hockema                                             Common Stock                         318,704(7)(8)            *
Charles E. Hurwitz                                          Common Stock                          34,981(7)(9)            *
John T. La Duc                                              Common Stock                         346,322(7)(8)            *
Ezra G. Levin                                               Common Stock                          16,607(7)(8)            *
Raymond J. Milchovich                                       Common Stock                          88,683(10)              *
All directors and executive officers of the Company         Common Stock                       1,600,828(6)(10)(11)     2.0
   as a group (21 persons)

------------------------------------
* Less than 1%.
(1)   Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Also includes options exercisable within 60 days of March 29, 2002, to acquire such shares.
(2)   Includes 27,938,250 shares beneficially owned by MGHI. As of March 29,
      2002, 23,443,953 of such shares were pledged as security for $71.3 million principal amount of 12% MGHI Senior Secured Notes due 2003. The address of
      MAXXAM is 5847 San Felipe, Suite 2600, Houston, Texas 77057.
(3)   Information is based solely on a Schedule 13G filed with the SEC dated
      February 9, 2002, by Capital Group International, Inc. ("CGII"), a holding company for a group of investment management companies, and Capital
      Guardian Trust Company ("CGTC"), a bank, reporting their respective ownership interests in Kaiser's shares at December 31, 2001. The Schedule
      13G indicates that CGII and CGTC have sole voting power as to 4,629,200 of such shares and sole dispositive power as to 6,046,200 of such shares.
      CGII's and CGTC's address is 11100 Santa Monica Blvd., Los Angeles,
      California 90025.
(4)   Information is based solely on a Schedule 13G filed with the SEC dated
      January 30, 2002, by Dimensional Fund Advisors Inc. ("DFA"), a registered investment advisor, reporting its ownership interest in Kaiser's shares at
      December 31, 2001. The Schedule 13G indicates that DFA has sole voting and sole dispositive value as to all of such shares, that all such shares are owned by advisory clients and that DFA disclaims beneficial ownership to all such shares. DFA's address is 1299 Ocean Avenue, 11th Floor, Santa
      Monica, California 90401.
(5)   Information is based solely on the Schedules 13G filed with the SEC and dated February 14, 2002 and February 12, 2002, respectively, by Wellington
      Management Company, LLP ("Wellington"), a registered investment advisor, and Vanguard Windsor Funds - Windsor Fund ("Vanguard"), a registered investment company, reporting their respective ownership interests in
      Kaiser's shares at December 31, 2001. The Schedule 13G filed by Vanguard indicates that it has shared dispositive power and sole voting power with respect to 6,048,434 of such shares. The Schedule 13G filed by Wellington indicates that it has shared dispositive power and no voting power with respect to all of such 6,048,434 shares. The Wellington Schedule 13G also states that all of the shares reported by it are owned of record by other persons or entities having the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of such shares.
      Vanguard's address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
      Wellington's address is 75 State Street, Boston, Massachusetts 02109.
(6)   Includes 60,438 shares of Kaiser Common Stock held in trust with respect to which Mr. Bonn possesses shared voting and investment power with his spouse.
(7)   Includes 60,755, 293, 3,598, 93,894, 1,335, 94,748, 277,637, 34,981,
      23,007, and 3,598 restricted shares of Kaiser Common Stock owned by
      Messrs. Bonn, Chapman, Cruikshank, Friedman, Hackett, Haymaker, Hockema,
      Hurwitz, La Duc and Levin, respectively.
(8)   Includes 13,009, 13,009, 7,143, 23,216, 187,500 and 13,009 options exercisable within 60 days of March 29, 2002 to acquire shares of
      Kaiser Common Stock, by Messrs. Cruikshank, Hackett, Haymaker, Hockema,
      La Duc and Levin, respectively.
(9)   Excludes shares owned by MAXXAM.  Mr. Hurwitz may be deemed to hold beneficial ownership in Kaiser as a result of his beneficial ownership in MAXXAM.
(10)  Includes 60,309 shares of Kaiser Common Stock held in trust with respect to which Mr. Milchovich possesses shared voting and investment power with his spouse.
(11)  Excludes shares beneficially owned by Messrs. Friedman and Milchovich, each of whom were not executive officers of the Company or Kaiser as of
      March 29, 2002. Includes options exercisable within 60 days of March 29,
      2002, to acquire 306,943 shares of Kaiser Common Stock. Also includes
      2,539 shares of Kaiser Common Stock held by a limited partnership with respect to which an executive officer possesses shared voting and investment power with his spouse.

OWNERSHIP OF MAXXAM

As of March 29, 2002, MAXXAM owned, directly and indirectly, approximately 62.0%
of the issued and outstanding Common Stock of Kaiser. The following table sets forth, as of March 29, 2002, unless otherwise indicated, the beneficial ownership of the common stock and Class A $.05 Non-Cumulative Participating
Convertible Preferred Stock ("MAXXAM Preferred Stock") of MAXXAM by the
directors of the Company, each of the Named Executive Officers, and by the directors and the executive officers of the Company as a group:

                  NAME OF                                                                       %        % OF COMBINED
             BENEFICIAL OWNER                  TITLE OF CLASS        # OF SHARES(1)         OF CLASS   VOTING POWER (2)
------------------------------------------  --------------------  ---------------------    ----------  -----------------
Charles E. Hurwitz                              Common Stock            2,989,944(3)(4)       44.9           73.8
                                              Preferred Stock             752,441(4)(5)(6)   (99.2)
Robert J. Cruikshank                            Common Stock                4,200(7)            *               *
J. Kent Friedman                                Common Stock               10,760(8)            *               *
Ezra G. Levin                                   Common Stock                4,200(7)            *               *
All directors and executive officers as a       Common Stock            3,001,254(4)(9)       45.0           73.9
   group (21 persons)                         Preferred Stock             752,441(4)(5)(6)   (99.2)

------------------------------------
* Less than 1%.
(1)   Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed in the table. Includes the number of shares such persons would have received on March 29, 2002, if any, for their exercisable SARs (excluding SARs payable in cash only)
      exercisable within 60 days of such date if such rights had been paid solely in shares of MAXXAM common stock. Also includes the number of shares of MAXXAM common stock credited to such persons stock fund account under MAXXAM's 401(k) savings plan.
(2)   MAXXAM Preferred Stock is generally entitled to ten votes per share on matters presented to a vote of MAXXAM's stockholders.
(3)   Includes 1,669,451 shares of MAXXAM common stock owned by Gilda
      Investments, LLC ("Gilda"), a wholly owned subsidiary of Giddeon Holdings, as to which Mr. Hurwitz indirectly possesses voting and investment power.
      Mr. Hurwitz serves as the sole director of Giddeon Holdings, and together with members of his immediate family and trusts for the benefit thereof, owns all of the voting shares of Giddeon Holdings.  Also includes (a)
      78,784 shares of MAXXAM common stock separately owned by Mr. Hurwitz's spouse and as to which Mr. Hurwitz disclaims beneficial ownership, (b)
      46,500 shares of MAXXAM common stock owned by the Hurwitz Investment
      Partnership L.P., a limited partnership controlled by Mr. Hurwitz and his spouse, 23,250 of which shares were separately owned by Mr. Hurwitz's spouse prior to their transfer to such limited partnership and as to which
      Mr. Hurwitz disclaims beneficial ownership, (c) 4,049 shares of MAXXAM common stock owned by the 1992 Hurwitz Investment Partnership L.P., of which 2,024 shares are owned by Mr. Hurwitz's spouse as separate property and as to which Mr. Hurwitz disclaims beneficial ownership, (d) 1,001,391 shares of MAXXAM common stock held directly by Mr. Hurwitz, including
      256,808 shares of MAXXAM common stock with respect to which Mr. Hurwitz possesses sole voting power and which have certain transfer and other restrictions that generally lapse in December 2014, (e) 60,000 shares of
      MAXXAM common stock owned by Giddeon Portfolio, LLC, which is owned 79% by
      Gilda and 21% by Mr. Hurwitz, and of which Gilda is the managing member
      ("Giddeon Portfolio"), (f) options to purchase 21,029 shares of MAXXAM common stock held by Gilda, and (g) options held by Mr. Hurwitz to purchase 108,740 shares of MAXXAM common stock exercisable within 60 days of March 29, 2002.
(4)   Gilda, Giddeon Holdings, Giddeon Portfolio, the Hurwitz Investment
      Partnership L.P., the 1992 Hurwitz Investment Partnership L.P. and Mr.
      Hurwitz may be deemed a "group" (the "Stockholder Group") within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as
      amended. As of March 29, 2002, in the aggregate, the members of the
      Stockholder Group owned 2,989,944 shares of MAXXAM common stock and
      752,281 shares of MAXXAM Preferred Stock, aggregating approximately 73.8%
      of the total voting power of MAXXAM. By reason of his relationship with the members of the Stockholder Group, Mr. Hurwitz may be deemed to possess shared voting and investment power with respect to the shares held by the
      Stockholder Group. The address of Gilda is 5847 San Felipe, Suite 2600,
      Houston, Texas 77057. The address of the Stockholder Group is c/o Timothy
      J. Neumann, Esq., Giddeon Holdings, Inc., 5847 San Felipe, Suite 2600,
      Houston, Texas 77057.
(5)   Includes 661,377 shares of MAXXAM Preferred Stock owned by Gilda as to which Mr. Hurwitz possesses voting and investment power and 1,064 shares of MAXXAM Preferred Stock held directly.
(6)   Includes options exercisable within 60 days of March 29, 2002, to acquire
      90,000 shares of MAXXAM Preferred Stock.
(7)   Includes options exercisable within 60 days of March 29, 2002, to acquire
      3,200 shares of MAXXAM common stock.
(8)   Represents options exercisable within 60 days of March 29, 2002 to acquire
      10,760 shares of MAXXAM common stock.
(9)   Includes options exercisable within 60 days of March 29, 2002, to acquire
      136,929 shares of MAXXAM common stock.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from October 28, 1988 through June 30, 1993, Kaiser and its domestic subsidiaries, including the Company, were included in the federal consolidated income tax returns of MAXXAM. The Company's tax allocation agreement with MAXXAM terminated pursuant to its terms, effective for taxable periods beginning after June 30, 1993. Payments or refunds for periods prior to
July 1, 1993 related to foreign jurisdictions could still be required pursuant to the Company's tax allocation agreement with MAXXAM. Any such payments to
MAXXAM by the Company would require approval by the DIP Facility lenders and the
Court. While the Company is severally liable for the MAXXAM tax group's federal income tax liability for all of 1993 and applicable prior periods pursuant to the tax allocation agreement, MAXXAM indemnifies the Company to the extent the tax liability exceeds amounts payable by the Company under such agreement. See the portion of Note 13 of Notes to Consolidated Financial Statements entitled
"Dispute with MAXXAM" for information concerning the declaratory action filed by
MAXXAM asking the Court to find that MAXXAM has no further obligation under the agreement.

The Company and MAXXAM have an arrangement pursuant to which they reimburse each other for certain allocable costs associated with the performance of services by their respective employees. The Company paid a total of approximately $3.8 million to MAXXAM pursuant to such arrangements and MAXXAM paid approximately
$2.0 million to the Company pursuant to such arrangements in 2001. Generally, the Company and MAXXAM endeavor to minimize the need for reimbursement by ensuring that employees are employed by the entity to which the majority of their services are rendered.

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

              3.  Exhibits

                  Reference is made to the Index of Exhibits immediately
                  preceding the exhibits hereto (beginning on page 96), which index is incorporated herein by reference.

(b)           REPORTS ON FORM 8-K

              No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

(c)           EXHIBITS

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 96), which index is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KAISER ALUMINUM & CHEMICAL CORPORATION
        Date:  April 11, 2002       By:   /S/ Jack A. Hockema
                                          Jack A. Hockema
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date:  April 11, 2002              /S/ Jack A. Hockema
                                           Jack A. Hockema
                                       President, Chief Executive Officer and
                                                    Director
                                            (Principal Executive Officer)

        Date:  April 11, 2002              /S/ John T. La Duc
                                           John T. La Duc
                                      Executive Vice President and
                                         Chief Financial Officer
                                      (Principal Financial Officer)

        Date:  April 11, 2002              /S/ Daniel D. Maddox
                                           Daniel D. Maddox
                                       Vice President and Controller
                                      (Principal Accounting Officer)

        Date:  April 11, 2002              /S/ George T. Haymaker, Jr.
                                           George T. Haymaker, Jr.
                                       Chairman of the Board and Director

        Date:  April 11, 2002              /S/ Robert J. Cruikshank
                                           Robert J. Cruikshank
                                                  Director

        Date:  April 11, 2002              /S/ James T. Hackett
                                           James T. Hackett
                                                  Director

        Date:  April 11, 2002              /S/ Charles E. Hurwitz
                                           Charles E. Hurwitz
                                                 Director

        Date:  April 11, 2002              /S/ Ezra G. Levin
                                           Ezra G. Levin
                                                 Director

                                INDEX OF EXHIBITS

Exhibit
Number                               Description
-------         ----------------------------------------------------------------

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

4.35            Nineteenth Amendment to Credit Agreement, dated as of December
                27, 2000, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 4.35 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).

4.36            Twentieth Amendment to Credit Agreement, dated as of January 26,
                2001, amending the Credit Agreement, dated as of February 15,
                1994, as amended, among KACC, KAC, the financial institutions party thereto, and Bank of America, N.A. (successor to
                BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 4.36 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).

4.37            Twenty-First Amendment to Credit Agreement and Consent, dated as of July 18, 2001, amending the Credit Agreement, dated as of
                February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No.
                1-9447).

4.38            Twenty-Second Amendment to Credit Agreement, dated as of October
                16, 2001, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2001, filed by KAC, File
                No. 1-9447).

4.39            Twenty-Third Amendment to Credit Agreement, dated as of October
                24, 2001, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended September 30, 2001, filed by KAC, File
                No. 1-9447).

*4.40           Twenty-Fourth Amendment to Credit Agreement, dated as of
                November 15, 2001, amending the Credit Agreement, dated as of
                February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent.

4.41            Limited Waiver Regarding Repayment of CARIFA Bonds, dated
                February 17, 2000, among KAC, KACC, the financial institutions party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.35 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

4.42            Agreement dated August 18, 2000, among KAC, KACC, the financial institutions party to the Credit Agreement dated as of February
                15, 1994, as amended, and Bank of America, N.A., as agent, regarding the Sale of the Center for Technology (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by KAC, File
                No. 1-9447).

*4.43           Waiver and Consent Agreement, dated as of January 29, 2002, among KACC, KAC, the financial institutions party to the Credit
                Agreement dated as of February 15, 1994, as amended, and Bank of
                America, N.A., as Agent.

*4.44           Post-Petition Credit Agreement, dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent.

*4.45           First Amendment to Post-Petition Credit Agreement and
                Post-Petition Pledge and Security Agreement and Consent of
                Guarantors, dated as of March 21, 2002, amending the
                Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent, and amending a Post-Petition Pledge and
                Security Agreement dated as of February 12, 2002, among KACC,
                KAC, certain subsidiaries of KAC and KACC, and Bank of America,
                N.A., as Agent.

*4.46           Second Amendment to Post-Petition Credit Agreement and Consent
                of Guarantors, dated as of March 21, 2002, amending the
                Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent.

4.47            Intercompany Note between KAC and KACC (incorporated by
                reference to Exhibit 10.10 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"),
                File No. 1-3924).

4.48            Confirmation of Amendment of Non-Negotiable Intercompany Note,
                dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM, File No.
                1-3924).

4.49            Amendment to Non-Negotiable Intercompany Note, dated as of
                December 11, 2000, between KAC and KACC (incorporated by
                reference to Exhibit 4.41 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).

4.50            Senior Subordinated Intercompany Note between KAC and KACC dated
                February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

4.51            Senior Subordinated Intercompany Note between KAC and KACC dated
                March 17, 1994 (incorporated by reference to Exhibit 4.23 to the
                Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

                KAC has not filed certain long-term debt instruments not being registered with the Securities and Exchange Commission where the total amount of indebtedness authorized under any such
                instrument does not exceed 10% of the total assets of KAC and its subsidiaries on a consolidated basis. KAC agrees and
                undertakes to furnish a copy of any such instrument to the
                Securities and Exchange Commission upon its request.

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

10.3            Amendment of Tax Allocation Agreement, dated as of March 12,
                2001, between MAXXAM and KACC, amending the Tax Allocation
                Agreement dated as of December 21, 1989 (incorporated by
                reference to Exhibit 10.3 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).

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
                       [Exhibits 10.6 - 10.40, inclusive]

10.6            Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by
                reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No.
                1-3605).

10.7            Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by
                reference to Appendix A to the Proxy Statement, dated April 29,
                1997, filed by KAC, File No. 1-9447).

10.8            Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to George T. Haymaker, Jr.,
                effective January 1, 1998 (incorporated by reference to Exhibit
                10.18 to the Report on Form 10-K for the period ended December
                31, 1998, filed by KAC, File No. 1-9447).

10.9            Agreement among George T. Haymaker, Jr., KAC and KACC amending
                Time-Based Stock Option Grant (incorporated by reference to
                Exhibit 10.12 to the Report on Form 10-K for the period ended
                December 31, 2000, filed by KAC, File No. 1-9447).

10.10           Performance-Accelerated Stock Option Grant pursuant to the
                Kaiser 1997 Omnibus Stock Incentive Plan to George T. Haymaker,
                Jr., effective January 1, 1998 (incorporated by reference to
                Exhibit 10.19 to the Report on Form 10-K for the period ended
                December 31, 1998, filed by KAC, File No. 1-9447).

10.11           Agreement among George T. Haymaker, Jr., KAC and KACC amending
                Performance-Accelerated Stock Option Grant (incorporated by reference to Exhibit 10.14 to the Report on Form 10-K for the
                period ended December 31, 2000, filed by KAC, File No. 1-9447).

10.12           Letter Agreement, dated January 1995, between KAC and Charles E.
                Hurwitz, granting Mr. Hurwitz stock options under the Kaiser
                1993 Omnibus Stock Incentive Plan (incorporated by reference to
                Exhibit 10.17 to the Report on Form 10-K for the period ended
                December 31, 1994, filed by KAC, File No. 1-9447).

10.13           Employment Agreement, dated as of June 1, 1999, between KACC and
                Raymond J. Milchovich (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June
                30, 1999, filed by KAC, File No. 1-9447).

10.14           Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Raymond J. Milchovich, effective
                July 2, 1998 (incorporated by reference to Exhibit 10.4 to the
                Report on Form 10-Q for the quarterly period ended September 30,
                1998, filed by KAC, File No. 1-9447).

10.15           Agreement among Raymond J. Milchovich, KAC and KACC amending
                1998 Time-Based Stock Option Grant (incorporated by reference to
                Exhibit 10.18 to the Report on Form 10-K for the period ended
                December 31, 2000, filed by KAC, File No. 1-9447).

10.16           Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Raymond J. Milchovich
                (incorporated by reference to Exhibit 10.4 to the Report on Form
                10-Q for the period ended September 30, 2000, filed by KAC, File
                No. 1-9447).

10.17           Agreement among Raymond J. Milchovich, KAC and KACC amending
                1999 Time-Based Stock Option Grant (incorporated by reference to
                Exhibit 10.20 to the Report on Form 10-K for the period ended
                December 31, 2000, filed by KAC, File No. 1-9947).

10.18           Restricted Stock Agreement between Raymond J. Milchovich, KAC and KACC pursuant to the Kaiser 1997 Omnibus Stock Incentive
                Plan (incorporated by reference to Exhibit 10.2 to the Report on
                Form 10-Q for the quarterly period ended September 30, 2000,
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
                filed by KAC, File No. 1-9447).

10.22           Executive Employment Agreement, effective December 1, 1999, between MAXXAM and J. Kent Friedman (incorporated by reference to Exhibit 10.52 to the Report on Form 10-K for the period ended
                December 31, 1999, filed by MAXXAM, File No. 1-3924).

10.23           Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to J. Kent Friedman, effective
                December 1, 1999 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30,
                2000, filed by KAC, File No. 1-9447).

*10.24          Chief Executive Officer Agreement made and entered into as of
                October 11, 2001, by and between KACC and Jack A. Hockema.

*10.25          Non-Executive Chairman of the Boards Agreement, dated October
                11, 2001, among KAC, KACC and George T. Haymaker, Jr.

10.26           Description of compensation arrangements among KACC, KAC, and
                Jack A. Hockema (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

10.27           Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock
                Incentive Plan to Jack A. Hockema (incorporated by reference to
                Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by KAC, File No. 1-9447).

10.28           Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC Common Stock (incorporated by reference to Exhibit
                10.18 to the Report on Form 10-K for the period ended December
                31, 1994, filed by KAC, File No. 1-9447).

10.29           Form of Enhanced Severance Agreement between KACC and key
                executive personnel (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended
                September 30, 2000, filed by KAC, File No. 1-9447).

10.30           Form of Non-Employee Director Stock Option Agreement pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 2000, filed by KAC, File No.
                1-9447).

10.31           Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the
                Report on Form 10-Q for the quarterly period ended March 31,
                1998, filed by KAC, File No. 1-9447).

10.32           Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus
                Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June
                30, 2001, filed by KAC, File No. 1-9447).

10.33           Form of Stock Option Grant for options issued commencing January
                1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan
                (incorporated by reference to Exhibit 10.2 to the Report on Form
                10-Q for the quarterly period ended June 30, 2001, filed by KAC,
                File No. 1-9447).

10.34           Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
                Incentive Plan (incorporated by reference to Exhibit 10.3 to the
                Report on Form 10-Q for the quarterly period ended June 30,
                2001, filed by KAC, File No. 1-9447).

*10.35          The Kaiser Aluminum & Chemical Corporation Retention Plan,
                dated January 15, 2002.

*10.36          Form of Retention Agreement for the Kaiser Aluminum &
                Chemical Corporation Retention Plan.

*10.37          Retention Agreement for the Kaiser Aluminum & Chemical
                Corporation Retention Plan, dated January 15, 2002, between KACC and Joseph A. Bonn.

*10.38          Retention Agreement for the Kaiser Aluminum & Chemical
                Corporation Retention Plan, dated January 15, 2002, between KACC and John T. La Duc.

*21             Significant Subsidiaries of KAC.

*99.1           Confirmation of receipt of letter to the Company from Arthur
                Andersen LLP required by the Securities and Exchange Commission.

-----------------
*    Filed herewith

Principal       Arizona                                  South Carolina
Domestic          Chandler                                 Greenwood
Operations          Engineered Products                      Engineered Products
and             California                               Tennessee
Administrative    Laguna Niguel                            Jackson
Offices             Administrative Offices                   Engineered Products
(Partial List)    Los Angeles (City of Commerce)         Texas
                    Engineered Products                    Houston
                  Oxnard                                     Corporate Headquarters
                    Engineered Products                    Sherman
                  San Ramon                                  Engineered Products
                    Administrative Offices               Virginia
                Florida                                    Richmond
                  Clearwater                                 Engineered Products
                    Alumina                              Washington
                Louisiana                                  Mead
                  Baton Rouge                                Primary Aluminum,
                    Alumina Business Unit Offices            Northwest Engineering Center
                  Gramercy                                 Richland
                    Alumina                                  Engineered Products
                Michigan                                   Tacoma
                  Detroit (Southfield)                       Primary Aluminum
                    Automotive Product Development         Trentwood
                    and Sales                                Flat-Rolled Products
                Ohio
                  Newark
                    Engineered Products
                Oklahoma
                  Tulsa
                    Engineered Products

--------------------------------------------------------------------------------

Principal       Australia                                Jamaica
Worldwide         Queensland Alumina Limited (20%)         Alumina Partners of Jamaica (65%)
Operations          Alumina                                  Bauxite, Alumina
(Partial List)  Canada                                     Kaiser Jamaica Bauxite Company (49%)
                  Kaiser Aluminum & Chemical of          Bauxite
                  Canada Limited (100%)                  Wales, United Kingdom
                    Engineered Products                    Anglesey Aluminium Limited (49%)
                Ghana                                        Primary Aluminum
                  Volta Aluminium Company Limited (90%)
                    Primary Aluminum