Form 10-Q
period 2002-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2002-05-20
CIK 54291

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes /X/        No  /  /

     At April 30, 2002, the registrant had 46,171,365 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

      KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (Debtor-in-Possession)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                       March 31,       December 31,
                                                                                            2002               2001
                                                                                ----------------    ---------------
                                     ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $         148.9     $        153.3
   Receivables:
      Trade, net                                                                          131.6              124.1
      Other                                                                                76.4               88.8
   Inventories                                                                            299.8              313.3
   Prepaid expenses and other current assets                                               29.4               86.2
                                                                                ----------------    ---------------
      Total current assets                                                                686.1              765.7

Investments in and advances to unconsolidated affiliates                                   64.2               63.0
Property, plant, and equipment - net                                                    1,201.6            1,215.4
Other assets                                                                              716.7              706.1
                                                                                ----------------    ---------------

      Total                                                                     $       2,668.6     $      2,750.2
                                                                                ================    ===============
                       LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities not subject to compromise - Current liabilities:
   Accounts payable                                                             $         137.3     $        167.4
   Accrued interest                                                                         2.3               35.4
   Accrued salaries, wages, and related expenses                                           76.4               88.9
   Accrued postretirement medical benefit obligation - current portion                     62.0               62.0
   Other accrued liabilities                                                               33.8              222.0
   Payable to affiliates                                                                   56.1               54.2
   Long-term debt - current portion                                                          .6              173.5
                                                                                ----------------    ---------------
      Total current liabilities                                                           368.5              803.4

Long-term liabilities                                                                     102.3              920.0
Accrued postretirement medical benefit obligation                                          -                 642.2
Long-term debt                                                                             43.1              700.8
                                                                                ----------------    ---------------
                                                                                          513.9            3,066.4

Liabilities subject to compromise                                                       2,555.0               -

Minority interests                                                                        118.0              117.8
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                                          .7                 .7
   Common stock                                                                            15.4               15.4
   Additional capital                                                                  2,454. 4            2,437.6
   Accumulated deficit                                                                   (709.3)            (645.2)
   Accumulated other comprehensive income (loss)                                          (87.8)             (67.3)
   Less:  Note receivable from parent                                                  (2,191.7)          (2,175.2)
                                                                                ----------------    ---------------
      Total stockholders' equity                                                         (518.3)            (434.0)
                                                                                ----------------    ---------------
        Total                                                                   $       2,668.6     $      2,750.2
                                                                                ================    ===============
   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                        ------------------------
                                                                                                2002        2001
                                                                                        ------------   ---------

Net sales                                                                               $     370.6    $  480.3
                                                                                        ------------   ---------

Costs and expenses:
   Cost of products sold                                                                      342.0       444.5
   Depreciation and amortization                                                               22.5        21.3
   Selling, administrative, research and development, and general                              41.2        27.2
   Non-recurring operating charges (benefits), net                                              1.6      (228.2)
                                                                                        ------------   ---------
        Total costs and expenses                                                              407.3       264.8
                                                                                        ------------   ---------

Operating income (loss)                                                                       (36.7)      215.5

Other income (expense):
   Interest expense (excluding unrecorded contractual interest expense
      of $12.8 in 2002)                                                                       (13.5)      (27.9)
   Reorganization items                                                                        (9.6)          -
   Other - net                                                                                  2.2         7.3
                                                                                        ------------   ---------

Income (loss) before income taxes and minority interests                                      (57.6)      194.9

Provision for income taxes                                                                     (8.0)      (76.0)

Minority interests                                                                              1.5         1.0
                                                                                        ------------   ---------

Net income (loss)                                                                       $     (64.1)   $  119.9
                                                                                        ============   =========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                      For the Quarter Ended March 31, 2002

                                                                                     Accumulated        Note
                                                                             Accu-         Other  Receivable
                                      Preference     Common  Additional    mulated Comprehensive        From
                                           Stock      Stock     Capital    Deficit Income (Loss)      Parent     Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            $      .7  $    15.4  $  2,437.6  $  (645.2) $      (67.3) $ (2,175.2) $ (434.0)
   Net income (loss)                          -          -          -       (64.1)          -            -      (64.1)
   Net unrealized losses on
      derivative instruments arising
      during the period                       -          -          -           -         (12.1)         -      (12.1)
   Less reclassification adjustment
      for net realized gains on
      derivative instruments included
      in net income                           -          -          -           -          (8.4)         -       (8.4)
                                                                                                             ---------
   Comprehensive income                       -          -          -           -           -            -      (84.6)
   Interest on note receivable from
      parent                                  -          -        16.5          -           -         (16.5)        -
   Contributions for LTIP shares              -          -          .3          -           -            -         .3
                                      ---------- ---------- ----------- ---------- ------------- ----------- ---------
BALANCE, March 31, 2002               $      .7  $    15.4  $  2,454.4  $  (709.3) $      (87.8) $ (2,191.7) $ (518.3)
                                      ========== ========== =========== ========== ============= =========== =========

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
   Net unrealized losses on
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

   Interest on note receivable from
      parent                                  -          -        33.3          -           -         (33.3)        -
   Contributions for LTIP shares              -          -          .1          -           -            -         .1
   Dividends                                  -          -          -         (.1)          -            -        (.1)
                                      ---------- ---------- ----------- ---------- ------------- ----------- ---------

BALANCE, March 31, 2001               $      .7  $    15.4  $  2,334.2  $   (68.3) $      (14.6) $ (2,073.3) $  194.1
                                      ========== ========== =========== ========== ============= =========== =========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                              -------------------
                                                                                                  2002       2001
                                                                                              --------  ---------
Cash flows from operating activities:
   Net income (loss)                                                                          $ (64.1)  $  119.9
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $.7 and $1.9)         23.2       23.2
      Non-cash reorganization items                                                               5.5
      Gain on sale of real estate                                                                (4.0)         -
      Equity in (earnings) loss of unconsolidated affiliates, net of distributions               (1.5)       5.0
      Minority interests                                                                         (1.5)      (1.0)
      Decrease (increase) in trade and other receivables                                          4.9      (11.9)
      Decrease in inventories                                                                    13.5        8.5
      Decrease (increase) in prepaid expenses and other current assets                           51.1       (3.3)
      Increase (decrease) in accounts payable (associated with operating activities) and
        accrued interest                                                                         41.6       (3.4)
      Decrease in payable to affiliates and other accrued liabilities                           (35.9)     (36.1)
      (Decrease) increase in accrued and deferred income taxes                                   (1.5)      64.7
      Net cash impact of changes in long-term assets and liabilities                            (22.4)     (19.5)
      Other                                                                                      (1.2)      (1.1)
                                                                                              --------  ---------
        Net cash provided by operating activities                                                 7.7      145.0
                                                                                              --------  ---------

Cash flows from investing activities:
   Capital expenditures (including $36.1 related to Gramercy facility in 2001)                   (9.5)     (44.0)
   Decrease in accounts payable - Gramercy-related capital expenditures                              -     (21.2)
   Net proceeds from disposition of property and investments and other                            4.7         .1
                                                                                              --------  ---------
        Net cash used by investing activities                                                    (4.8)     (65.1)
                                                                                              --------  ---------

Cash flows from financing activities:
   Incurrence of financing costs                                                                 (7.3)         -
   Repayments under revolving credit facility, net                                                   -     (30.4)
   Repayments of long-term debt                                                                      -     (23.2)
   Redemption of minority interests' preference stock                                                -      (5.5)
                                                                                              --------  ---------
        Net cash used by financing activities                                                    (7.3)     (59.1)
                                                                                              --------  ---------

Net increase (decrease) in cash and cash equivalents during the period                           (4.4)      20.8
Cash and cash equivalents at beginning of period                                                153.3       23.4
                                                                                              --------  ---------
Cash and cash equivalents at end of period                                                    $ 148.9   $   44.2
                                                                                              ========  =========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $.3 and $2.1                                 $   1.9   $   38.5
   Income taxes paid                                                                              9.1       10.9

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          (In millions of dollars, except prices and per share amounts)

1.    REORGANIZATION PROCEEDINGS

General. On February 12, 2002, Kaiser Aluminum & Chemical Corporation (the
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

The necessity for filing the Cases was attributable to the liquidity and cash flow problems of the Company arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11. In addition, the Company had become increasingly burdened by asbestos litigation
(see Note 8) and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

The outstanding principal of, and accrued interest on, all long-term debt of the
Debtors became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing
Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while the Company continues to manage the businesses. The Court has, upon motion by the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations, and to fund, on an interim basis pending a final determination of the issue by the Court, its joint ventures in the ordinary course of business. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

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

The Company's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or to achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Debtors will not be found in the Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100%
of their face value and the equity of the Company's stockholders being diluted or cancelled.

Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed by the Court as official committees in the Cases and, in accordance with the provisions of the
Code, will have the right to be heard on all matters that come before the Court.
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

As provided by the Code, the Debtors have the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. Due to the size and complexity of the Cases, the Debtors intend to seek an extension of that 120-day exclusive period. If the Debtors fail to file a plan of reorganization during such exclusive period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7
("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

Financial Information. The following tables set forth certain condensed financial information as of and for the three months ended March 31, 2002 for the Debtors and non-Debtors:

                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                  MARCH 31, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Current assets                                        $         538.8    $        147.3   $          -       $       686.1
Investments in subsidiaries and affiliates                    1,394.1              33.5          (1,363.4)            64.2
Intercompany receivables (payables)                            (998.9)            998.9              -                 -
Property and equipment, net                                     810.9             390.7              -             1,201.6
Deferred income taxes                                           (66.6)             66.6              -                 -
Other assets                                                    707.2               9.5              -               716.7
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,385.5    $      1,646.5   $      (1,363.4)   $     2,668.6
                                                      ================   ===============  ================   ==============

Liabilities not subject to compromise -
      Current liabilities                             $         275.0    $         93.5   $          -       $       368.5
      Other long-term liabilities                                52.7              49.6              -               102.3
      Long-term debt                                             21.1              22.0              -                43.1
Liabilities subject to compromise                             2,555.0              -                 -             2,555.0
Minority interests                                               -                 99.2              18.8            118.0
Stockholders' equity                                           (518.3)          1,382.2          (1,382.2)          (518.3)
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,385.5    $      1,646.5   $      (1,363.4)   $      2,668.6
                                                      ================   ===============  ================   ==============

                                CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net sales                                             $         335.8    $        136.4   $        (101.6)   $       370.6
Costs and expenses                                              378.6             130.3            (101.6)           407.3
                                                      ----------------   ---------------  ----------------   --------------
Operating income (loss)                                         (42.8)              6.1              -               (36.7)
Interest expense                                                (13.1)              (.4)             -               (13.5)
Other income (expense), net                                       2.3               (.1)             -                 2.2
Reorganization items                                             (9.6)             -                                  (9.6)
Provision for income tax                                         (2.8)             (5.2)             -                (8.0)
Minority interests                                               -                  1.5              -                 1.5
Equity in income of subsidiaries                                  1.9              -                 (1.9)             -
                                                      ----------------   ---------------  ----------------   --------------
Net income (loss)                                     $         (64.1)   $          1.9   $          (1.9)   $       (64.1)
                                                      ================   ===============  ================   ==============

                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net cash provided (used) by:
      Operating activities                            $          (1.8)   $          9.5   $          -       $         7.7
      Investing activities                                        2.2              (7.0)             -                (4.8)
      Financing activities                                       (7.3)             -                 -                (7.3)
                                                      ----------------   ---------------  ----------------   --------------
Net increase (decrease) in cash and cash equivalents
      during the period                                          (6.9)              2.5              -                (4.4)
Cash and cash equivalents at beginning of period                151.6               1.7              -               153.3
                                                      ----------------   ---------------  ----------------   --------------
Cash and cash equivalents at end of period            $         144.7    $          4.2   $          -       $       148.9
                                                      ================   ===============  ================   ==============

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus
"Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2)
pre-Filing Date liabilities that the Debtors expect to pay in full including priority tax and employee claims and certain environmental liabilities, even though these amounts may not be paid until a plan of reorganization is approved;
and (3) pre-Filing Date liabilities that have been approved for payment by the
Court and the Debtors expect to pay (in advance of a plan of reorganization)
over the next twelve month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a collective bargaining agreement, and post retirement medical and other costs associated with retirees.

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments.
There can be no assurance that the liabilities of the Debtors will not be found in the Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of the
Company's stockholders being diluted or cancelled.

The amounts subject to compromise at March 31, 2002 consisted of the following items:

Items considered current at December 31, 2001:
   Accounts payable                                                                $       60.7
   Accrued interest                                                                        44.1
   Other accrued liabilities (including asbestos liability of $130.0 - Note 8)            165.0
Items considered long-term at December 31, 2001:
   Accrued postretirement medical obligation                                              642.6
   Long-term liabilities(1)                                                               812.4
   Debt (Note 5)                                                                          830.2
                                                                                   -------------
                                                                                   $    2,555.0
                                                                                   =============

(1)   Long-term liabilities include pension liabilities of $211.1, environmental liability of $21.7 (Note 8) and asbestos liability of $472.0 (Note 8).

The classification of liabilities "not subject to compromise" versus liabilities
"subject to compromise" is based on currently available information and analysis. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the three month period ended
March 31, 2002, reorganization items were as follows:

Professional fees                                                     $        3.7
Accelerated amortization of certain deferred financing costs                   4.5
Interest income                                                                (.4)
Other                                                                          1.8
                                                                      -------------
                                                                      $        9.6
                                                                      =============

As required by SOP 90-7, in the first quarter of 2002, the Company recorded the
Debtors' pre-petition debt that is subject to compromise at the allowed amount, as defined by SOP 90-7. Accordingly, the Company accelerated the amortization of debt-related premium, discount and costs attributable to this debt and recorded a net expense of approximately $4.5 in Reorganization items during the first quarter of 2002.

Note Receivable from Parent. The note receivable from Kaiser (who also filed a petition for reorganization as discussed above) is unsecured. As a result, the accrual of interest on this note receivable was discontinued as of the Filing
Date. The contractual interest that would have been recorded was approximately
$18.9.

2.    GENERAL

The Company is the principal operating subsidiary of Kaiser. Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of Kaiser's Common Stock with the remaining approximately 38% publicly held.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and
Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31,
2002.

Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company's exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company's exposure to change in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's board of directors. Hedging transactions are executed centrally on behalf of all of the Company's business segments to minimize transaction costs, monitor consolidated net exposure and allow for increased responsiveness to changes in market factors.

Effective January 1, 2001, the Company began reporting derivative activities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133,
Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133
requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see
Note 9). This contrasts with pre-2001 accounting principles, which generally only required certain "non-qualifying" hedging positions to be marked-to-market.
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

3.    INVENTORIES

The classification of inventories is as follows:

                                                                  March 31,   December  31,
                                                                       2002            2001
                                                             ------------------------------
Finished fabricated aluminum products                        $        29.1   $        30.4
Primary aluminum and work in process                                 100.0           108.3
Bauxite and alumina                                                   72.3            77.7
Operating supplies and repair and maintenance parts                   98.4            96.9
                                                             ------------------------------
      Total                                                  $       299.8   $       313.3
                                                             ==============================

Substantially all product inventories are stated at last-in, first-out (LIFO)
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

4.    PACIFIC NORTHWEST OPERATING LEVEL

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract provides the Company with sufficient power to fully operate the Company's Trentwood facility (which requires up to an approximate 40 megawatts) as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations.
The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through March 31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through September 2002 period are essentially unchanged from the prior six-month rate. The Company cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. The contract also includes a take-or-pay requirement and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, the Company can only remarket its power allocation to reduce or eliminate take-or-pay obligations.
The Company is not entitled to receive any profits from any such remarketing efforts. During October 2001, the Company and the BPA reached an agreement whereby: (a) the Company would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and (b) the Company retained its rights to restart its smelter operations at any time. In return for the foregoing, the Company granted the BPA certain limited power interruption rights in the first year of the contract if the Company is operating its Northwest smelters. The Department of Energy acknowledged that capital spending in respect of the Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds. Beginning October
2002, unless there is a further amendment to the Company's obligations, the
Company could be liable for take-or-pay costs under the BPA contract, and such amounts could be significant. The Company is reviewing its rights and obligations in respect of the BPA contract in light of Chapter 11 filings.

Subject to the limited interruption rights granted to the BPA (described above), which expire September 30, 2002, or any impact resulting from the Cases, the
Company has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were the Company to want to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For the
Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelter capacity in the near future. Were the
Company to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United Steelworkers of America ("USWA") during periods of curtailment. As of March 31, 2002, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40%
smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% have been accrued through early 2003, as the Company does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and could adversely impact the Company's operating results and liquidity. The present value of such costs could be in the $50.0 to $60.0 range.
However, such costs would likely be paid out over an extended period.

Power Sales. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company (first partially and then fully) curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the last half of 2000, all of 2001 and the first quarter of 2002. As a result of the curtailments, as permitted under the BPA contract, the Company sold the power that it had under contract through September 30, 2001 (the end of the prior contract period). In connection with such power sales in the first quarter of 2001, the Company recorded net pre-tax gains of approximately $228.2.
Gross proceeds were offset by employee-related expenses and other fixed commitments. The resulting net gain was reflected as Non-recurring operating charges (benefits), net (see Note 12).

5.    DEBT

Debt consists of the following:

                                                                                        March 31,      December 31,
                                                                                             2002              2001
--------------------------------------------------------------------------------  ---------------  ----------------
Secured:
      Post-Petition Credit Agreement                                              $         -                N/A
      Credit Agreement                                                                     N/A     $          -
      Alpart CARIFA Loans - (fixed and variable rates) due 2007, 2008                       22.0              22.0
      7.6% Solid Waste Disposal Revenue Bonds due 2027                                      19.0              19.0
      Other non-Debtor borrowings (fixed rate)                                               2.7               2.7
Unsecured (reflected as Liabilities Subject to Compromise):
      9 7/8% Senior Notes due 2002, net                                                    172.8             172.8
      10 7/8% Senior Notes due 2006, net                                                   225.0             225.4
      12 3/4% Senior Subordinated Notes due 2003                                           400.0             400.0
      Other borrowings (fixed and variable rates)                                           32.4              32.4
                                                                                  ---------------  ----------------
Total                                                                                      873.9             874.3

Less - Current portion                                                                        .6             173.5
        Pre-Filing Date claims included in liabilities subject to
            compromise (Note 1)                                                            830.2              -
                                                                                  ---------------  ----------------
Long-term debt                                                                    $         43.1   $         700.8
                                                                                  ===============  ================

DIP Facility. On February 12, 2002, the Company and Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility") which provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. The Company is able to borrow under the DIP Facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP
Facility agreement. The DIP Facility is guaranteed by the Company, the Debtor subsidiaries and two wholly owned non-Debtor subsidiaries, Kaiser Jamaica
Corporation and Alpart Jamaica Inc. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The
Court signed a final order approving the DIP Facility on March 19, 2002. At
April 30, 2002, $152.7 (of which $83.9 could be used for additional letters of credit) was available to the Company under the DIP Facility and no amounts were outstanding under the revolving credit facility. The Company expects that the borrowing base amount will increase by approximately $50.0 once certain appraisal information is provided to the lenders.

The Company believes that the ruling by the National Labor Relations Board
("NLRB") administrative law judge (see Note 8) should not have an adverse impact on the DIP Facility or availability thereunder because this is a pre-petition contingent liability and, to the extent that back pay or related amounts are ultimately awarded, such amounts are not expected to be paid during the term of the DIP Facility. While access to the DIP Facility is important to the Company's continuing operations, in the short-term, the Company believes its existing cash resources (approximately $140.0 as of April 30, 2002) should be more than adequate to meet its near-term liquidity requirements until any uncertainties with respect to the DIP Facility are resolved. However, no assurance can be given in this regard.

Credit Agreement. Prior to the February 12, 2002 Filing Date, the Company had a
credit agreement, as amended (the "Credit Agreement"), which provided a secured, revolving line of credit. The Credit Agreement terminated on the Filing Date and was replaced by the DIP Facility discussed above. As of the Filing Date, outstanding letters of credit were approximately $43.3 (which were replaced by letters of credit under the DIP Facility) and there were no borrowings outstanding under the Credit Agreement.

6.    INCOME TAXES

The income tax provision of $8.0 for the three months ended March 31, 2002 relates to foreign income taxes. For the three months ended March 31, 2002, as a result of the Cases, the Company did not recognize an income tax benefit for the loss incurred from its domestic operations or any U.S. tax benefit for foreign income taxes. Instead, the increase in federal and state deferred tax assets as a result of the loss was offset by an equal increase in valuation allowances.
See Note 9 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2001 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

7.    INCIDENT AT GRAMERCY FACILITY

General. In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed.
Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December
2000. However, construction was not substantially completed until the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90%
of its newly-rated capacity. By the end of February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During the quarters ended March 31, 2002 and 2001, abnormal Gramercy-related start-up costs totaled approximately $3.0 and $19.0, respectively. The abnormal costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency.
During the first quarter of 2002, since the plant was operating at near full capacity, the amount of start-up costs was substantially reduced as compared to prior periods.

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

See Note 3 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2001 for additional information regarding the Gramercy incident.

8.    COMMITMENTS AND CONTINGENCIES

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31,
2002, the balance of such accruals was $61.0 (of which $21.7 were included in
Liabilities subject to compromise - see Note 1). As of December 31, 2001, the accruals were primarily included in Long-term liabilities. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately
$1.3 to $12.2 for the years 2002 through 2006 and an aggregate of approximately
$24.8 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $24.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

The following table presents the changes in number of such claims pending for the three months ended March 31, 2002 and the year ended December 31, 2001.

                                                                                   Year Ended
                                                             Quarter Ended      December  31,
                                                            March 31, 2002               2001
-------------------------------------------------------  -----------------  -----------------
Number of claims at beginning of period                           112,800            110,800
Claims received                                                     5,300             34,000
Claims settled or dismissed                                        (6,100)           (32,000)
                                                         -----------------  -----------------

Number of claims at end of period                                 112,000            112,800
                                                         =================  =================

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

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2012). At March 31, 2002, the balance of such accrual was $602.0, all of which was included in Liabilities subject to compromise (see Note 1). As of December 31, 2001, this accrual of $621.3 was included in Other accrued liabilities ($130.0) and Long-term liabilities ($491.3). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2012 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2012, the Company expects that the plan of reorganization process may require an estimation of the
Company's entire asbestos-related liability, which may go beyond 2012, and that such costs could be substantial.

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

                                                                    March 31,      December  31,
                                                                         2002               2001
---------------------------------------------------------    ----------------  -----------------
Liability (current portion of $130.0 in 2001)                $         610.1   $          621.3
Receivable (included in Other assets)(1)                               505.3              501.2
                                                             ----------------  -----------------

                                                             $         104.8   $          120.1
                                                             ================  =================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims in excess of those accrued or that the amounts related to future asbestos-related claims will not exceed the
      Company's aggregate insurance coverage. As of March 31, 2002 and December
      31, 2001, $46.0 and $33.0, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                           Quarter Ended      Inception
                                                           March 31, 2002       To Date
                                                           ------------  --------------
Payments made, including related legal costs............   $      17.1   $       355.7
Insurance recoveries....................................           2.0           223.6
                                                           ------------  --------------
                                                           $      15.1   $       132.1
                                                           ============  ==============

During the pendency of the Cases, all asbestos litigation is stayed. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to the Filing Date.

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company recording charges of $7.5 (included in Other income (expense) - see Note 12) in the first quarter of 2001, for asbestos claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. Additional asbestos-related claims are likely to be filed against the
Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims over a ten-year period. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process.
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

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the NLRB by the USWA. As previously disclosed, the Company responded to all such allegations and believes that the allegations are without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA were dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against the
Company in respect of the two remaining ULP allegations and recommended that the
NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and is not self-executing. The USWA has publicly stated that any such amount could be in the $180.0 - $200.0 range. The
NLRB had previously notified the Court that, if the USWA ultimately were to prevail, the value of the claim could be in excess of $100.0. Depending on the ultimate amount of any interest due and amount of offsetting employee earnings and other factors, were the USWA ultimately to prevail it is possible that the amount of the award could exceed $100.0. It is also possible that the Company may ultimately prevail on appeal and that no loss will occur.

The Company continues to believe that the allegations are without merit and will vigorously defend its position. The Company will appeal the ruling of the administrative law judge to the full NLRB. Any outcome from the NLRB appeal would be subject to additional appeals in a United States Circuit Court of
Appeals by the general counsel of the NLRB, the USWA or the Company. This process could take several years. Because the Company believes that it may prevail in the appeals process, the Company has not recognized a charge in response to the adverse ruling. However, it is possible that, if the Company's appeal(s) are not ultimately successful, a charge in respect of this matter may be required in one or more future periods and the amount of such charge(s) could be significant.

This matter is not currently stayed by the Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would likely only be paid upon or after the
Company's emergence from the Cases.

Dispute with MAXXAM. In March 2002, MAXXAM filed a declaratory action with the
Court asking the Court to find that it has no further obligations to the Debtors under a tax allocation agreement. See Note 9 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for additional information regarding the tax allocation agreements. MAXXAM asserts that the agreement is a personal contract and a financial accommodation which cannot be assumed under the Code.
At March 31, 2002, the Company had a receivable from MAXXAM of $35.0 (included in Other assets) outstanding under the tax allocation agreement in respect of various tax contingencies in an equal amount (reflected in Long-term liabilities). The Company believes that MAXXAM's position is without merit and that MAXXAM will be required to satisfy its obligations under the tax allocation agreements.

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

9. DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

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

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. The amount of gains/losses deferred are as follows: gains of $30.2 for aluminum contracts, losses of $5.0 for Australian dollars and losses of $1.9 for energy contracts. As of March 31, 2002, the unamortized net gain was approximately $17.8.

During the first quarter of 2001, the Company recorded a mark-to-market benefit of $6.8 related to the application of SFAS No. 133. However, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges began being recorded in other comprehensive income
(see Note 2) based on changes in SFAS No. 133 enacted in April 2001.

During late 1999 and early 2000, the Company entered into certain aluminum contracts with a counterparty. While the Company believed that the transactions were consistent with its stated hedging objectives, these positions did not qualify for treatment as a "hedge" under accounting guidelines. Accordingly, the positions were marked-to-market each period. The mark-to-market pre-tax gains of
$8.5 associated for these positions during the first quarter of 2001, together with the amount discussed in the paragraph above, were recorded in Other income
(expense) (see Note 12). During the fourth quarter of 2001, the Company liquidated all of the remaining positions.

As of March 31, 2002, the Company had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 2002 and 2003, respectively, at prices indexed to future prices of primary aluminum.

The Company anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart.

10.   TRUST FUNDS

In the first quarter of 2002, the Company paid an aggregate of $10.0 into two separate trusts funds in respect of (a) potential directors and officers liability obligations and (b) certain obligations attributable to certain management compensation agreements. These payments resulted in an approximate
$5.0 increase in Other assets and an approximate $5.0 charge to Corporate selling, administrative, research and development, and general expenses in the first quarter of 2002.

11.   SETTLEMENT CHARGE

During the first quarter of 2002, the Company recorded a $6.4 non-cash charge
(included in Corporate selling, administrative, research and development, and general expense) for additional pension expense. The charge was recorded because the lump sum payments from the assets of the Company's salaried employee pension plan exceeded a stipulated level prescribed by Generally Accepted Accounting
Standards ("GAAP"). Accordingly, a partial "settlement," as defined by GAAP, was deemed to have occurred. Under GAAP, if a partial "settlement" occurs, a charge must be recorded for a portion of any unrecognized net actuarial losses not reflected in the consolidated balance sheet. The portion of the total unrecognized actuarial losses of the plan ($75.0) that must be recorded as a charge is the relative percentage of the total projected benefit obligation of the plan ($300.0) settled by the lump sum payments ($25.0). To the extent that additional retirements occur over the balance of 2002 and the salaried retirees exercise their lump sum payment option under the salaried employees pension plan, additional charges to earnings will occur. The amount of such charges could be significant.

12.   OTHER NON-RECURRING ITEMS

Non-Recurring Operating Charges (Benefits), Net. The income (loss) impact associated with non-recurring operating charges (benefits), net for the three months ended March 31, 2002 and 2001, was as follows:

                                                                       Quarter Ended
                                                                         March 31,
                                                                  ----------------------
                                                                        2002        2001
                                                                  ----------------------
Net gains on power sales (Primary Aluminum segment) (Note 4)      $       -   $   228.2
Restructuring charges (Bauxite & Alumina segment)                  (1.6)          -
                                                                  ----------  ----------
                                                                  $    (1.6)  $   228.2
                                                                  ==========  ==========

The first quarter 2002 restructuring charges were part of the Company's performance improvement initiative ("program") which was launched in 2001 and was designed to increase operating cash flow, generate benefits and improve the
Company's financial flexibility. The charges consisted primarily of third-party costs. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

Other Income (Expense). Amounts included in other income (expense), other than interest expense, for the quarters ended March 31, 2002 and 2001, included the following pre-tax gains (losses):

                                                                        2002        2001
                                                                  ----------------------
Gain on sale of real estate                                       $     4.0   $       -
Mark-to-market gains (losses) (Note 9)                                  (.4)       15.3
Asbestos-related charge (Note 8)                                          -        (7.5)
                                                                  ----------  ----------
Special items, net                                                      3.6         7.8
All other, net                                                         (1.4)        (.5)
                                                                  ----------  ----------
                                                                  $     2.2   $     7.3
                                                                  ==========  ==========

During January 2002, the Company, in the ordinary course of business, sold certain non-operating property for total proceeds of approximately $4.5.

13.   INTERIM OPERATING SEGMENT INFORMATION

The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 2 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2001. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 15 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2001.

Financial information by operating segment for the quarters ended March 31, 2002 and 2001 is as follows:

                                                                        2002         2001
                                                                  -----------------------
Net Sales:
   Bauxite and Alumina:
      Net sales to unaffiliated customers                         $   113.6    $   137.6
      Intersegment sales                                               23.2         36.0
                                                                  ----------   ----------
                                                                      136.8        173.6
                                                                  ----------   ----------
   Primary Aluminum:
      Net sales to unaffiliated customers                              71.0        103.0
      Intersegment sales                                                1.7          2.5
                                                                  ----------   ----------
                                                                       72.7        105.5
                                                                  ----------   ----------
   Flat-Rolled Products                                                48.3         95.9
   Engineered Products                                                103.8        120.6
   Commodities Marketing(1)                                            11.0         (2.6)
   Minority Interests                                                  22.9         25.8
   Eliminations                                                       (24.9)       (38.5)
                                                                  ----------   ----------
                                                                  $   370.6    $   480.3
                                                                  ==========   ==========
Operating income (loss):
   Bauxite and Alumina                                            $    (3.2)   $    (6.8)
   Primary Aluminum                                                    (3.2)         4.5
   Flat-Rolled Products                                                (9.9)         3.2
   Engineered Products                                                  3.3          2.7
   Commodities Marketing                                               10.7         (2.0)
   Eliminations                                                          .5          3.8
   Corporate and Other (Notes 10 and 11)                              (33.3)       (18.1)
   Non-Recurring Operating (Charges) Benefits, Net (Note 12)           (1.6)       228.2
                                                                  ----------   ----------
                                                                  $   (36.7)   $   215.5
                                                                  ==========   ==========
Depreciation and amortization:
   Bauxite and Alumina                                            $     9.8    $     8.5
   Primary Aluminum                                                     5.3          5.3
   Flat-Rolled Products                                                 3.9          4.1
   Engineered Products                                                  3.2          3.1
   Corporate and Other                                                   .3           .3
                                                                  ----------   ----------
                                                                  $    22.5    $    21.3
                                                                  ==========   ==========

(1)   Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in 2001 represent net settlements with third-party brokers for maturing derivative positions.

14.   SUPPLEMENTAL GUARANTOR INFORMATION

Certain domestic, wholly-owned (direct or indirect) subsidiaries of the Company
(hereinafter collectively referred to as the Subsidiary Guarantors) have provided, joint and several, guarantees of the 9 7/8% Senior Notes, the 10 7/8%
Senior Notes, due 2006 and the 12 3/4% Senior Subordinated Notes (the "Notes").
Such guarantees are full and unconditional. See Note 17 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2001 for a more complete discussion regarding the Subsidiary Guarantors and their operations.

The accompanying financial information presents consolidating balance sheets, statements of income (loss) and statements of cash flows showing separately the
Company, Subsidiary Guarantors, other subsidiaries and eliminating entries.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2002

                                                         SUBSIDIARY          OTHER      ELIMINATING
                                            COMPANY      GUARANTORS      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -------------- ---------------  -------------- ------------- --------------
ASSETS
Current assets                          $       443.7  $         80.1   $       162.3  $        -    $       686.1
Investments in subsidiaries                   2,708.0           162.1             -        (2,870.1)           -
Intercompany advances receivable
   (payable)                                 (2,505.1)          846.1         1,659.0           -              -
Investments in and advances to
   unconsolidated affiliates                     18.0            22.2            24.0           -             64.2
Property and equipment, net                     779.0            23.0           399.6           -          1,201.6
Deferred income taxes                           (26.9)           (2.7)           29.6           -              -
Other assets                                    693.4              .3            23.0           -            716.7
                                        -------------- ---------------  -------------- ------------- --------------
                                        $     2,110.1  $      1,131.1   $     2,297.5  $   (2,870.1) $     2,668.6
                                        ============== ===============  ============== ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                     $        23.8  $        238.8   $       105.9  $        -    $       368.5
Other long-term liabilities                      53.4            17.3            31.6           -            102.3
Long-term debt                                   21.1            -               22.0           -             43.1
Liabilities subject to compromise             2,530.1            11.5            13.4           -          2,555.0
Minority interests                                -              -               18.9          99.1          118.0
Stockholders' equity                           (518.3)          863.5         2,105.7      (2,969.2)        (518.3)
                                        -------------- ---------------  -------------- ------------- --------------
                                        $     2,110.1  $      1,131.1   $     2,297.5  $   (2,870.1) $     2,668.6
                                        ============== ===============  ============== ============= ==============

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
                                          ================ =============== ===============  ============== ==============

                                CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         290.3  $        104.5  $        242.9   $      (267.1) $       370.6
Costs and expenses:
   Operating costs and expenses                     335.7           106.9           230.2          (267.1)         405.7
   Non-recurring operating charges                    1.6            -               -                -              1.6
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                             (47.0)           (2.4)           12.7             -            (36.7)
Interest expense                                    (13.3)           -                (.2)            -            (13.5)
Other income (expense), net                          (5.7)            7.0              .9             -              2.2
Reorganization items                                 (9.6)           -               -                -             (9.6)
Benefit (provision) for income taxes                   .8            (3.6)           (5.2)            -             (8.0)
Minority interests                                   -                1.4              .1             -              1.5
Equity in loss of subsidiaries                       10.7            -               -              (10.7)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         (64.1) $          2.4  $          8.3   $       (10.7) $       (64.1)
                                          ================ =============== ===============  ============== ==============

                                CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         390.2  $        139.8  $        267.4   $      (317.1) $       480.3
Costs and expenses:
   Operating costs and expenses                     427.0           127.3           255.8          (317.1)         493.0
   Non-recurring operating items                   (228.2)           -               -                -           (228.2)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                    191.4            12.5            11.6             -            215.5
Interest expense                                    (26.5)           -               (1.4)            -            (27.9)
Other income (expense), net                         (13.5)           18.9             1.9             -              7.3
Provision for income taxes                          (59.0)          (12.3)           (4.7)            -            (76.0)
Minority interests                                   -                1.3             (.3)            -              1.0
Equity in income of subsidiaries                     27.5            -               -              (27.5)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         119.9  $         20.4  $          7.1   $       (27.5) $       119.9
                                          ================ =============== ===============  ============== ==============

                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES      CONSOLIDATE
                                                                                                           D
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $          (4.9) $          8.0  $          4.6   $         -    $         7.7
   Investing activities                               2.2            -               (7.0)            -             (4.8)
   Financing activities                              (7.3)           -               -                -             (7.3)
Intercompany activity                                 2.3            (7.2)            4.9             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net (decrease) increase in cash and
   cash equivalents during the period                (7.7)             .8             2.5             -             (4.4)
Cash and cash equivalents at
   beginning of period                              151.5            -                1.8             -            153.3
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of period                          $         143.8  $           .8  $          4.3   $         -    $       148.9
                                          ================ =============== ===============  ============== ==============

                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $         122.4  $         19.5  $          3.1   $         -    $       145.0
   Investing activities                             (60.5)            (.3)           (4.3)            -            (65.1)
   Financing activities                             (37.0)           -              (22.1)            -            (59.1)
Intercompany activity                                (6.0)          (19.2)           25.2             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net increase in cash and cash
   equivalents during the period                     18.9            -                1.9             -             20.8
Cash and cash equivalents at
   beginning of period                               22.4            -                1.0             -             23.4
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of period                          $          41.3  $         -     $          2.9   $         -    $        44.2
                                          ================ =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Income Taxes - The income tax provision for the three months ended March 31,
2002, relates to foreign income taxes. As a result of the Cases, the Company did not recognize an income tax benefit for the loss incurred from domestic operations or any U.S. tax benefit for foreign income taxes. Instead, the increase in federal and state deferred tax assets as a result of the loss was offset by an equal increase in valuation allowances. Provision for income taxes for the three months ended March 31, 2001 has been allocated based on the income loss before income taxes of the Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$3.9 and $(14.9) for the three months ended March 31, 2002 and 2001, respectively. Such amounts for the Subsidiary Guarantors totaled $(4.1) and
$17.4 for the three months ended March 31, 2002 and 2001, respectively.

Debt Covenants and Restrictions - The Indentures contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

This section should be read in conjunction with the response to Part I, Item 1, of this Report.

This section contains statements which constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995.
These statements appear in a number of places in this section (see, for example,
"Recent' Events and Developments," "Results of Operations," and "Liquidity and
Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,"
"will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. "Business - Factors Affecting Future Performance" in the
Company's Annual Report on Form 10-K for the year ended December 31, 2001, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

REORGANIZATION PROCEEDINGS

On February 12, 2002, the Company and 13 of its wholly owned subsidiaries, filed separate voluntary petitions in the United States Bankruptcy Court for the
District of Delaware (the "Court") for reorganization under Chapter 11 of the
United States Bankruptcy Code. (the "Code") On March 15, 2002, two additional wholly owned subsidiaries of the Company filed petitions. The Company and its 15 subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this report, the term "Filing
Date" shall mean with respect to any particular Debtor, the date on which such
Debtor filed its Case. The wholly owned subsidiaries of the Company included in the Cases are: Kaiser Bellwood Corporation, Kaiser Aluminium International,
Inc., Kaiser Aluminum Technical Services, Inc., Kaiser Alumina Australia
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

The Company's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or to achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Debtors will not be found in the Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100%
of their face value and the equity of the Company's stockholders being diluted or cancelled. At this time, it is not possible to predict the outcome of the
Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

The accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, but not all inclusive, the financial information for the quarter ended March 31, 2002, contained herein does not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may be made in connection with the Debtors' capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

RECENT EVENTS AND DEVELOPMENTS

Pacific Northwest Power Sales and Operating Level. During 2001, the Company kept its Northwest smelters curtailed and sold the remaining power available that it had under contract through September 2001. The Company has the right to purchase sufficient power from the BPA to operate its Trentwood facility as well as approximately 40% of the capacity of its Northwest aluminum smelting operations.
Given recent primary aluminum prices and the forward price of power in the
Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelting capacity in the near future. Operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs has been accrued through early 2003. However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted. Such amounts could be material with a present value in the $50.0 to
$60.0 million range. However, most of such costs would be related to pension and post-retirement medical benefits and would likely be paid out over an extended period. Additionally, beginning October 2002, the Company could be liable for certain take-or-pay obligations under the BPA contract and such amounts could be significant. See Note 4 of Notes to Interim Consolidated Financial Statements
for additional information on the Company's contract rights and obligations and additional detail regarding possible incremental liabilities with respect to the
USWA workers.

Valco Operating Level. During late 2000, the Company's 90%-owned Volta Aluminium
Company Limited ("Valco"), the Government of Ghana ("GoG") and the Volta River
Authority ("VRA") reached an agreement, subject to Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However, Parliamentary approval has not been received and, effective March 3, 2002, the GoG reduced Valco's power allocation forcing Valco to curtail one of its four operating potlines. Valco has objected to the power curtailment and expects to seek remedies from the GoG. Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation. Valco currently expects to operate approximately three potlines during the remainder of 2002. However, no assurances can be provided that Valco will continue to receive sufficient power to operate three potlines for the balance of 2002 or thereafter.

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

During the first quarter of 2002, the Company recorded charges of $1.6 million
(see Note 11 of Notes to Interim Consolidated Financial Statements) in
connection with the program. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

Start-up Related Costs at Gramercy Facility. Initial production at the Company's
Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. Construction at the facility was substantially completed during the third quarter of 2001. During the first nine months of
2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of
February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During the quarters ended March 31, 2002 and 2001, abnormal Gramercy-related start-up costs totaled approximately $3.0 million and
$19.0 million, respectively. The abnormal costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During the first quarter of 2002, since the plant was operating at near full capacity, the amount of start-up costs was substantially reduced compared to prior periods.

Labor Matters. From September 1998 through September 2000, the Company and the
United Steelworkers of America ("USWA") were involved in a labor dispute as a result of the September 1998 USWA strike and the subsequent "lock-out" by the
Company in February 1999. Although the USWA dispute was settled and the workers returned to the facilities, two allegations of unfair labor practices ("ULPs")
in connection with the USWA strike and subsequent lock-out by the Company remain to be resolved. In May 2002, an administrative law judge of the National Labor
Relations Board ("NLRB") ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The
Company continues to believe that the allegations are without merit, and will vigorously defend its position. The Company will appeal the ruling of the administrative law judge to the full NLRB. Any outcome from the NLRB appeal would be subject to additional appeals in a United States Circuit Court of
Appeals by the general counsel of the NLRB, the USWA or the Company. This process could take several years. Because the Company believes that it may prevail in the appeals process, the Company has not recognized a charge in response to the adverse ruling. However, it is possible that, if the Company's appeal(s) are not ultimately successful, a charge in respect of this matter may be required in one or more future periods and the amount of such charge(s) could be significant. Any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would likely only be paid upon or after the Company's emergence from the Cases. See Note 8 of Notes to
Interim Consolidated Financial Statements for additional discussions of the ULP charges.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 2002 and 2001. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2001, for further information regarding segments.

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

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                       Quarter Ended
                                                                        March 31,
                                                                 ------------------------
                                                                         2002        2001
                                                                 ------------------------

Shipments: (000 tons)
     Alumina
       Third Party                                                     625.2       664.0
       Intersegment                                                    134.9       182.9
                                                                 ------------ -----------
           Total Alumina                                               760.1       846.9
                                                                 ------------ -----------
     Primary Aluminum
       Third Party                                                      51.3        63.9
       Intersegment                                                      1.1         1.5
                                                                 ------------ -----------
           Total Primary Aluminum                                       52.4        65.4
                                                                 ------------ -----------
     Flat-Rolled Products                                               12.5        25.0
                                                                 ------------ -----------
     Engineered Products                                                29.3        32.9
                                                                 ------------ -----------
Average Realized Third Party Sales Price:
     Alumina (per ton)                                           $       169  $      194
     Primary Aluminum (per pound)                                $       .63  $      .73
Net Sales:
     Bauxite and Alumina
       Third Party (includes net sales of bauxite)               $     113.6  $    137.6
       Intersegment                                                     23.2        36.0
                                                                 ------------ -----------
           Total Bauxite and Alumina                                   136.8       173.6
                                                                 ------------ -----------
     Primary Aluminum
       Third Party                                                      71.0       103.0
       Intersegment                                                      1.7         2.5
                                                                 ------------ -----------
           Total Primary Aluminum                                       72.7       105.5
                                                                 ------------ -----------
     Flat-Rolled Products                                               48.3        95.9
     Engineered Products                                               103.8       120.6
     Commodities Marketing(1)                                           11.0        (2.6)
     Minority Interests                                                 22.9        25.8
     Eliminations                                                      (24.9)      (38.5)
                                                                 ------------ -----------
           Total Net Sales                                       $     370.6  $    480.3
                                                                 ============ ===========

Operating Income (Loss):
     Bauxite and Alumina                                         $      (3.2) $     (6.8)
     Primary Aluminum                                                   (3.2)        4.5
     Flat-Rolled Products                                               (9.9)        3.2
     Engineered Products                                                 3.3         2.7
     Commodities Marketing                                              10.7        (2.0)
     Eliminations                                                         .5         3.8
     Corporate and Other (Notes 10 and 11)                             (33.3)      (18.1)
     Non-Recurring Operating (Charges) Benefits, Net (Note 12)          (1.6)      228.2
                                                                 ------------ -----------
           Total Operating Income (Loss)                         $     (36.7) $    215.5
                                                                 ============ ===========
Net Income (Loss)                                                $     (64.1) $    119.9
                                                                 ============ ===========
Capital Expenditures                                             $       9.5  $     44.0
                                                                 ============ ===========

(1)  Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in
     2001 represent net settlements with third-party brokers for maturing derivative positions.

OVERVIEW
The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the
Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 2 and 9 of Notes to Interim Consolidated Financial Statements for a discussion of the Company's hedging activities.

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

During the three months ended March 31, 2001, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum was $.75 per pound. During the three months ended March 31, 2002, the average AMT price was
$.66 per pound. The average AMT price for primary aluminum for the week ended
April 27, 2002 was $.67 per pound.

QUARTER ENDED MARCH 31, 2001, COMPARED TO QUARTER ENDED MARCH 31, 2000

SUMMARY
The Company reported a net loss of $64.1 million for the quarter ended March 31,
2002, compared to net income of $119.9 million for the same period of 2001.
However, results for the quarters ended March 31, 2002 and 2001 included material special items as summarized below (in millions of dollars):

                                                                                            Material Special
                                                                                             Gains (Losses),
                                                                                        Net of Income Tax Effect
                                                                                        ------------------------
                                                                                           2002(1)          2001
                                                                                        ----------   -----------
Non-recurring operating (charges) income, net (pre-tax ($1.6) in 2002; $228.2 in 2001)  $    (1.6)   $    139.2
Other income (expense) - special items, net (pre-tax $3.6 in 2002; $7.8 in 2001)              3.6           4.8
Abnormal Gramercy start-up costs (pre-tax $3.0 in 2002; $19.0 in 2001)                       (3.0)        (11.6)
Excess overhead and other fixed costs associated with Northwest smelting operations
     (pre-tax $6.0 in 2001)                                                                     -          (3.7)
                                                                                        ----------   -----------
                                                                                        $    (1.0)   $    128.7
                                                                                        ==========   ===========

(1)  In 2002, pre-tax and net of income tax effect amounts are the same because the Company did not recognize an income tax benefit for the loss incurred during the period. Instead, the increase in deferred tax assets was offset by an equal increase in valuation allowances (see Note 6 of Notes to
     Interim Consolidated Financial Statements for additional information regarding the deferred tax assets and valuation allowances).

Net sales in the first quarter of 2002 totaled $370.6 million compared to $480.3 million in the first quarter of 2001.

Bauxite and Alumina. Third party net sales of alumina for the quarter ended
March 31, 2002, decreased 17% as compared to the same period in 2001, due to a
13% decrease in third party average realized prices and a 6% decrease in third party shipments. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked. The decrease in quarter-over-quarter shipments resulted primarily from the sale of an approximately 8.3% interest in Queensland
Alumina Limited in the third quarter of 2001.

Intersegment net sales of alumina for the quarter ended March 31, 2002 decreased
36% as compared to the same period in 2001 as the result of a 26% decrease in intersegment shipments and a 13% decrease in intersegment average realized prices. The decrease in shipments was primarily due to reduced shipments to the
Primary aluminum business unit caused by Valco's curtailment of one of its operating potlines during the first quarter of 2002 (see "Recent Events and
Developments - Valco Operating Level" above). The decrease in the intersegment average realized prices is the result of a decrease in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

Despite substantially lower quarter over quarter prices and volumes, segment operating loss for the quarter ended March 31, 2002 decreased 53% compared to the comparable period in 2001. This improvement resulted primarily from a decrease in abnormal Gramercy related start-up costs from approximately $19.0 million in 2001 to approximately $3.0 million in 2002 due to the substantial improvement in the production rate at the Gramercy facility (see "Recent Events and Developments - Start-up Related Costs at Gramercy Facility" above).

Primary Aluminum. Third party net sales of primary aluminum decreased 31% for the first quarter of 2002 as compared to the same period in 2001 as a result of a 14% decrease in third party average realized prices and a 20% decrease in third party shipments. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices. The decrease in shipments was primarily due to the curtailment of the rod operations at the Tacoma facility in the second quarter of 2001.

Since the beginning of 2001, the Northwest smelters have been completely curtailed and are expected to remain curtailed at least through early 2003. As a result, intersegment net sales of primary aluminum for both 2002 and 2001 have been minimal. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third-party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

Segment operating loss (before non-recurring items) for the quarter ended March
31, 2002, was worse than the comparable period in 2001. The primary reason for the decrease was the decreases in the average realized prices and net shipments discussed above. Segment operating income for the quarter ended March 31, 2001, discussed above, excludes non-recurring net power sales gains of $228.2 million.

Flat-Rolled Products. Net sales of flat-rolled products decreased significantly during the first quarter 2002 as compared to 2001 primarily due to a 50%
decrease in shipments. Current period shipments were adversely affected by the reduced demand for general engineering heat-treat products and can lid and tab stock, due to a weak market, and a decline in aerospace products demand due to the continuing effects of the September 11, 2001 events.

Segment operating loss for the quarter ended March 31, 2002, was worse than the comparable period in 2001 primarily due to the decrease in shipments discussed above.

Engineered Products. Net sales of engineered products decreased by 14% during the first quarter 2002 as compared to 2001, due to a 11% decrease in product shipments and a 3% decrease in average realized prices. The decrease in product shipments was the result of reduced general engineering and general aviation shipments due to a weak market demand offset by a modest increase in transportation shipments. The decrease in average realized prices was primarily due to a decrease in metal prices.

The change in segment operating income for the quarter ended March 31, 2002, as compared to the comparable period in 2001 was primarily attributable to a reduction in energy and overhead costs offset in part by the price and volume factors described above.

Commodities Marketing. In 2002, net sales for this segment primarily represents recognition of deferred gains from hedges closed prior to the commencement of the Cases. See Note 9 of Notes to Interim Consolidated Financial Statements.
Gains or losses associated with these liquidated positions have been deferred in
Other comprehensive income and are being recognized as income and costs over the original hedging periods as the underlying purchases/sales occur. In 2001, net sales for this segment represented net settlements with third-party brokers for maturing derivative positions.

Segment operating income for the quarter ended March 31, 2002, increased compared to the comparable period in 2001 due to the higher prices implicit in the liquidation of the positions in January 2002 versus the prevailing market prices during the first quarter of 2001.

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

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses in the quarter ended
March 31, 2002, as compared to the comparable period in 2001 was due largely to higher medical and pension cost accruals for active and retired employees, payments of approximately $5.0 million to a trust in respect of certain management compensation agreements (see Note 10 of Notes to Interim Consolidated
Financial Statements) and a non-cash pension charge of $6.4 million related to certain previously unrecognized net actuarial losses (see Note 11 of Notes to
Interim Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the
Filing Date are stayed while the Debtors continue business operations as debtors-in-possession, subject to the control and supervision of the Court. See
Note 1 of Notes to Condensed Consolidated Financial Statements for additional discussion of the Cases. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors.

Operating Activities. At March 31, 2002, the Company had working capital of
$317.6 million, compared with a negative working capital of $37.7 million at
December 31, 2001. In addition to normal operating changes, the increase in working capital primarily resulted from the reclassification of pre-petition liabilities to be resolved in connection with the Cases (accounts payable, accrued interest, other accrued liabilities and current portion of long-term debt) to "Liabilities subject to compromise."

Investing Activities. Capital expenditures during the quarter ended March 31,
2002, were $9.5 million. The 2002 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's facilities.
Total consolidated capital expenditures are expected to be between $40.0 and
$75.0 million per annum in each of 2002 and 2003 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures).

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

The Company believes that the ruling by the NLRB administrative law judge (See
Note 8 of Notes to Interim Consolidated Financial Statements) should not have an adverse impact on the DIP Facility or availability thereunder because this is a pre-petition contingent liability and, to the extent that back pay or related amounts are ultimately awarded, such amounts are not expected to be paid during the term of the DIP Facility. While access to the DIP Facility is important to the Company's continuing operations, in the short-term, the Company believes its existing cash resources (approximately $140.0 million as of April 30, 2002)
should be more than adequate to meet its near term liquidity requirements until any uncertainties with respect to the DIP are resolved. However, no assurance can be given in this regard.

The Company believes that the cash and cash equivalents, cash flows from operations and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its required obligations during the pendency of the Cases. At April 30, 2002, cash and cash equivalents were approximately $140.0 million, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were approximately
$41.1 million. As of April 30, 2002, $152.7 million (of which $83.9 million could be used for additional letters of credit) was available to the Company under the DIP Facility. The Company expects the borrowing base amount will increase by approximately $50.0 million once certain appraisal information is provided to the lenders.

In accordance with the Code and the DIP Facility, the Company is not permitted to pay any dividends or purchase any of its common or preference stock.

CRITICAL ACCOUNTING POLICIES
The critical accounting policies included under Part II, Item 7. "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
Critical Accounting Policies" in the Company's Form 10-K for the year ended
December 31, 2001, is incorporated herein by reference.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under Part II, Item 7A. "QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK" in the Company's Form 10-K for the year ended
December 31, 2001, is incorporated herein by reference.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form
10-K for the year ended December 31, 2001 for information concerning material legal proceedings with respect to the Company.

Labor Matters. In May 2002, an NLRB administrative law judge ruled against the
Company in respect of the two remaining ULP allegations and recommended that the
NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and is not self-executing. The USWA has publicly stated that any such amount could be in the $180.0 million - $200.0 million range. The Company continues to believe that the allegations are without merit and will vigorously defend its position. The Company will appeal the ruling of the administrative law judge to the full NLRB. Any outcome from the
NLRB appeal would be subject to additional appeals in a United States Circuit
Court of Appeals by the general counsel of the NLRB, the USWA or the Company.
This process could take several years. Any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise.
Accordingly, any payments that may ultimately be required in respect of this matter would likely only be paid upon or after the Company's emergence from the
Cases. See Note 8 of Notes to Interim Consolidated Financial Statements for
further information of these proceedings.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As a result of the commencement of the Cases, the outstanding principal of and accrued interest on, all long-term debt of the Company became immediately due and payable. However, claims against the Debtors for principal and accrued interest are stayed while the Debtors continue business operations as debtors-in-possession. See Notes 1 and 5 of Notes to Interim Consolidated
Financial Statements for additional information regarding the effects of the commencement of the Cases on the Company's long-term debt. Such information is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          On January 15, 2002, under Item 5 "Other Events" of Form 8-K, the
          Company filed a Current Report on Form 8-K reporting that it would begin discussions within the next few weeks with its note holders regarding the potential restructuring of its 9 7/8% Senior Notes,
          10 7/8% Senior Notes and 12 3/4% Senior Subordinated Notes.

          On January 31, 2002, under Item 5 "Other Events" of Form 8-K, the
          Company filed a Current Report on Form 8-K reporting that it did not intend to make the February 1, 2002 interest payment on its 12 3/4%
          Senior Subordinates Notes and that it was considering restructuring alternatives that could result in the February 15, 2002 non-payment of principal and interest on its 9 7/8% Senior Notes. The Company also reported the signing of a Waiver and Consent Agreement, dated January
          29, 2002, between the Company, KACC and the financial institutions that are parties to the Credit Agreement relating to the waiver of any default or event of default arising out of the non-payment of interest and principal when due of the 12 3/4% Senior Subordinated Notes and
          9 7/8% Senior Notes.

          On February 25, 2002, under Item 3 "Bankruptcy or Receivership" of
          Form 8-K, the Company filed a Current Report on Form 8-K reporting that on February 12, 2002, it and certain of its subsidiaries, including KACC, had filed voluntary petitions under Chapter 11 of the
          United States Bankruptcy Code in the United States Bankruptcy Court
          for the District of Delaware. The Company also reported that in connection with the filings, the Company and KACC had entered into a
          $300 million debtor-in-possession financing agreement.

          No other Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002. However, on April 30, 2002, under Item 4
          "Changes in Registrant's Certifying Accountant" of Form 8-K, the
          Company filed a Current Report on Form 8-K, reporting that on April
          30, 2002, it had dismissed Arthur Andersen LLP as its principal independent accountant and had engaged Deloitte & Touche LLP as its independent public accountant. The change was effective immediately.
          Also, on May 15, 2002, under Item 5 "Other Events" of Form 8-K, the
          Company filed a Current Report on Form 8-K, reporting an unfavorable ruling it received on May 14, 2002 in respect to certain unfair labor practice claims.

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

                              By:         /s/   John T. La Duc
                                                John T. La Duc
                                       Executive Vice President and
                                          Chief Financial Officer
                                       (Principal Financial Officer)

                              KAISER ALUMINUM & CHEMICAL CORPORATION

                              By:        /s/   Daniel D. Maddox
                                               Daniel D. Maddox
                                       Vice President and Controller
                                      (Principal Accounting Officer)

Dated:   May 20, 2002