Form 10-Q
period 2002-06-30
KAISER ALUMINUM & CHEMICAL CORP
filed 2002-08-14
CIK 54291

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
Yes /X/       No  /  /

     At July 31, 2002, the registrant had 46,171,365 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (Debtor-in-Possession)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                        June 30,       December 31,
                                                                                            2002               2001
                                                                                ----------------    ---------------
                                     ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $         147.3     $        153.3
   Receivables:
      Trade, net                                                                          142.3              124.1
      Other                                                                                64.7               88.8
   Inventories                                                                            283.6              313.3
   Prepaid expenses and other current assets                                               46.2               86.2
                                                                                ----------------    ---------------
      Total current assets                                                                684.1              765.7

Investments in and advances to unconsolidated affiliates                                   69.2               63.0
Property, plant, and equipment - net                                                    1,173.8            1,215.4
Other assets                                                                              704.3              706.1
                                                                                ----------------    ---------------

      Total                                                                     $       2,631.4     $      2,750.2
                                                                                ================    ===============
                       LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities not subject to compromise - Current liabilities:
   Accounts payable                                                             $         129.5     $        167.4
   Accrued interest                                                                         3.4               35.4
   Accrued salaries, wages, and related expenses                                           76.2               88.9
   Accrued postretirement medical benefit obligation - current portion                     54.0               62.0
   Other accrued liabilities                                                               42.2              222.0
   Payable to affiliates                                                                   62.4               54.2
   Long-term debt - current portion                                                          .8              173.5
                                                                                ----------------    ---------------
      Total current liabilities                                                           368.5              803.4

Long-term liabilities                                                                     102.3              920.0
Accrued postretirement medical benefit obligation                                          -                 642.2
Long-term debt                                                                             42.9              700.8
                                                                                ----------------    ---------------
                                                                                          513.7            3,066.4

Liabilities subject to compromise                                                       2,574.0               -

Minority interests                                                                        118.7              117.8
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                                          .7                 .7
   Common stock                                                                            15.4               15.4
   Additional capital                                                                   2,454.6            2,437.6
   Accumulated deficit                                                                   (759.7)            (645.2)
   Accumulated other comprehensive income (loss)                                          (94.3)             (67.3)
   Less:  Note receivable from parent                                                  (2,191.7)          (2,175.2)
                                                                                ----------------    ---------------
      Total stockholders' equity                                                         (575.0)            (434.0)
                                                                                ----------------    ---------------
        Total                                                                   $       2,631.4     $      2,750.2
                                                                                ================    ===============
   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                       Quarter Ended           Six Months Ended
                                                                         June 30,                  June 30,
                                                                  -----------------------   ----------------------
                                                                         2002        2001          2002       2001
                                                                  -----------------------   ----------------------

Net sales                                                         $    386.3  $    446.8    $    756.9  $   927.1
                                                                  -----------------------   ----------------------

Costs and expenses:
   Cost of products sold                                               363.7       418.8         705.7      863.3
   Depreciation and amortization                                        22.5        22.2          45.0       43.5
   Selling, administrative, research and development, and general       29.3        25.4          70.5       52.6
   Non-recurring operating charges (benefits), net                       7.5         8.0           9.1     (220.2)
                                                                  -----------------------   ----------------------
        Total costs and expenses                                       423.0       474.4         830.3      739.2
                                                                  -----------------------   ----------------------

Operating income (loss)                                                (36.7)      (27.6)        (73.4)     187.9

Other income (expense):
   Interest expense (excluding unrecorded contractual interest
      expense of $23.7 and $36.5 in 2002)                               (2.5)      (27.1)        (16.0)     (55.0)
   Reorganization items                                                 (6.5)         -          (16.1)         -
   Other - net                                                            .3       (51.7)          2.5      (44.4)
                                                                  -----------------------   ----------------------

Income (loss) before income taxes and minority interests               (45.4)     (106.4)       (103.0)      88.5

(Provision) benefit for income taxes                                    (6.4)       41.5         (14.4)     (34.5)

Minority interests                                                       1.4          .8           2.9        1.8
                                                                  -----------------------   ----------------------

Net income (loss)                                                 $    (50.4) $    (64.1)   $   (114.5) $    55.8
                                                                  =======================   ======================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                     For the Six Months Ended June 30, 2002

                                                                                     Accumulated        Note
                                                                             Accu-         Other  Receivable
                                      Preference     Common  Additional    mulated Comprehensive        From
                                           Stock      Stock     Capital    Deficit Income (Loss)      Parent     Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001            $      .7  $    15.4  $  2,437.6  $  (645.2) $      (67.3) $ (2,175.2) $ (434.0)
   Net income (loss)                          -          -          -      (114.5)          -            -     (114.5)
   Net unrealized losses on
      derivative instruments arising
      during the period                       -          -          -           -         (12.1)         -      (12.1)
   Less reclassification adjustment
      for net realized gains on
      derivative instruments included
      in net income (including net
      realized gains of $6.5 for the
      quarter ended June 30, 2002)            -          -          -           -         (14.9)         -      (14.9)
                                                                                                             ---------
   Comprehensive income                       -          -          -           -           -            -     (141.5)
   Interest on note receivable from
      parent                                  -          -        16.5          -           -         (16.5)        -
   Contributions for LTIP shares              -          -          .5          -           -            -         .5
                                      ---------- ---------- ----------- ---------- ------------- ----------- ---------

BALANCE, June 30, 2002                $      .7  $    15.4  $  2,454.6  $  (759.7) $      (94.3) $ (2,191.7) $ (575.0)
                                      ========== ========== =========== ========== ============= =========== =========

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
      derivative instruments included
      in net income, net of income
      tax provision of $.9
      (including realized net losses
      of $8.8 for the quarter ended
      June 30, 2001)                          -          -          -           -          (2.6)         -       (2.6)
                                                                                                             ---------
   Comprehensive income                       -          -          -           -           -            -       47.5
   Interest on note receivable from
      parent                                  -          -        66.9          -           -         (66.9)        -
   Contributions for LTIP shares              -          -          .2          -           -            -         .2
   Dividends                                  -          -          -         (.1)          -            -        (.1)
                                      ---------- ---------- ----------- ---------- ------------- ----------- ---------

BALANCE, June 30, 2001                $      .7  $    15.4  $  2,367.9  $  (132.4) $      (10.1) $ (2,106.9) $  134.6
                                      ========== ========== =========== ========== ============= =========== =========
   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                 -----------------------
                                                                                                       2002         2001
                                                                                                 -----------------------
Cash flows from operating activities:
   Net income (loss)                                                                             $  (114.5)   $    55.8
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $1.7 and $3.2)             46.7         46.7
      Non-cash charges for reorganization items and for non-recurring operating items                 11.4            -
      Gain on sale of real estate                                                                     (4.0)           -
      Equity in (earnings) loss of unconsolidated affiliates, net of distributions                    (6.9)          .4
      Minority interests                                                                              (2.9)        (1.8)
      Decrease in trade and other receivables                                                          5.9         87.3
      Decrease in inventories                                                                         28.1         22.6
      Decrease (increase) in prepaid expenses and other current assets                                34.2         (4.5)
      Increase (decrease) in accounts payable (associated with operating activities)
        and accrued interest                                                                          26.2        (24.8)
      Decrease in payable to affiliates and other accrued liabilities                                (29.5)       (42.4)
      (Decrease) increase in accrued and deferred income taxes                                        (2.0)         4.2
      Net cash impact of changes in long-term assets and liabilities                                  13.0         61.2
      Other                                                                                           (4.6)         2.5
                                                                                                 -----------------------
        Net cash provided by operating activities                                                      1.1        207.2
                                                                                                 -----------------------
Cash flows from investing activities:
   Capital expenditures (including $61.8 related to Gramercy facility in 2001)                       (19.9)       (86.8)
   Decrease in accounts payable - Gramercy-related capital expenditures                                  -        (23.5)
   Net proceeds from disposition of property and investments and other                                20.3          4.4
                                                                                                 -----------------------
        Net cash provided (used) by investing activities                                                .4       (105.9)
                                                                                                 -----------------------

Cash flows from financing activities:
   Incurrence of financing costs                                                                      (7.5)           -
   Repayments under revolving credit facility, net                                                       -        (30.4)
   Repayments of long-term debt                                                                          -        (23.2)
   Redemption of minority interests' preference stock                                                    -         (5.5)
                                                                                                 -----------------------
        Net cash used by financing activities                                                         (7.5)       (59.1)
                                                                                                 -----------------------

Net (decrease) increase in cash and cash equivalents during the period                                (6.0)        42.2
Cash and cash equivalents at beginning of period                                                     153.3         23.4
                                                                                                 -----------------------
Cash and cash equivalents at end of period                                                       $   147.3    $    65.6
                                                                                                 =======================

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $.6 and $2.8                                    $     2.3    $    52.2
   Income taxes paid                                                                                  15.6         29.5

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
Australia Corporation (and its wholly owned subsidiary, Kaiser Finance
Corporation) and ten other entities with limited balances or activities. Also, on February 12, 2002, Kaiser Aluminum Corporation ("Kaiser"), the Company's
parent company, filed a petition for reorganization. None of the Company's
non-U.S. affiliates were included in the Cases. The Cases are being jointly administered by the Court with the Debtors managing their businesses in the ordinary course as debtors-in-possession, subject to the control and supervision of the Court.

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

The outstanding principal of, and accrued interest on, all long-term debt of the
Debtors became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing
Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre-Filing
Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. In July 2002, the
Court also issued a final order authorizing the Company to fund the cash requirements of its foreign joint ventures in the ordinary course of business and to continue using the Company's existing cash management systems. The
Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

The Company's objective in the Cases is to achieve the highest possible recoveries for all creditors and stockholders and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or to achieve a successful reorganization.
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

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The
Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

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

As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. The Court has subsequently approved an extension of the exclusivity period through December
12, 2002. A further extension of the exclusivity period may be sought by the
Debtors. However, no assurance can be given that such extension will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

      Financial Information. Condensed consolidating financial statements of the
Debtors and non-Debtors are set forth below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Current assets                                        $         520.7    $        163.4   $          -       $       684.1
Investments in subsidiaries and affiliates                    1,404.7              33.4          (1,368.9)            69.2
Intercompany receivables (payables)                            (988.7)            988.7              -                 -
Property and equipment, net                                     781.1             392.7              -             1,173.8
Deferred income taxes                                           (65.5)             65.5              -                 -
Other assets                                                    694.9               9.4              -               704.3
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,347.2    $      1,653.1   $      (1,368.9)   $     2,631.4
                                                      ================   ===============  ================   ==============

Liabilities not subject to compromise -
      Current liabilities                             $         275.1    $        105.3   $         (11.9)   $       368.5
      Other long-term liabilities                                52.2              50.1              -               102.3
      Long-term debt                                             20.9              22.0              -                42.9
Liabilities subject to compromise                             2,574.0              -                 -             2,574.0
Minority interests                                               -                 99.9              18.8            118.7
Stockholders' equity                                           (575.0)          1,375.8          (1,375.8)          (575.0)
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,347.2    $      1,653.1   $      (1,368.9)   $     2,631.4
                                                      ================   ===============  ================   ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net sales                                             $         350.9    $        125.2   $         (89.8)   $       386.3
Costs and expenses                                              386.9             125.9             (89.8)           423.0
                                                      ----------------   ---------------  ----------------   --------------
Operating income (loss)                                         (36.0)              (.7)             -               (36.7)
Interest expense                                                 (2.1)              (.4)             -                (2.5)
Reorganization items                                             (6.5)             -                                  (6.5)
Other income (expense), net                                        .7               (.4)             -                  .3
Provision for income tax                                          (.9)             (5.5)             -                (6.4)
Minority interests                                               -                  1.4              -                 1.4
Equity in income of subsidiaries                                 (5.6)             -                  5.6              -
                                                      ----------------   ---------------  ----------------   --------------
Net income (loss)                                     $         (50.4)   $         (5.6)  $           5.6    $       (50.4)
                                                      ================   ===============  ================   ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net sales                                             $         686.7    $        261.6   $        (191.4)   $       756.9
Costs and expenses                                              765.5             256.2            (191.4)           830.3
                                                      ----------------   ---------------  ----------------   --------------
Operating income (loss)                                         (78.8)              5.4              -               (73.4)
Interest expense                                                (15.2)              (.8)             -               (16.0)
Reorganization items                                            (16.1)             -                 -               (16.1)
Other income (expense), net                                       3.0               (.5)             -                 2.5
Provision for income tax                                         (3.7)            (10.7)             -               (14.4)
Minority interests                                               -                  2.9              -                 2.9
Equity in income of subsidiaries                                 (3.7)             -                  3.7              -
                                                      ----------------   ---------------  ----------------   --------------
Net income (loss)                                     $        (114.5)   $         (3.7)  $           3.7    $      (114.5)
                                                      ================   ===============  ================   ==============

                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net cash provided (used) by:
      Operating activities                            $         (19.1)   $         20.2   $          -       $         1.1
      Investing activities                                       15.8             (15.4)             -                  .4
      Financing activities                                       (7.5)             -                 -                (7.5)
                                                      ----------------   ---------------  ----------------   --------------
Net increase (decrease) in cash and cash equivalents
      during the period                                         (10.8)              4.8              -                (6.0)
Cash and cash equivalents at beginning of period                151.6               1.7              -               153.3
                                                      ----------------   ---------------  ----------------   --------------
Cash and cash equivalents at end of period            $         140.8    $          6.5   $          -       $       147.3
                                                      ================   ===============  ================   ==============

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus
"Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2)
pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and post-retirement medical and other costs associated with retirees.

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. There can be no assurance that the liabilities of the Debtors will not be found in the Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of the Company's stockholders being diluted or cancelled.

The amounts subject to compromise at June 30, 2002 consisted of the following items:

Items, absent the Cases, that would have been considered current at June 30, 2002:
   Accounts payable                                                                    $      52.8
   Accrued interest                                                                           44.0
   Other accrued liabilities (including asbestos liability of $130.0 - Note 8)               174.8
Items, absent the Cases, that would have been considered long-term at  June 30, 2002:
   Accrued post-retirement medical obligation                                                650.5
   Long-term liabilities(1)                                                                  821.7
   Debt (Note 5)                                                                             830.2
                                                                                       ------------
                                                                                       $   2,574.0
                                                                                       ============

(1)   Long-term liabilities include pension liabilities of $223.6, environmental liabilities of $21.7 (Note 8) and asbestos liabilities of $480.1 (Note 8).

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

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the quarter and six-month periods ended June 30, 2002, reorganization items were as follows:

                                                                              Quarter            Six Months
                                                                           --------------      --------------
Professional fees                                                          $         7.2       $        10.9
Accelerated amortization of certain deferred financing costs                         -                   4.5
Interest income                                                                      (.7)               (1.1)
Other                                                                                -                   1.8
                                                                           --------------      --------------
                                                                           $         6.5       $        16.1
                                                                           ==============      ==============

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

Note Receivable from Parent. The note receivable from Kaiser (who also filed a petition for reorganization as discussed above) is unsecured. As a result, the accrual of interest on this note receivable was discontinued as of the Filing
Date. The contractual interest that would have been recorded was approximately
$35.9 and $54.8 for the quarter and six-month periods ended June 30, 2002, respectively.

2.    GENERAL

This Quarterly Report on Form 10-Q should be read in conjunction with the
Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Going Concern. The interim consolidated financial statements of the Company have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business;
however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the interim consolidated financial statements do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may occur in connection with the Debtors' capitalizations or operations of the Debtors as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

Principles of Consolidation. The Company is the principal operating subsidiary of Kaiser. Kaiser is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of
Kaiser's Common Stock, with the remaining approximately 38% publicly held.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP")
for interim financial information and the rules and regulations of the
Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

Operating results for the quarter and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

See Note 2 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2001 and Note 9 for additional information regarding derivative financial instruments.

New Accounting Pronouncement. Statement of Financial Accounting Standards No.
146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No.
146"), was issued in June 2002 and is effective for exit or disposal activities that are initiated after December 31, 2002. Early application is permissible.
However, previously issued financial statements are not restasted under SFAS No.
146. SFAS No. 146 requires that liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity's commitment to an exit plan. The Company cannot currently determine what impact the adoption of SFAS No. 146 will have on its future financial statements as it has not completed its evaluation of this new standard.

3.    INVENTORIES

The classification of inventories is as follows:

                                                                  June 30,     December  31,
                                                                    2002            2001
                                                               --------------  --------------
Finished fabricated aluminum products                          $        30.6   $        30.4
Primary aluminum and work in process                                    82.6           108.3
Bauxite and alumina                                                     72.8            77.7
Operating supplies and repair and maintenance parts                     97.6            96.9
                                                               --------------  --------------
      Total                                                    $       283.6   $       313.3
                                                               ==============  ==============

Substantially all product inventories are stated at last-in, first-out (LIFO)
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

Inventories at June 30, 2002, have been reduced by a $1.6 LIFO charge (included in Non-recurring operating charges (benefits), net - see Note 12) resulting from the exit of the lid and tab stock and brazing sheet product lines at the
Company's Trentwood facility. See Note 5 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2001 for additional information regarding the product lines exit.

4.    PACIFIC NORTHWEST OPERATING LEVEL

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract provides the Company with sufficient power to fully operate the Company's Trentwood facility (which requires up to approximately 40 megawatts), as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations.
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
The Company is not entitled to receive any profits from any such remarketing efforts. During October 2001, the Company and the BPA reached an agreement whereby: (a) the Company would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and (b) the Company retained its rights to restart its smelter operations at any time. In return for the foregoing, the Company granted the BPA certain limited power interruption rights in the first year of the contract if the Company is operating its Northwest smelters. The Department of Energy acknowledged that capital spending in respect of the Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds. Beginning October
2002, unless there is a further amendment to the Company's obligations, the
Company could be liable for take-or-pay costs under the BPA contract, and such amounts could be significant. The Company estimates that, based on recent market prices for electricity, the monthly take-or-pay obligation beginning October
2002 would be in the range of up to $1.0 to $2.0. However, the actual amount of any such obligation will be dependent upon the then prevailing prices of electricity and any actions the Company may take with respect to the BPA contract. The Company is reviewing its rights and obligations in respect of the
BPA contract in connection with the Cases.

Subject to the limited interruption rights granted to the BPA (described above), which expire September 30, 2002, or any impact resulting from the Cases, the
Company has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were the Company to want to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For the
Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelter capacity in the near future. Were the
Company to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United Steelworkers of America ("USWA") during periods of curtailment. As of June 30, 2002, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40%
smelter operating rate. These costs are expected to be triggered periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% have been accrued through early 2003, as the Company does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and could adversely impact the Company's operating results and liquidity. The present value of such costs could be in the $50.0 to $60.0 range.
However, such costs would likely be paid out over an extended period.

The Company continues to evaluate its options for minimizing the near-term negative cash flow at its Mead and Tacoma facilities. The Company is also exploring how to optimize use of the facilities (which had a carrying value of approximately $145.0 at June 30, 2002) as a part of the ongoing assessment of the BPA contract and in connection with the development of a plan of reorganization. In addition, the Company will be conducting a review of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. This review is expected to be completed not later than the end of 2002. It is possible that the outcome of this review and the
Company's ongoing work on developing a plan of reorganization could impact the
Company's view of the recoverability of the carrying value of the facilities.

Power Sales. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company (first partially and then fully) curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the last half of 2000, all of 2001 and the first six months of 2002. As a result of the curtailments, as permitted under the prior BPA contract, the
Company, in a series of transactions, sold the power that it had under contract through September 30, 2001 (the end of the prior contract period). In connection with such power sales during the first half of 2001, the Company recorded a net pre-tax loss of approximately $5.5 during the quarter ended June 30, 2001 and net pre-tax gains of approximately $222.7 during the six months ended June 30,
2001. Gross proceeds from the power sales were offset by employee-related expenses and other fixed commitments. The net results from the sales were reflected as Non-recurring operating charges (benefits), net (see Note 12).

5.    DEBT

Debt consists of the following:

                                                                                     June 30,        December 31,
                                                                                       2002              2001
--------------------------------------------------------------------------------  ---------------  ----------------
Secured:
      Post-Petition Credit Agreement                                              $         -                N/A
      Credit Agreement                                                                     N/A     $          -
      Alpart CARIFA Loans - (fixed and variable rates) due 2007, 2008                       22.0              22.0
      7.6% Solid Waste Disposal Revenue Bonds due 2027                                      19.0              19.0
      Other non-Debtor borrowings (fixed rate)                                               2.7               2.7
Unsecured (reflected as Liabilities Subject to Compromise):
      9 7/8% Senior Notes due 2002                                                         172.8             172.8
      10 7/8% Senior Notes due 2006                                                        225.0             225.4
      12 3/4% Senior Subordinated Notes due 2003                                           400.0             400.0
      Other borrowings (fixed and variable rates)                                           32.4              32.4
                                                                                  ---------------  ----------------

Total                                                                                      873.9             874.3

Less - Current portion                                                                        .8             173.5
        Pre-Filing Date claims included in liabilities subject to
            compromise (Note 1)                                                            830.2              -
                                                                                  ---------------  ----------------
Long-term debt                                                                    $         42.9   $         700.8
                                                                                  ===============  ================

DIP Facility. On February 12, 2002, the Company and Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility"). The Court signed a final order approving the DIP
Facility in March 2002. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP
Facility, the Company is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by Kaiser, the Debtor subsidiaries and two wholly owned non-Debtor subsidiaries, Kaiser Jamaica Corporation and Alpart Jamaica Inc.
Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The DIP Facility requires the Company to comply with certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. As of June 30, 2002, $204.8 was available to the Company under the DIP Facility (of which $88.1 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.

The Company believes that the ruling by the National Labor Relations Board
("NLRB") administrative law judge (see Note 8) should not have an adverse impact on the DIP Facility or availability thereunder because any liability arising from this ruling would be a pre-petition contingent liability and, to the extent that back pay or related amounts are ultimately awarded, such liability would be satisfied in accordance with a plan of reorganization and likely would not be paid during the term of the DIP Facility. While access to the DIP Facility is important to the Company's continuing operations, in the short-term, the Company believes its existing cash resources (approximately $115.9 as of July 31, 2002)
should be more than adequate to meet its near-term liquidity requirements until any uncertainties with respect to the DIP Facility are resolved. However, no assurance can be given in this regard.

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

6.    INCOME TAXES

The income tax provisions for the quarter and six-month periods ended June 30,
2002 of $6.4 and $14.4, respectively, relate to foreign income taxes. For the quarter and six-month periods ended June 30, 2002, as a result of the Cases, the
Company did not recognize income tax benefits for the losses incurred from its domestic operations or any U.S. tax benefits for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of the losses were offset by equal increases in the valuation allowances. See Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001 for additional information regarding the Deferred Tax
Assets and Valuation Allowances.

7.    INCIDENT AT GRAMERCY FACILITY

General. In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed.
Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December
2000. However, construction was not substantially completed until the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90%
of its newly-rated capacity. Since the end of February 2002, the plant has, except for normal operating variations, generally operated at approximately 100%
of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During the quarter and six-month periods ended June 30, 2001, abnormal Gramercy-related start-up costs totaled approximately $22.0 and $41.0, respectively. These incremental costs were offset by approximately $15.2 of additional insurance benefit (recorded as a reduction of Bauxite and alumina business unit's cost of products sold) during the quarter ended June 30, 2001. The abnormal costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During 2002, since the plant was operating at near full capacity, the amount of start-up costs was substantially reduced as compared to prior periods. Such costs were approximately $3.0 during the first quarter of 2002 and were substantially eliminated during the second quarter of 2002.

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

8.    COMMITMENTS AND CONTINGENCIES

Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, and as explained more fully in Note 1, claims arising from actions or omissions prior to the Filing
Date will be settled in connection with the plan of reorganization.

Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 9), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments in respect of QAL's debt at
December 31, 2001, was $79.4 which matures as follows: $30.4 in 2002, $32.0 in
2003 and $17.0 in 2006. During July 2002, the Company made payments of $30.0 to
QAL to fund the Company's share of QAL's scheduled debt maturities. The
Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 - $103.0 per year over the past three years. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 2001, are as follows: years ending December 31, 2002 - $35.9; 2003 - $32.0; 2004 - $29.2;
2005 - $28.2; 2006 - $27.9; thereafter - $44.6. Pursuant to the Code, the
Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no decisions have been made as to which significant leases will be accepted or rejected (see Note 1). Rental expenses were $41.0, $42.5 and $41.4, for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has a long-term liability, net of estimated subleases income
(included in Long-term liabilities), with respect to an office building in which the Company has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The future minimum rentals receivable under subleases was $104.5 at December 31, 2001.

Environmental Contingencies. The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of claims under the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended by the Superfund Amendments
Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third party sites listed on the National Priorities List under CERCLA.

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the second quarter of 2001, the Company's ongoing assessment process resulted in the
Company recording an $8.0 charge to increase its environmental accrual (included in Other income (expense) - see Note 12). Additionally, the Company's environmental accruals were increased during the second quarter of 2001 by approximately $6.0 in connection with the purchase of certain property. At June
30, 2002, the balance of such accruals was $60.3 (of which $21.7 were included in Liabilities subject to compromise - see Note 1). As of December 31, 2001, the accruals were primarily included in Long-term liabilities. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately
$1.3 to $12.2 for the years 2002 through 2006 and an aggregate of approximately
$24.8 thereafter.

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

The following table presents the changes in the number of such claims pending for the six months ended June 30, 2002 (through the Filing Date) and the year ended December 31, 2001.

                                                      January 1, 2002       Year Ended
                                                          through          December  31,
                                                     February 12, 2002         2001
--------------------------------------------------  -------------------  -----------------
Number of claims at beginning of period                        112,800            110,800
Claims received                                                  5,300             34,000
Claims settled or dismissed                                     (6,100)           (32,000)
                                                    -------------------  -----------------

Number of claims at end of period                              112,000            112,800
                                                    ===================  =================

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

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2012). At June 30, 2002, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). As of December 31, 2001, this accrual of $621.3 was included in Other accrued liabilities ($130.0) and Long-term liabilities ($491.3). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2012 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2012, the Company expects that the plan of reorganization process may require an estimation of the
Company's entire asbestos-related liability, which may go beyond 2012, and that such costs could be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller
Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the
Company filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During
October 2001, the court ruled favorably on a number of issues, and during
February 2002, an intermediate appellate court also ruled favorably on an issue involving coverage. The rulings did not result in any changes to the Company's estimates of its current or future asbestos-related insurance recoveries. Other courts may hear additional issues from time to time. Moreover, the Company amended its lawsuit during the second quarter of 2002 to add additional insurers who have responsibility to respond for asbestos-related costs. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from such insurers is critical to a successful plan of reorganization and the Company's long-term liquidity.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                               June 30,        December  31,
                                                                 2002              2001
-------------------------------------------------------    ----------------  -----------------
Liability (current portion of $130.0 in 2001)              $         610.1   $          621.3
Receivable (included in Other assets)(1)                             494.1              501.2
                                                           ----------------  -----------------

                                                           $         116.0   $          120.1
                                                           ================  =================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims in excess of those accrued or that the amounts related to future asbestos-related claims will not exceed the
      Company's aggregate insurance coverage. As of June 30, 2002 and December
      31, 2001, $34.8 and $33.0, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                           Six Months Ended          Inception
                                                            June 30, 2002             To Date
                                                         --------------------   -------------------
Payments made, including related legal costs............ $              17.1    $            355.7
Insurance recoveries....................................                13.2                 234.8
                                                         --------------------   -------------------
                                                         $               3.9    $            120.9
                                                         ====================   ===================

During the pendency of the Cases, all asbestos litigation is stayed. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to the Filing Date.

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company recording charges of $45.8 and $53.3 (included in Other income (expense) - see Note 12) in the quarter and six-month periods ended June 30, 2001, for asbestos claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. Additional asbestos-related claims are likely to be filed against the Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims over a ten-year period. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall
Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

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

This matter is not currently stayed by the Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would only be paid upon or after the
Company's emergence from the Cases.

Dispute with MAXXAM. In March 2002, MAXXAM filed a declaratory action with the
Court asking the Court to find that it has no further obligations to the Debtors under certain tax allocation agreements. See Note 9 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2001 for additional information regarding the tax allocation agreements. MAXXAM asserts that the agreements are personal contracts and financial accommodations which cannot be assumed under the Code. At June 30, 2002, the Company had a receivable from MAXXAM of $35.0 (included in Other assets) outstanding under the tax allocation agreement in respect of various tax contingencies in an equal amount (reflected in Long-term liabilities). The Company believes that MAXXAM's position is without merit and that MAXXAM will be required to satisfy its obligations under the tax allocation agreements.

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

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred and is being recognized as income through December 31, 2003 (the period during which the underlying transactions to which the hedges related are expected to occur). The net gain consisted of:
gains of $30.2 for aluminum contracts, losses of $5.0 for Australian dollars and losses of $1.9 for energy contracts. As of June 30, 2002, the unamortized net gain was approximately $11.3.

During the first quarter of 2001, the Company recorded a mark-to-market benefit of $6.8 related to the application of Statement of Financial Accounting
Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging
Activities. However, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges began being recorded in other comprehensive income based on changes in SFAS No.
133 enacted in April 2001. Also during the first quarter of 2001, the Company recorded the cumulative impact of adopting SFAS No. 133 of $1.8 in comprehensive income.

During late 1999 and early 2000, the Company entered into certain aluminum contracts with a counterparty. While the Company believed that the transactions were consistent with its stated hedging objectives, these positions did not qualify for treatment as a "hedge" under accounting guidelines. Accordingly, the positions were marked-to-market each period. Mark-to-market pre-tax gains of
$3.1 and $11.6 associated with these positions during the quarter and six-month periods ended June 30, 2001, respectively, together with the $6.8 discussed in the paragraph above, were recorded in Other income (expense) (see Note 12).
During the fourth quarter of 2001, the Company liquidated all of the remaining positions.

As of June 30, 2002, the Company had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 2002 and 2003, respectively, at prices indexed to future prices of primary aluminum.

No hedging activities were conducted between the Filing Date and July 31, 2002.
The Company anticipates that, subject to prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. Court approval for such activities was received in July 2002.
However, no assurance can be given as to when or if such hedging activities will restart.

10.   TRUST FUNDS

In the first quarter of 2002, the Company paid an aggregate of $10.0 into two separate trusts funds in respect of (a) potential directors and officers liability obligations and (b) certain obligations attributable to certain management compensation agreements. These payments resulted in an approximate
$5.0 increase in Other assets and an approximate $5.0 charge to Corporate selling, administrative, research and development, and general expenses in the six-month period ended June 30, 2002.

11.   PENSION PLAN MATTERS

Settlement Charge. During the quarter and six-month periods ended June 30, 2002, the Company recorded non-cash charges of $2.9 and $9.3, respectively (included in Corporate selling, administrative, research and development, and general expense), for additional pension expense. The non-cash charges were recorded because the lump sum payments from the assets of the Company's salaried employee pension plan exceeded a stipulated level prescribed by GAAP. Accordingly, a partial "settlement," as defined by GAAP, was deemed to have occurred. Under
GAAP, if a partial "settlement" occurs, a charge must be recorded for a portion of any unrecognized net actuarial losses not reflected in the consolidated balance sheet. The portion of the total unrecognized actuarial losses of the plan ($75.0 at December 31, 2001) that must be recorded as a charge is the relative percentage of the total projected benefit obligation of the plan
($300.0 at December 31, 2001) settled by the lump sum payments ($11.0 and $36.0 for the quarter and six-month periods ended June 30, 2002). To the extent that additional retirements occur over the balance of 2002 and the salaried retirees exercise their lump sum payment option under the salaried employees pension plan, additional charges to earnings will occur. The amount of such charges could be significant.

Possible Year-End Financial Statement Item. The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement in the capital markets during the remainder of 2002, the
Company may be required to reflect a significant increase in its minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Such an increase in the minimum pension liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders'
equity (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002. However, such amount could be material. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2003 operating results
(assuming that no improvement occurs during the balance of 2002). The Company cannot currently estimate the possible impact of the 2002 decline in the capital markets on near-term future pension funding requirements. Pension funding requirements generally allow for such impacts to be spread over multiple years.
Increases in post-2002 pension funding requirements will occur, however, if the performance of the capital markets in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of any such increases could be material.

12.   OTHER NON-RECURRING ITEMS

Non-Recurring Operating Charges (Benefits), Net. The income (loss) impact associated with non-recurring operating charges (benefits), net for the quarter and six-month periods ended June 30, 2002 and 2001, was as follows (the business segment to which the items is applicable is indicated):

                                                               Quarter Ended              Six Months Ended
                                                                 June 30,                     June 30,
                                                       ----------------------------- ---------------------------
                                                                 2002           2001          2002          2001
                                                       --------------  ------------- -------------  ------------
Net gains (losses) on power sales (Primary Aluminum)
   (Note 4)                                            $         -     $       (5.5) $        -     $     222.7
Restructuring charges  -
   Bauxite & Alumina                                         (.3)          (2.0)         (1.9)         (2.0)
   Primary Aluminum                                             (1.7)           -            (1.7)           -
   Flat-Rolled Products                                         (3.9)           -            (3.9)           -
   Corporate                                                     -              (.5)          -             (.5)
Impairment charge associated with product lines
   exit - Flat-Rolled Products (Note 3)                         (1.6)           -            (1.6)           -
                                                       --------------  ------------- -------------  ------------
                                                       $        (7.5)  $       (8.0) $       (9.1)  $     220.2
                                                       ==============  ============= =============  ============

Restructuring charges in 2002 and 2001 resulted from initiatives designed to increase operating cash flow, generate cash from inventory reduction and improve the Company's financial flexibility. These initiatives resulted in restructuring charges totaling $5.6 for employee benefits and related costs for approximately
60 positions being eliminated in the Primary aluminum and Flat-rolled products business segments during the second quarter of 2002. As of June 30, 2002, approximately 45 of the positions had been eliminated. It is anticipated that the remaining job eliminations will occur by the end of 2002. Restructuring charges for the Bauxite & alumina business segment in 2002 and 2001 consisted of third party costs associated with cost reduction efforts.
Additional cash and non-cash charges may be required in the future as these initiatives continue. Such additional charges could be material.

Other Income (Expense). Amounts included in other income (expense), other than interest expense, for the quarter and six-month periods ended June 30, 2002 and
2001, included the following pre-tax gains (losses):

                                                              Quarter Ended               Six Months Ended
                                                                June 30,                      June 30,
                                                       ---------------------------   ---------------------------
                                                               2002           2001            2002          2001
                                                       ------------    -----------   -------------  ------------
Gain on sale of real estate                            $        -      $       -     $        4.0   $        -
Mark-to-market gains (losses) (Note 9)                          -             3.1             (.4)         18.4
Asbestos-related charge (Note 8)                                -           (45.8)            -           (53.3)
Adjustment to environmental liabilities (Note 8)                -            (8.0)            -            (8.0)
MetalSpectrum investment write-off                              -            (2.8)            -            (2.8)
                                                       ------------    -----------   -------------  ------------
Special items, net                                              -           (53.5)            3.6         (45.7)
All other, net                                                  .3            1.8            (1.1)          1.3
                                                       ------------    -----------   -------------  ------------
                                                       $        .3     $    (51.7)   $        2.5   $     (44.4)
                                                       ============    ===========   =============  ============

As previously disclosed, during the fourth quarter of 2001, the Company reflected an impairment charge of $17.7 to adjust the carrying value of certain equipment to its estimated fair value in connection with planned equipment sales by the Flat-rolled products segment as a result of the Company's decision to exit the lid and tab stock and brazing sheet product lines. In June 2002, with
Court approval, the Company sold the equipment for total proceeds of $15.8, which amount approximated its previously estimated fair value. As a result, the sale did not have a material impact on the Company's operating results for the quarter and six-month periods ended June 30, 2002.

During January 2002, the Company, in the ordinary course of business, sold certain non-operating property for total proceeds of approximately $4.5, resulting in a pre-tax gain of approximately $4.0.

In June 2001, the Company wrote-off its investment of $2.8 in MetalSpectrum LLC, a start-up, e-commerce entity in which the Company was a partner. During the second quarter of 2001, MetalSpectrum ceased operations.

13.   KEY EMPLOYEE RETENTION PROGRAM

In June 2002, the Company adopted a key employee retention program (the "KERP").
The KERP is subject to approval by the Court, which the Company expects to receive in the third quarter of 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan ("SERP") and a long-term incentive plan. The retention plan is expected to have a total cost of approximately $7.3 per year. Under the KERP, retention payments are to begin on September 30, 2002 and will be made each six months thereafter through March 31, 2004, except that 50% of the amounts payable to certain senior officers will be withheld until the Debtors emerge from the
Cases or as otherwise agreed pursuant to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provides for payments of up to an aggregate of approximately $1.2 to certain senior officers providing the Debtors emerge from the Cases in 30 months or less from the Filing Date. If the Debtors emerge from the Cases after 30 months from the Filing Date, the amount of the payments will be reduced accordingly. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP is approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made:
(a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. The Company has recorded charges of $1.8
(included in Selling, administrative, research and development, and general)
related to the KERP in the second quarter of 2002.

14.   INTERIM OPERATING SEGMENT INFORMATION

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

Financial information by operating segment for the quarter and six-month periods ended June 30, 2002 and 2001 is as follows:

                                                             Quarter Ended               Six Months Ended
                                                               June 30,                      June 30,
                                                     ----------------------------- -----------------------------
                                                              2002            2001          2002            2001
                                                     ----------------------------- -----------------------------
Net Sales:
   Bauxite and Alumina:
      Net sales to unaffiliated customers            $      114.9    $      132.7  $      228.5   $       270.3
      Intersegment sales                                      9.0             9.9          32.2            45.9
                                                     -------------   ------------- -------------  --------------
                                                            123.9           142.6         260.7           316.2
                                                     -------------   ------------- -------------  --------------
   Primary Aluminum:
      Net sales to unaffiliated customers                    64.3            96.1         135.3           199.1
      Intersegment sales                                       .7              .8           2.4             3.3
                                                     -------------   ------------- -------------  --------------
                                                             65.0            96.9         137.7           202.4
                                                     -------------   ------------- -------------  --------------
   Flat-Rolled Products                                      57.4            76.9         105.7           172.8
   Engineered Products                                      114.9           115.9         218.7           236.5
   Commodities Marketing(1)                                  10.5            (1.0)         21.5            (3.6)
   Minority Interests                                        24.3            26.2          47.2            52.0
   Eliminations                                              (9.7)          (10.7)        (34.6)          (49.2)
                                                     -------------   ------------- -------------  --------------
                                                     $      386.3    $      446.8  $      756.9   $       927.1
                                                     =============   ============= =============  ==============
Operating income (loss):
   Bauxite and Alumina                               $      (12.0)   $       (6.0) $      (15.2)  $       (12.8)
   Primary Aluminum                                          (6.8)            3.9         (10.0)            8.4
   Flat-Rolled Products                                      (6.9)            3.1         (16.8)            6.3
   Engineered Products                                        7.6             2.4          10.9             5.1
   Commodities Marketing                                      8.4            (7.0)         19.1            (9.0)
   Eliminations                                               2.4             1.7           2.9             5.5
   Corporate and Other (Notes 10, 11 and 13)                (21.9)          (17.7)        (55.2)          (35.8)
   Non-Recurring Operating (Charges) Benefits, Net
      (Note 12)                                              (7.5)           (8.0)         (9.1)          220.2
                                                     -------------   ------------- -------------  --------------
                                                     $      (36.7)   $      (27.6) $      (73.4)  $       187.9
                                                     =============   ============= =============  ==============
Depreciation and amortization:
   Bauxite and Alumina                               $        9.8    $        9.1  $       19.6   $        17.6
   Primary Aluminum                                           5.4             5.7          10.7            11.0
   Flat-Rolled Products                                       4.1             3.9           8.0             8.0
   Engineered Products                                        2.9             3.2           6.1             6.3
   Corporate and Other                                         .3              .3            .6              .6
                                                     -------------   ------------- -------------  --------------
                                                     $       22.5    $       22.2  $       45.0   $        43.5
                                                     =============   ============= =============  ==============

(1)   Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in 2001 represent net settlements with counterparties for maturing derivative positions.

15.   SUPPLEMENTAL GUARANTOR INFORMATION

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002

                                                         SUBSIDIARY          OTHER      ELIMINATING
                                            COMPANY      GUARANTORS      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -------------- ---------------  -------------- ------------- --------------
ASSETS
Current assets                          $       429.5  $         84.8   $       169.8  $        -    $       684.1
Investments in subsidiaries                   2,694.4           163.4             -        (2,857.8)           -
Intercompany advances receivable
   (payable)                                 (2,484.2)          818.5         1,665.7           -              -
Investments in and advances to
   unconsolidated affiliates                     18.5            26.7            24.0           -             69.2
Property and equipment, net                     749.7            22.7           401.4           -          1,173.8
Deferred income taxes                           (25.7)           (2.7)           28.4           -              -
Other assets                                    681.5              .3            22.5           -            704.3
                                        -------------- ---------------  -------------- ------------- --------------
                                        $     2,063.7  $      1,113.7   $     2,311.8  $   (2,857.8) $     2,631.4
                                        ============== ===============  ============== ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                     $         9.4  $        242.7   $       116.4  $        -    $       368.5
Other long-term liabilities                      54.9            17.2            30.2           -            102.3
Long-term debt                                   20.9            -               22.0           -             42.9
Liabilities subject to compromise             2,553.5            12.1             8.4           -          2,574.0
Minority interests                                -              -               18.9          99.8          118.7
Stockholders' equity                           (575.0)          841.7         2,115.9      (2,957.6)        (575.0)
                                        -------------- ---------------  -------------- ------------- --------------
                                        $     2,063.7  $      1,113.7   $     2,311.8  $   (2,857.8) $     2,631.4
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
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         280.8  $        109.6  $        212.2   $      (216.3) $       386.3
Costs and expenses:
   Operating costs and expenses                     319.5           114.2           198.1          (216.3)         415.5
   Non-recurring operating charges                    7.5            -               -                -              7.5
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                             (46.2)           (4.6)           14.1             -            (36.7)
Interest expense                                     (2.2)           -                (.3)            -             (2.5)
Reorganization items                                 (6.5)           -               -                -             (6.5)
Other income (expense), net                          16.9           (17.1)             .5             -               .3
(Provision) benefit for income taxes                  (.4)           (1.4)           (4.6)            -             (6.4)
Minority interests                                   -                1.4            -                -              1.4
Equity in loss of subsidiaries                      (12.0)           -               -               12.0            -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         (50.4) $        (21.7) $          9.7   $        12.0  $       (50.4)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         331.4  $        153.7  $        297.3   $      (335.6) $       446.8
Costs and expenses:
   Operating costs and expenses                     379.6           140.2           282.2          (335.6)         466.4
   Non-recurring operating items                      8.0            -               -                -              8.0
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                    (56.2)           13.5            15.1             -            (27.6)
Interest expense                                    (26.8)           -                (.3)            -            (27.1)
Other income (expense), net                         (54.5)            2.8            -                -            (51.7)
Benefit (provision) for income taxes                 53.6            (6.3)           (5.8)            -             41.5
Minority interests                                   -                1.3             (.5)            -               .8
Equity in income of subsidiaries                     19.8            -               -              (19.8)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         (64.1) $         11.3  $          8.5   $       (19.8) $       (64.1)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         571.1  $        214.1  $        455.1   $      (483.4) $       756.9
Costs and expenses:
   Operating costs and expenses                     655.2           221.1           428.3          (483.4)         821.2
   Non-recurring operating charges                    9.1            -               -                -              9.1
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                             (93.2)           (7.0)           26.8             -            (73.4)
Interest expense                                    (15.5)           -                (.5)            -            (16.0)
Reorganization items                                (16.1)           -               -                -            (16.1)
Other income (expense), net                          11.2           (10.1)            1.4             -              2.5
(Provision) benefit for income taxes                   .4            (5.0)           (9.8)            -            (14.4)
Minority interests                                   -                2.8              .1             -              2.9
Equity in loss of subsidiaries                       (1.3)           -               -                1.3            -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (114.5) $        (19.3) $         18.0   $         1.3  $      (114.5)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         721.6  $        293.5  $        564.7   $      (652.7) $       927.1
Costs and expenses:
   Operating costs and expenses                     806.6           267.5           538.0          (652.7)         959.4
   Non-recurring operating items                   (220.2)           -               -                -           (220.2)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                    135.2            26.0            26.7             -            187.9
Interest expense                                    (53.3)           -               (1.7)            -            (55.0)
Other income (expense), net                         (68.0)           21.7             1.9             -            (44.4)
Benefit (provision) for income taxes                 (5.4)          (18.6)          (10.5)            -            (34.5)
Minority interests                                   -                2.6             (.8)            -              1.8
Equity in income of subsidiaries                     47.3            -               -              (47.3)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $          55.8  $         31.7  $         15.6   $       (47.3) $        55.8
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $         (26.0) $         18.3  $          8.8   $         -    $         1.1
   Investing activities                              15.9             (.1)          (15.4)            -               .4
   Financing activities                              (7.5)           -               -                -             (7.5)
Intercompany activity                                 6.7           (17.6)           10.9             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net (decrease) increase in cash and
   cash equivalents during the period               (10.9)             .6             4.3             -             (6.0)
Cash and cash equivalents at
   beginning of period                              151.5            -                1.8             -            153.3
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of period                          $         140.6  $           .6  $          6.1   $         -    $       147.3
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $         169.4  $         33.9  $          3.9   $         -    $       207.2
   Investing activities                             (95.8)            (.4)           (9.7)            -           (105.9)
   Financing activities                             (37.0)           -              (22.1)            -            (59.1)
Intercompany activity                                 3.8           (33.5)           29.7             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net increase in cash and cash
   equivalents during the period                     40.4            -                1.8             -             42.2
Cash and cash equivalents at
   beginning of period                               22.4            -                1.0             -             23.4
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of period                          $          62.8  $         -     $          2.8   $         -    $        65.6
                                          ================ =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Income Taxes - The income tax provisions for the quarter and six-month periods ended June 30, 2002, relate to foreign income taxes. As a result of the Cases, the Company did not recognize income tax benefits for the losses incurred from domestic operations or any U.S. tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of the losses were offset by equal increases in valuation allowances. Consolidated income taxes for the quarter and six-month periods ended June 30, 2001 have been allocated based on the income (loss) before income taxes of the Company,
Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$11.8 and $2.6 for the quarters ended June 30, 2002 and 2001, respectively, and
$15.7 and $(12.3) for the six-month periods ended June 30, 2002 and 2001, respectively. Such amounts for the Subsidiary Guarantors totaled $(12.1) and
$(3.4) for the quarters ended June 30, 2002 and 2001, respectively, and $(16.2)
and $14.0 for the six-month periods ended June 30, 2002 and 2001, respectively.

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
Corporation (and its wholly owned subsidiary, Kaiser Finance Corporation) and ten other entities with limited balances or activities. Also, on February 12,
2002, Kaiser Aluminum Corporation ("Kaiser"), the Company's parent company, filed a petition for reorganization. None of the Company's non-U.S. affiliates were included in the Cases. The Cases are being jointly administered by the
Court with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

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

The Company's objective in the Cases is to achieve the highest possible recoveries for all creditors and stockholders and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or to achieve a successful reorganization.
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

The accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the financial information for the quarter and six-month periods ended June 30, 2002, contained herein do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may occur in connection with the Debtors' capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

RECENT EVENTS AND DEVELOPMENTS

Pacific Northwest Power Sales and Operating Level. During 2001, the Company kept its Northwest smelters curtailed and sold the remaining power available that it had under contract through September 2001. The Company has the right to purchase sufficient power from the Bonneville Power Administration ("BPA") to operate its
Trentwood facility, as well as approximately 40% of the capacity of its
Northwest aluminum smelting operations. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelting capacity in the near future. Operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the
Company is liable for certain severance, supplemental unemployment and early retirement benefits for the United Steelworkers of America ("USWA") workers at the curtailed smelters. A substantial portion of such costs has been accrued through early 2003. However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted. Such amounts could be material with a present value in the $50.0 to
$60.0 million range. However, most of such costs would be related to pension and post-retirement medical benefits and would likely be paid out over an extended period. Additionally, beginning October 2002, the Company could be liable for certain take-or-pay obligations under the BPA contract and such amounts could be significant. The Company estimates that, based on recent market prices for electricity, the monthly take-or-pay obligation beginning October 2002 would be in the range of up to $1.0 to $2.0 million. However, the actual amount of any such obligation will be dependent upon the then prevailing prices of electricity and any actions the Company may take with respect to the BPA contract. The
Company continues to evaluate its options for minimizing the near-term negative cash flow at its Mead and Tacoma facilities. The Company is also exploring how to optimize use of the facilities (which had a carrying value of approximately
$145.0 million at June 30, 2002) as a part of the ongoing assessment of the BPA contract and in connection with the development of a plan of reorganization. In addition, the Company will be conducting a review of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. This review is expected to be completed no later than the end of
2002. It is possible that the outcome of this review and the Company's ongoing work on developing a plan of reorganization could impact the Company's view of the recoverability of the carrying value of the facilities. See Note 4 of Notes to Interim Consolidated Financial Statements for additional information on the
Company's contract rights and obligations in respect of the BPA contract and additional detail regarding possible incremental liabilities with respect to the
USWA workers.

Valco Operating Level. During late 2000, the Company's 90%-owned Volta Aluminium
Company Limited ("Valco"), the Government of Ghana ("GoG") and the Volta River
Authority ("VRA") reached an agreement, subject to Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However, Parliamentary approval has not been received and, in March 2002, the GoG reduced Valco's power allocation forcing
Valco to curtail one of its four operating potlines. Valco has objected to the power curtailment and expects to seek remedies from the GoG. Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation. Valco currently expects to operate approximately three potlines during the remainder of 2002. However, no assurances can be provided that Valco will continue to receive sufficient power to operate three potlines for the balance of 2002 or thereafter.

Strategic Initiatives. The Company's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow;
pursuing divestitures of its non-core businesses; and strengthening its financial position by divesting of part or all of its interests in certain operating and non-operating assets.

During the first six months of 2002, the Company recorded charges of $7.5 million (see Note 12 of Notes to Interim Consolidated Financial Statements) in
connection with the program. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

Start-up Related Costs at Gramercy Facility. Initial production at the Company's
Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. Construction at the facility was substantially completed during the third quarter of 2001. During the first nine months of
2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. Since the end of
February 2002, the plant has, except for normal operating variations, generally operated at approximately 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During the quarter and six-month periods ended June 30, 2001, abnormal Gramercy-related start-up costs totaled approximately $22.0 million and $41.0 million, respectively. These incremental costs were offset by approximately $15.2 million of additional insurance benefit (recorded as a reduction of Bauxite and alumina business unit's cost of products sold) during the quarter ended June 30, 2001.
The abnormal costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During the first six months of 2002, since the plant was operating at near full capacity, the amount of start-up costs was substantially reduced compared to prior periods. Such costs were approximately
$3.0 million during the first quarter of 2002 and were substantially eliminated during the second quarter of 2002.

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

Possible Year-End Financial Statement Item. The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement in the capital markets during the remainder of 2002, the
Company may be required to reflect a significant increase in its minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Such an increase in the minimum pension liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders'
equity (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002. However, such amount could be material. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2003 operating results
(assuming that no improvement occurs during the balance of 2002). The Company cannot currently estimate the possible impact of the 2002 decline in the capital markets on near-term future pension funding requirements. Pension funding requirements generally allow for such impacts to be spread over multiple years.
Increases in post-2002 pension funding requirements will occur, however, if the performance of the capital markets in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of any such increases could be material.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six-month periods ended June 30, 2002 and 2001. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2001, for further information regarding segments.

Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                   Quarter Ended              Six Months Ended
                                                                     June 30,                     June 30,
                                                           ----------------------------  --------------------------
                                                                      2002         2001          2002          2001
                                                           ----------------------------  --------------------------

Shipments: (000 tons)
     Alumina
       Third Party                                                  648.4        664.9       1,273.6       1,328.9
       Intersegment                                                  51.4         51.9         186.3         234.8
                                                           --------------- ------------  ------------  ------------
           Total Alumina                                            699.8        716.8       1,459.9       1,563.7
                                                           --------------- ------------  ------------  ------------
     Primary Aluminum
       Third Party                                                   44.7         62.8          96.0         126.7
       Intersegment                                                    .5           .5           1.6           2.0
                                                           --------------- ------------  ------------  ------------
           Total Primary Aluminum                                    45.2         63.3          97.6         128.7
                                                           --------------- ------------  ------------  ------------
     Flat-Rolled Products                                            15.1         17.8          27.6          42.8
                                                           --------------- ------------  ------------  ------------
     Engineered Products                                             33.2         31.3          62.5          64.2
                                                           --------------- ------------  ------------  ------------
Average Realized Third Party Sales Price:
     Alumina (per ton)                                     $          167  $       190   $       168   $       192
     Primary Aluminum (per pound)                          $          .65  $       .69   $       .64   $       .71
Net Sales:
     Bauxite and Alumina
       Third Party (includes net sales of bauxite)         $        114.9  $     132.7   $     228.5   $     270.3
       Intersegment                                                   9.0          9.9          32.2          45.9
                                                           --------------- ------------  ------------  ------------
           Total Bauxite and Alumina                                123.9        142.6         260.7         316.2
                                                           --------------- ------------  ------------  ------------
     Primary Aluminum
       Third Party                                                   64.3         96.1         135.3         199.1
       Intersegment                                                    .7           .8           2.4           3.3
                                                           --------------- ------------  ------------  ------------
           Total Primary Aluminum                                    65.0         96.9         137.7         202.4
                                                           --------------- ------------  ------------  ------------
     Flat-Rolled Products                                            57.4         76.9         105.7         172.8
     Engineered Products                                            114.9        115.9         218.7         236.5
     Commodities Marketing(1)                                        10.5         (1.0)         21.5          (3.6)
     Minority Interests                                              24.3         26.2          47.2          52.0
     Eliminations                                                    (9.7)       (10.7)        (34.6)        (49.2)
                                                           --------------- ------------  ------------  ------------
           Total Net Sales                                 $        386.3  $     446.8   $     756.9   $     927.1
                                                           =============== ============  ============  ============

Operating Income (Loss):
     Bauxite and Alumina                                   $        (12.0) $      (6.0)  $     (15.2)  $     (12.8)
     Primary Aluminum                                                (6.8)         3.9         (10.0)          8.4
     Flat-Rolled Products                                            (6.9)         3.1         (16.8)          6.3
     Engineered Products                                              7.6          2.4          10.9           5.1
     Commodities Marketing                                            8.4         (7.0)         19.1          (9.0)
     Eliminations                                                     2.4          1.7           2.9           5.5
     Corporate and Other (Notes 10, 11 and 13)                      (21.9)       (17.7)        (55.2)        (35.8)
     Non-Recurring Operating (Charges) Benefits, Net
       (Note 12)                                                     (7.5)        (8.0)         (9.1)        220.2
                                                           --------------- ------------  ------------  ------------
           Total Operating Income (Loss)                   $        (36.7) $     (27.6)  $     (73.4)  $     187.9
                                                           =============== ============  ============  ============
Net Income (Loss)                                          $        (50.4) $     (64.1)  $    (114.5)  $      55.8
                                                           =============== ============  ============  ============
Capital Expenditures                                       $         10.4  $      42.8   $      19.9   $      86.8
                                                           =============== ============  ============  ============

(1)  Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in
     2001 represent net settlements with counterparties for maturing derivative positions.

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

During the six months ended June 30, 2001, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum was $.73 per pound. During the six months ended June 30, 2002, the average AMT price was $.66 per pound. The average AMT price for primary aluminum for the week ended July
26, 2002 was $.64 per pound.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO QUARTER AND SIX MONTHS
ENDED JUNE 30, 2001

SUMMARY
The Company reported a net loss of $50.4 million for the quarter ended June 30,
2002, compared to a net loss of $64.1 million for the same period of 2001. For the six months ended June 30, 2002, the Company reported a net loss of $114.5 million compared to net income of $55.8 million for the same period in 2001.

Net sales in the second quarter of 2002 totaled $386.3 million compared to
$446.8 million in the second quarter of 2001. Net sales for the six-month period ended June 30, 2002, totaled $756.9 million compared to $927.1 million for the six-month period ended June 30, 2001.

Bauxite and Alumina. Third party net sales of alumina for the quarter ended June
30, 2002, decreased 13% as compared to the same period in 2001, due to a 13%
decrease in third party average realized prices and a 2% decrease in third party shipments. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third party alumina sales contracts are linked. The decrease in quarter-over-quarter shipments resulted primarily from the sale of an approximately 8.3% interest in Queensland Alumina
Limited in the third quarter of 2001 and the timing of shipments.

Intersegment net sales of alumina for the quarter ended June 30, 2002 decreased
9% as compared to the same period in 2001 primarily due to an 8% decrease in intersegment average realized prices. The decrease in the intersegment average realized prices is the result of a decrease in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

For the six-month period ended June 30, 2002, third party net sales of alumina were 15% lower than the comparable period in 2001 as the result of 13% decrease in third party average realized prices and a 4% decrease in third party shipments. The decrease in average realized prices and third party shipments during the first six months of 2002 as compared to 2001 was attributable to the same volume and price factors discussed above.

Intersegment net sales for the six-month period ended June 30, 2002, decreased
30% as compared to the same period in 2001 as the result of a 21% decrease in the intersegment shipments and an 11% decrease in intersegment average realized prices. The decrease in shipments was due to reduced shipments to the Primary alumina business unit primarily due to timing and deferral of a shipment in the first quarter of 2002 caused by Valco's curtailment of one of its operating potlines in March 2002 (see "Recent Events and Developments - Valco Operating
Level" above). The decrease in intersegment average realized prices was attributable to the same price factor discussed above.

Segment operating results (excluding non-recurring items) for the quarter and six-month periods ended June 30, 2002 were worse than the comparable periods in
2001 primarily due to the decreases in the average realized prices discussed above and adverse cost performance during the second quarter of 2002. The adverse cost performance primarily resulted from higher than normal maintenance and turnaround work at the 65%-owned Alumina Partners of Jamaica ("Alpart")
refinery, higher fuel oil costs at Alpart than those experienced in 2001 and
$2.0 million of incremental cost at the Gramercy facility that was not start-up related. These decreases were offset in part by the decreases in abnormal
Gramercy related net start-up costs (see "Recent Events and Developments -
Start-up Related Costs at Gramercy Facility" above).

Segment operating results for the quarter and six-month periods ended June 30,
2002, discussed above, exclude non-recurring costs of $.3 million and $1.9 million, respectively, incurred in connection with cost reduction initiatives.
Segment operating results for the quarter and six-month periods ended June 30,
2001, exclude non-recurring costs of $2.0 million also incurred in connection with cost reduction initiatives.

Primary Aluminum. Third party net sales of primary aluminum decreased 33% for the second quarter of 2002 as compared to the same period in 2001 as a result of a 29% decrease in third party shipments and a 6% decrease in third party average realized prices. The decrease in shipments was primarily due to the curtailment of one of Valco's operating potlines in March 2002 and the curtailment of the rod operations at the Tacoma facility in the second quarter of 2001. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

For the six-month period ended June 30, 2002, third party sales of primary aluminum decreased approximately 32% from the comparable period in 2001, reflecting a 24% decrease in third party shipments and a 10% decrease in third party average realized prices. The decreases in year-to-date 2002 shipments and prices compared to 2001 were attributable to the same factors described above.

Since the beginning of 2001, the Northwest smelters have been completely curtailed and are expected to remain curtailed at least through early 2003. As a result, intersegment net sales of primary aluminum for both the quarter and six-month periods ended June 30, 2002 and 2001 have been minimal. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

Segment operating results (before non-recurring items) for the quarter and six-month periods ended June 30, 2002, were worse than the comparable periods in
2001. The primary reasons for the decreases were the decreases in the average realized prices and net shipments discussed above. Segment operating income for the quarter and six-month periods ended June 30, 2002, discussed above, excludes non-recurring costs of $1.7 million incurred in connection with cost reduction initiatives. Segment operating income for the quarter and six-month periods ended June 30, 2001, excludes non-recurring net power sales gains (losses) of
$(5.5) million and $228.2 million, respectively.

Flat-Rolled Products. Net sales of flat-rolled products decreased 25% during the second quarter of 2002 as compared to 2001 primarily due to a 15% decrease in product shipments and a 12% decrease in realized prices. Current period shipments were adversely affected primarily by a continuation of soft aerospace products demand. Also, current period can lid and tab stock shipments were adversely affected by the planned product line exit. The decrease in average realized prices was due to a decrease in metal prices and the impact of weaker demand.

For the six-month period ended June 30, 2002, net sales of flat-rolled products decreased by approximately 39% as compared to the same period in 2001 as the result of a 36% decrease in shipments and a 5% decrease in realized prices. The decline in year-to-date 2002 shipments and prices were attributable to the same factors described above.

Segment operating results (before non-recurring items) for the quarter and six-month periods ended June 30, 2002, were worse than the comparable periods in
2001 primarily due to the decrease in shipments and product prices discussed above. Partially offsetting these adverse impacts were reductions in overhead and other costs as a result of cost cutting initiatives. Segment operating income for the quarter and six-month periods ended June 30, 2002, excludes a
$1.6 million non-cash LIFO inventory charge and non-recurring costs of $3.9 million incurred in connection with cost reduction initiatives both in the second quarter of 2002.

Engineered Products. Net sales of engineered products decreased modestly during the second quarter 2002 as compared to 2001, as a 7% decrease in average realized prices was substantially offset by a 6% increase in product shipments.
The decrease in average realized prices was primarily due to a decrease in metal prices. The increase in product shipments was the result of increased ground transportation and electrical markets' shipments due to increased market demand offset in part by reduced general aviation market shipments.

For the six-month period ended June 30, 2002, net sales of engineered products decreased by approximately 8% from the comparable period in 2001 due to a 5%
decrease in average realized prices and a 3% decrease in product shipments. The decrease in sales prices was attributable to the same factor listed above. The decrease in product shipments was due to reduced general engineering and general aviation markets' shipments due to a weak market demand offset by increased ground transportation and electrical markets' shipments.

The improvements in segment operating results for the quarter and six-month periods ended June 30, 2002, as compared to the comparable periods in 2001 were primarily attributable to a reduction in energy and overhead costs. Operating results for the six-month period ended June 30, 2002, were offset in part by the price and volume factors described above.

Commodities Marketing. In 2002, net sales for this segment primarily represents recognition of deferred gains from hedges closed prior to the commencement of the Cases. See Note 9 of Notes to Interim Consolidated Financial Statements.
Gains or losses associated with these liquidated positions have been deferred in
Other comprehensive income and are being recognized as income and costs over the original hedging periods as the underlying purchases/sales occur. In 2001, net sales for this segment represented net settlements with third party brokers for maturing derivative positions.

Segment operating income for the quarter and six-month periods ended June 30,
2002, increased compared to the comparable periods in 2001 due to the higher prices implicit in the liquidation of the positions in January 2002 versus the prevailing market prices during the quarter and six-month periods ended June 30,
2001.

No hedging activities were conducted between the Filing Date and July 31, 2002.
The Company anticipates that, subject to prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. Court approval for such activities was received in July 2002.
However, no assurance can be given as to when or if such hedging activities will restart.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses (excluding non-recurring items) in the quarter and six-month periods ended June 30, 2002, as compared to the comparable periods in 2001 was due largely to higher medical and pension cost accruals for active and retired employees and non-cash pension charges of
$2.9 million and $9.3 million (see Note 11 of Notes to Interim Consolidated
Financial Statements), charges of $1.8 million in the second quarter of 2002 related to the Company's key employee retention program (see Note 13 of Notes to
Interim Consolidated Financial Statements) and payments in January 2002 of approximately $5.0 million to a trust in respect of certain management compensation agreements (see Note 10 of Notes to Interim Consolidated Financial
Statements).

Corporate operating results for the quarter and six-month periods ended June 30,
2001, discussed above, exclude non-recurring costs of $.5 million incurred in connection with the Company's cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the
Filing Date are stayed while the Debtors continue business operations as debtors-in-possession, subject to the control and supervision of the Court. See
Note 1 of Notes to Interim Consolidated Financial Statements for additional discussion of the Cases. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors.

Operating Activities. At June 30, 2002, the Company had working capital of
$315.6 million, compared with a negative working capital of $37.7 million at
December 31, 2001. In addition to normal operating changes, the increase in working capital primarily resulted from the reclassification of pre-petition liabilities to be resolved in connection with the Cases (i.e. accounts payable, accrued interest, other accrued liabilities and current portion of long-term debt) to Liabilities subject to compromise.

Investing Activities. Capital expenditures during the six-month period ended
June 30, 2002, were $19.9 million. The 2002 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's facilities. Total consolidated capital expenditures are expected to be between
$40.0 and $75.0 million per annum in each of 2002 and 2003 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures).

Financing Activities and Liquidity. On February 12, 2002, the Company and Kaiser
entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility"). The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12,
2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company is able to borrow amounts by means of revolving credit advances and have issued for its benefit letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of
$300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by Kaiser, the Debtor subsidiaries and two non-Debtor subsidiaries, Kaiser Jamaica
Corporation and Alpart Jamaica Inc. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The
Court signed a final order approving the DIP Facility on March 19, 2002.

The Company believes that the ruling by the NLRB administrative law judge (see
Note 8 of Notes to Interim Consolidated Financial Statements) should not have an adverse impact on the DIP Facility or availability thereunder because any liability arising from this ruling would be a pre-petition contingent liability and, to the extent that back pay or related amounts are ultimately awarded, such liability would be satisfied in accordance with a plan of reorganization and likely would not be paid during the term of the DIP Facility. While access to the DIP Facility is important to the Company's continuing operations, in the short-term, the Company believes its existing cash resources (approximately
$115.9 million as of July 31, 2002) should be more than adequate to meet its near-term liquidity requirements until any uncertainties with respect to the DIP are resolved. However, no assurance can be given in this regard.

The Company believes that the cash and cash equivalents, cash flows from operations and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its required obligations during the pendency of the Cases. At July 31, 2002, cash and cash equivalents were approximately $115.9 million, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were approximately
$37.1 million. The change in cash and cash equivalents from June 30, 2002 to
July 31, 2002 was primarily due to $30.0 million in payments to QAL in July 2002 to fund the Company's share of QAL's scheduled debt maturities. As of July 31,
2002, $204.6 million (of which $87.9 million could be used for additional letters of credit) was available to the Company under the DIP Facility.

In accordance with the Code and the DIP Facility, the Company is not permitted to pay any dividends or purchase any of its common or preference stock.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are both very important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspects of its financial statements should be studied and understood in assessing its current
(and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include-

1.   The fact that the consolidated financial statements as of (and for the year ending) December 31, 2001 have been prepared on a "going concern" basis and do not include possible impacts arising in respect of the Cases. See Note 2 of Notes to Interim Consolidated Financial Statements.

2.   The Company's judgments and estimates with respect to commitments and contingencies; in particular: (a) future environmental costs, (b) future asbestos related costs and obligations as well as estimated insurance recoveries; and (c) possible liability in respect of claims of ULPs which were not resolved as a part of the Company's September 2000 labor settlement. See Note 8 of Notes to Interim Consolidated Financial
     Statements.

3.   The Company's judgments and estimates in respect of ongoing and future costs and obligations associated with its smelter curtailments in the State of Washington and any related impacts on the Company's ability to realize recorded asset values in the ordinary course. See Note 4 of Notes to
     Interim Consolidated Financial Statements.

4.   The Company's judgments and estimates in respect of its employee benefit plans. See Note 10 of Notes to Consolidated Financial Statements in the
     Company's Form 10-K for the year ended December 31, 2001.

5.   The accounting methodologies employed by the Company in respect of non-recurring items and the impacts of the Gramercy incident. See Note 12 of Notes to Interim Consolidated Financial Statements and Notes 3 and 6 of
     Notes to Consolidated Financial Statements in the Company's Form 10-K for
     the year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 9 of Notes to Interim Consolidated Financial
Statements, the Company utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information regarding the Cases included in Note 1 of Notes to Interim
Consolidated Financial Statements and the information regarding ULP allegations included in Note 8 of Notes to Interim Consolidated Financial Statements is
incorporated herein by reference. For information concerning material legal proceedings with respect to the Company, reference is made to Part I, Item 3.
"LEGAL PROCEEDINGS" in the Company's Form 10-K for the year ended December 31,
2001, and Part II, Item 1. "LEGAL PROCEEDINGS" - Labor Matters in the Company's
Form 10-Q for the period ended March 31, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          As disclosed in the Company's Form 10-Q for the quarter ended March
          31, 2002, the Company reported in a Current Report on Form 8-K filed on April 30, 2002, that it had dismissed Arthur Andersen LLP and had engaged Deloitte & Touche LLP as its independent public accountant and reported in a Current Report on Form 8-K filed on May 15, 2002 that it had received an unfavorable ruling in respect to certain unfair labor practice claims.

          No other Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

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

Dated:   August 13, 2002