Form 10-Q
period 2002-09-30
KAISER ALUMINUM & CHEMICAL CORP
filed 2002-11-12
CIK 54291

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                          Commission file number 1-3605

                     KAISER ALUMINUM & CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of incorporation)

                                   94-0928288
                      (I.R.S. Employer Identification No.)

             5847 SAN FELIPE, SUITE 2500, HOUSTON, TEXAS 77057-3268
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
Yes /X/        No  / /

     At October 31, 2002, the registrant had 46,171,365 shares of Common Stock outstanding.

                  DIFFERENT SUITE NUMBER AT SAME STREET ADDRESS
                                (Former address)
--------------------------------------------------------------------------------

         KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (Debtor-in-Possession)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                   September 30,       December 31,
                                                                                            2002               2001
                                                                                ----------------    ---------------
                                     ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $          93.9     $        153.3
   Receivables:
      Trade, less allowance for doubtful receivables of $11.3 and $7.0,
        respectively                                                                      117.3              124.1
      Other                                                                                52.7               88.8
   Inventories                                                                            298.9              313.3
   Prepaid expenses and other current assets                                               38.1               86.2
                                                                                ----------------    ---------------
      Total current assets                                                                600.9              765.7

Investments in and advances to unconsolidated affiliates                                   68.7               63.0
Property, plant, and equipment - net                                                    1,160.7            1,215.4
Other assets                                                                              677.9              706.1
                                                                                ----------------    ---------------

      Total                                                                     $       2,508.2     $      2,750.2
                                                                                ================    ===============
                       LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities not subject to compromise - Current liabilities:
   Accounts payable                                                             $         133.8     $        167.4
   Accrued interest                                                                         2.5               35.4
   Accrued salaries, wages, and related expenses                                           58.5               88.9
   Accrued postretirement medical benefit obligation - current portion                     54.0               62.0
   Other accrued liabilities                                                               40.4              222.0
   Payable to affiliates                                                                   33.3               54.2
   Long-term debt - current portion                                                          .9              173.5
                                                                                ----------------    ---------------
      Total current liabilities                                                           323.4              803.4

Long-term liabilities                                                                      95.0              920.0
Accrued postretirement medical benefit obligation                                          -                 642.2
Long-term debt                                                                             42.8              700.8
                                                                                ----------------    ---------------
                                                                                          461.2            3,066.4

Liabilities subject to compromise                                                       2,592.3               -

Minority interests                                                                        119.2              117.8
Commitments and contingencies
Stockholders' equity:
   Preference stock                                                                          .7                 .7
   Common stock                                                                            15.4               15.4
   Additional capital                                                                   2,454.7            2,437.6
   Accumulated deficit                                                                   (843.0)            (645.2)
   Accumulated other comprehensive income (loss)                                         (100.6)             (67.3)
   Less:  Note receivable from parent                                                  (2,191.7)          (2,175.2)
                                                                                ----------------    ---------------
      Total stockholders' equity                                                         (664.5)            (434.0)
                                                                                ----------------    ---------------
        Total                                                                   $       2,508.2     $      2,750.2
                                                                                ================    ===============
   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                       Quarter Ended           Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------   ----------------------
                                                                         2002        2001          2002       2001
                                                                  -----------------------   ----------------------

Net sales                                                         $    348.0  $    430.3    $  1,104.9  $ 1,357.4
                                                                  -----------------------   ----------------------

Costs and expenses:
   Cost of products sold                                               338.7       397.3       1,044.4    1,260.6
   Depreciation and amortization                                        22.6        23.1          67.6       66.6
   Selling, administrative, research and development, and general       27.0        24.5          97.5       77.1
   Non-recurring operating charges (benefits), net                      25.3        21.3          34.4     (198.9)
                                                                  -----------------------   ----------------------
        Total costs and expenses                                       413.6       466.2       1,243.9    1,205.4
                                                                  -----------------------   ----------------------

Operating income (loss)                                                (65.6)      (35.9)       (139.0)     152.0

Other income (expense):
   Interest expense (excluding unrecorded contractual interest
      expense of $23.8 and $60.3 in 2002)                               (2.2)      (27.2)        (18.2)     (82.2)
   Reorganization items                                                 (8.5)         -          (24.6)         -
   Gain on sale of interest in QAL                                        -        163.6            -       163.6
   Other - net                                                          (1.4)       16.3           1.1      (28.1)
                                                                  -----------------------   ----------------------

Income (loss) before income taxes and minority interests               (77.7)      116.8        (180.7)     205.3

Provision for income taxes                                              (7.0)      (49.4)        (21.4)     (83.9)

Minority interests                                                       1.4         1.2           4.3        3.0
                                                                  -----------------------   ----------------------

Net income (loss)                                                 $    (83.3) $     68.6    $   (197.8) $   124.4
                                                                  =======================   ======================

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                  For the Nine Months Ended September 30, 2002

                                                                                     Accumulated        Note
                                                                             Accu-         Other  Receivable
                                      Preference     Common  Additional    mulated Comprehensive        From
                                           Stock      Stock     Capital    Deficit Income (Loss)      Parent     Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001            $      .7  $    15.4  $  2,437.6  $  (645.2) $      (67.3) $ (2,175.2) $ (434.0)
   Net loss                                   -          -          -      (197.8)          -            -     (197.8)
   Unrealized net decrease in value
      of derivative instruments
      arising during the period prior
      to settlement                           -          -          -           -         (12.1)         -      (12.1)
   Less reclassification adjustment
      for net realized gains on
      derivative instruments included
      in net income (including net
      realized gains of $6.3 for the
      quarter ended September 30,
      2002)                                   -          -          -           -         (21.2)         -      (21.2)
                                                                                                             ---------
   Comprehensive income                       -          -          -           -           -            -     (231.1)
   Interest on note receivable from
      parent                                  -          -        16.5          -           -         (16.5)        -
   Contributions for LTIP shares              -          -          .6          -           -            -         .6
                                      ---------- ---------- ----------- ---------- ------------- ----------- ---------

BALANCE, September 30, 2002           $      .7  $    15.4  $  2,454.7  $  (843.0) $     (100.6) $ (2,191.7) $ (664.5)
                                      ========== ========== =========== ========== ============= =========== =========

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
      unrealized net gain of $.3,
      net of tax, for the quarter
      ended September 30, 2001)               -          -          -           -          28.8          -       28.8
   Less reclassification adjustment
      for net realized gains on
      derivative instruments included
      in net income, net of income tax
      provision of $1.0 (including
      realized net gain of $.3,
      net of tax, for the quarter
      ended September 30, 2001)               -          -          -           -          (3.0)         -       (3.0)
                                                                                                             ---------
   Comprehensive income                       -          -          -           -           -            -      152.0
   Interest on note receivable from
      parent                                  -          -       100.9          -           -        (100.9)        -
   Contributions for LTIP shares              -          -         1.1          -           -            -        1.1
   Dividends                                  -          -          -         (.1)          -            -        (.1)
                                      ---------- ---------- ----------- ---------- ------------- ----------- ---------

BALANCE, September 30, 2001           $      .7  $    15.4  $  2,402.8  $   (63.8) $       25.8  $ (2,140.9) $  240.0
                                      ========== ========== =========== ========== ============= =========== =========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 -----------------------
                                                                                                       2002         2001
                                                                                                 -----------------------
Cash flows from operating activities:
   Net income (loss)                                                                             $  (197.8)   $   124.4
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $2.7 and $4.3)             70.3         70.9
      Non-cash charges for reorganization items, non-recurring operating items and other              37.2          20.7
      Gains - sale of real estate (2002); sale of QAL interest and real estate (2001)                 (4.0)      (169.3)
      Equity in (earnings) loss of unconsolidated affiliates, net of distributions                    (6.7)         5.4
      Minority interests                                                                              (4.3)        (3.0)
      Decrease in trade and other receivables                                                         43.0        135.6
      Decrease in inventories, excluding LIFO adjustments and non-recurring items                      8.3         50.2
      Decrease (increase) in prepaid expenses and other current assets                                42.4         10.1
      Increase (decrease) in accounts payable (associated with operating activities)
        and accrued interest                                                                          31.3        (56.1)
      Decrease (increase) in other accrued liabilities                                               (36.4)        (7.6)
      Decrease in payable to affiliates                                                              (20.3)        (2.0)
      (Decrease) increase in accrued and deferred income taxes                                       (11.2)        41.3
      Net cash impact of changes in long-term assets and liabilities                                  14.5         18.7
      Other                                                                                           (9.2)         6.4
                                                                                                 -----------------------
        Net cash provided by operating activities                                                    (42.9)       245.7
                                                                                                 -----------------------

Cash flows from investing activities:
   Capital expenditures (including $70.6 related to Gramercy facility in 2001)                       (29.2)      (120.1)
   Decrease in accounts payable - Gramercy-related capital expenditures                                  -        (29.9)
   Net proceeds from disposition:  equipment and other (2002);
      QAL interest and real estate (2001)                                                             20.8        170.1
                                                                                                 -----------------------
        Net cash provided by investing activities                                                     (8.4)        20.1
                                                                                                 -----------------------

Cash flows from financing activities:
   Incurrence of financing costs                                                                      (8.1)           -
   Repayments under revolving credit facility, net                                                       -        (30.4)
   Repayments of long-term debt                                                                          -        (41.2)
   Redemption of minority interests' preference stock                                                    -         (5.5)
                                                                                                 -----------------------
        Net cash used by financing activities                                                         (8.1)       (77.1)
                                                                                                 -----------------------

Net (decrease) increase in cash and cash equivalents during the period                               (59.4)       188.7
Cash and cash equivalents at beginning of period                                                     153.3         23.4
                                                                                                 -----------------------
Cash and cash equivalents at end of period                                                       $    93.9    $   212.1
                                                                                                 =======================

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $.9 and $3.3                                    $     4.4    $    91.1
   Income taxes paid                                                                                  31.3         41.6

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         (In millions of dollars, except prices and per share amounts)

1.    REORGANIZATION PROCEEDINGS

General. On February 12, 2002, Kaiser Aluminum & Chemical Corporation (the
"Company"), its parent company, Kaiser Aluminum Corporation ("Kaiser") and 13 of its wholly owned subsidiaries filed separate voluntary petitions in the United
States Bankruptcy Court for the District of Delaware (the "Court") for
reorganization under Chapter 11 of the United States Bankruptcy Code (the
"Code"). On March 15, 2002, two additional wholly owned subsidiaries of the
Company filed petitions. The Company and its 15 subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter
11 proceedings of these entities are collectively referred to herein as the
"Cases." For purposes of these financial statements, the term "Filing Date"
shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. The wholly owned subsidiaries of the Company included in the
Cases are: Kaiser Bellwood Corporation, Kaiser Aluminium International, Inc.,
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

The necessity for filing the Cases was attributable to the liquidity and cash flow problems of the Company arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11,
2001. In addition, the Company had become increasingly burdened by asbestos litigation (see Note 8) and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

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

Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims may be asserted, some of which may be significant.

On October 29, 2002, the Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) must file their claims. Any holder of a claim that is required to file a claim by such date and does not do so may be barred from asserting such claim against any of the Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the January
31, 2003 bar date has not yet occurred, no provision has been included in the accompanying financial statements for claims that may be filed. The January 31,
2003 bar date does not apply to asbestos-related personal injury claims, for which the Debtors reserve the right to establish a separate bar date at a later time. A separate bar date of June 30, 2003 has been set for certain hearing loss claims.

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

As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. The Court has subsequently approved an extension of the exclusivity period through December
12, 2002. The Company intends to ask the Court for a further extension of the exclusivity period to April 30, 2003. Extensions of this nature are believed to be routine in complex cases such as the Debtors' Cases. However, no assurance can be given that such extension, or any future extension requests, will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s)
of reorganization for the Debtors.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Current assets                                        $         433.6    $        167.3   $          -       $       600.9
Investments in subsidiaries and affiliates                    1,402.1              33.4          (1,366.8)            68.7
Intercompany receivables (payables)                            (977.0)            977.0              -                 -
Property and equipment, net                                     765.9             394.8              -             1,160.7
Deferred income taxes                                           (65.5)             65.5              -                 -
Other assets                                                    668.3               9.6              -               677.9
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,227.4    $      1,647.6   $      (1,366.8)   $     2,508.2
                                                      ================   ===============  ================   ==============

Liabilities not subject to compromise -
      Current liabilities                             $         225.9    $        109.3   $         (11.8)   $       323.4
      Other long-term liabilities                                52.9              42.1              -                95.0
      Long-term debt                                             20.8              22.0              -                42.8
Liabilities subject to compromise                             2,592.3              -                 -             2,592.3
Minority interests                                               -                100.4              18.8            119.2
Stockholders' equity                                           (664.5)          1,373.8          (1,373.8)          (664.5)
                                                      ----------------   ---------------  ----------------   --------------
                                                      $       2,227.4    $      1,647.6   $      (1,366.8)   $     2,508.2
                                                      ================   ===============  ================   ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net sales                                             $         309.5    $        125.5   $         (87.0)   $       348.0
Costs and expenses                                              377.9             122.7             (87.0)           413.6
                                                      ----------------   ---------------  ----------------   --------------
Operating income (loss)                                         (68.4)              2.8              -               (65.6)
Interest expense                                                 (2.0)              (.2)             -                (2.2)
Reorganization items                                             (8.5)             -                 -                (8.5)
Other income (expense), net                                       (.9)              (.5)             -                (1.4)
Provision for income tax                                         (2.3)             (4.7)             -                (7.0)
Minority interests                                               -                  1.4              -                 1.4
Equity in income of subsidiaries                                 (1.2)             -                  1.2              -
                                                      ----------------   ---------------  ----------------   --------------
Net income (loss)                                     $         (83.3)   $         (1.2)  $           1.2    $       (83.3)
                                                      ================   ===============  ================   ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net sales                                             $         996.2    $        387.1   $        (278.4)   $     1,104.9
Costs and expenses                                            1,143.4             378.9            (278.4)         1,243.9
                                                      ----------------   ---------------  ----------------   --------------
Operating income (loss)                                        (147.2)              8.2              -              (139.0)
Interest expense                                                (17.2)             (1.0)             -               (18.2)
Reorganization items                                            (24.6)             -                 -               (24.6)
Other income (expense), net                                       2.1              (1.0)             -                 1.1
Provision for income tax                                         (6.0)            (15.4)             -               (21.4)
Minority interests                                               -                  4.3              -                 4.3
Equity in income of subsidiaries                                 (4.9)             -                  4.9              -
                                                      ----------------   ---------------  ----------------   --------------
Net income (loss)                                     $        (197.8)   $         (4.9)  $           4.9    $      (197.8)
                                                      ================   ===============  ================   ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                           Consolidation/
                                                                                             Elimination
                                                           Debtors         Non-Debtors         Entries        Consolidated
                                                      ----------------   ---------------  ----------------   --------------

Net cash provided (used) by:
      Operating activities                            $         (67.2)   $         24.3   $          -       $       (42.9)
      Investing activities                                       15.1             (23.5)             -                (8.4)
      Financing activities                                       (8.1)             -                 -                (8.1)
                                                      ----------------   ---------------  ----------------   --------------
Net (decrease) increase in cash and cash equivalents
      during the period                                         (60.2)               .8              -               (59.4)
Cash and cash equivalents at beginning of period                151.6               1.7              -               153.3
                                                      ----------------   ---------------  ----------------   --------------
Cash and cash equivalents at end of period            $          91.4    $          2.5   $          -       $        93.9
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
During October 2002, the Company announced that it intended to meet with the
Pension Benefit Guaranty Corporation ("PBGC") and its labor unions to discuss alternative solutions to pension plan funding issues that would help facilitate the Company's emergence from the Cases (see Note 11). As a result, pension amounts that were previously expected to be funded within the next twelve months and which were, therefore, previously classified as liabilities not subject to compromise in the consolidated balance sheet as of June 30, 2002, are now classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2002.

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

The amounts subject to compromise at September 30, 2002 consisted of the following items:

Items, absent the Cases, that would have been considered current at September 30, 2002:
   Accounts payable                                                                    $      54.1
   Accrued interest                                                                           44.0
   Accrued salaries, wages and related expenses(2)                                            48.0
   Other accrued liabilities (including asbestos liability of $130.0 - Note 8)               175.0
Items,absent the Cases, that would have been considered long-term at September
      30, 2002:
   Accrued post-retirement medical obligation                                                649.4
   Long-term liabilities(1)                                                                  791.6
   Debt (Note 5)                                                                             830.2
                                                                                       ------------
                                                                                       $   2,592.3
                                                                                       ============

(1)   Long-term liabilities include pension liabilities of $196.2, environmental liabilities of $21.7 (Note 8) and asbestos liabilities of $480.1 (Note 8).
(2)   Accrued salaries, wages and related expenses represents estimated minimum pension contributions for the twelve months ending September 30, 2003. See above and Note 11.

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

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the quarter and nine-month periods ended September 30, 2002, reorganization items were as follows:

                                                                              Quarter           Nine Months
                                                                           --------------      --------------
Professional fees                                                          $         8.9       $        19.8
Accelerated amortization of certain deferred financing costs                         -                   4.5
Interest income                                                                      (.5)               (1.6)
Other                                                                                 .1                 1.9
                                                                           --------------      --------------
                                                                           $         8.5       $        24.6
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP")
for interim financial information and the rules and regulations of the
Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.

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

3.    INVENTORIES

The classification of inventories is as follows:

                                                                                September 30,   December  31,
                                                                                     2002            2001
                                                                                --------------  --------------
Finished fabricated aluminum products                                           $        31.7   $        30.4
Primary aluminum and work in process                                                     73.6           108.3
Bauxite and alumina                                                                      92.8            77.7
Operating supplies and repair and maintenance parts                                     100.8            96.9
                                                                                --------------  --------------
      Total                                                                     $       298.9   $       313.3
                                                                                ==============  ==============

Substantially all product inventories are stated at last-in, first-out (LIFO)
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

Inventories at September 30, 2002, have been reduced by (a) a third quarter 2002
LIFO inventory charge of $3.0 (included in cost of products sold) as reductions in inventory volumes were in inventory layers with higher costs than current market prices , (b) a third quarter 2002 net charge of $1.5 (in non-recurring operating charges (benefits), net - see Note 12) to write-down certain alumina inventories at the Company's Northwest smelters to their net realizable values based on the Company's intent to sell such inventories because they did not have any economic near-term use, and (c) a LIFO inventory charge of $1.6 (included in non-recurring operating charges (benefits), net in the second quarter of 2002 -
see Note 12) which resulted from the exit of the lid and tab stock and brazing sheet product lines at the Company's Trentwood facility. See Note 5 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2001 for additional information regarding the product lines exit.

4.    PACIFIC NORTHWEST OPERATING LEVEL

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract provided the Company with sufficient power to fully operate the Company's Trentwood facility (which requires up to approximately 40 megawatts), as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations, which have been curtailed since the last half of 2000.

Rates under the BPA contract during the period October 2001 through September
2002 were approximately 46% higher than power costs under the prior contract and such rates were subject to changes in future periods. As such, the Company could not predict what rates would be charged in future periods. The contract also included a take-or-pay requirement and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances.
Under the contract, the Company could only remarket its power allocation to reduce or eliminate take-or-pay obligations. The Company was not entitled to receive any profits from any such remarketing efforts. During October 2001, the
Company and the BPA reached an agreement whereby: (a) the Company would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and (b) the Company retained its rights to restart its smelter operations at any time. In return for the foregoing, the Company granted the BPA certain limited power interruption rights in the first year of the contract if the Company operated its Northwest smelters. Under the BPA contract, the Company could have been liable for take-or-pay costs under the BPA contract beginning in
October 2002 and such amounts could have been significant. The Company estimated that, based on recent market prices for electricity, the monthly take-or-pay obligation beginning October 2002 would have been in the range of up to $1.0 to
$2.0. The actual amount of any such obligation would be dependent upon the then prevailing prices of electricity during the contract period.

As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on
September 30, 2002. The contract rejection gives rise to a pre-petition claim by the BPA that is expected to be settled in the overall context of the Debtors'
plan of reorganization. Accordingly, any payments that may be required as a result of the rejection of the BPA contract are expected to only be made upon the Company's emergence from the Cases. The amount of the BPA's claim in respect of the contract rejection has not been determined and, as such, no provision has been made for the claim in the accompanying financial statements. The amount of the BPA claim will be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period.
The Company has entered into a short-term contract (pending the completion of a longer term arrangement) with an alternate supplier to provide the power necessary to operate its Trentwood facility.

The restart of a portion of the Company's Northwest smelters' capacity would require the purchase of additional power from available sources. For the Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelter capacity in the near future. If the
Company were to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United Steelworkers of America ("USWA") during periods of curtailment. All such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at an operating rate of up to 40%. These costs were triggered periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% ($3.3 of which was reflected in the third quarter of 2001) have been accrued through early 2003, as the Company does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and could adversely impact the Company's operating results and, over the long-term, its liquidity. The present value of such costs, which would likely be paid over an extended period of time, could be in the $60.0 to $65.0 range.

The Company continues to evaluate its options for minimizing the near-term negative cash flow at its Mead and Tacoma facilities. The Company is also exploring how to optimize the use and/or value of the facilities (which had a carrying value of approximately $143.0 at September 30, 2002) in connection with the development of a plan of reorganization. The Company is conducting a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. A preliminary draft report from this study is expected to be completed during November 2002. Once the Company has received the preliminary results of the study, it plans to analyze the findings and expects to meet with the USWA and other parties prior to making its determination as to any appropriate action(s). It is possible that the outcome of this study and the Company's ongoing work on developing a plan of reorganization could impact the Company's view of the recoverability of the carrying value of the facilities. During October 2002, the Company obtained a waiver to the financial covenants of its post-petition credit agreement to exclude the impact of up to $230.0 of possible charges that could result from a change in its assessment regarding the recoverability of the Washington smelters
(including the $60.0 to $65.0 of possible early retirement charges discussed above). See Note 5 for additional information concerning the post-petition credit agreement.

Power Sales. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company (first partially and then fully) curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the last half of 2000, all of 2001 and the first nine months of 2002. As a result of the curtailments, as permitted under the prior BPA contract, the
Company, in a series of transactions, sold the power that it had under contract through September 30, 2001 (the end of the prior contract period). In connection with such power sales during the first nine months of 2001, the Company recorded a net pre-tax gain of approximately $6.5 during the quarter ended September 30,
2001 and net pre-tax gains of approximately $229.2 during the nine months ended
September 30, 2001. Gross proceeds from the power sales were offset by employee-related expenses and other fixed commitments. The net results from the sales were reflected as Non-recurring operating charges (benefits), net (see
Note 12).

5.    DEBT

Debt consists of the following:

                                                                                   September 30,     December 31,
                                                                                       2002              2001
--------------------------------------------------------------------------------  ---------------  ----------------
Secured:
      Post-Petition Credit Agreement                                              $         -                N/A
      Credit Agreement                                                                     N/A     $          -
      Alpart CARIFA Loans - (fixed and variable rates) due 2007, 2008                       22.0              22.0
      7.6% Solid Waste Disposal Revenue Bonds due 2027                                      19.0              19.0
      Other non-Debtor borrowings (fixed rate)                                               2.7               2.7
Unsecured (reflected as Liabilities Subject to Compromise):
      9 7/8% Senior Notes due 2002                                                         172.8             172.8
      10 7/8% Senior Notes due 2006                                                        225.0             225.4
      12 3/4% Senior Subordinated Notes due 2003                                           400.0             400.0
      Other borrowings (fixed and variable rates)                                           32.4              32.4
                                                                                  ---------------  ----------------

Total                                                                                      873.9             874.3

Less - Current portion                                                                        .9             173.5
        Pre-Filing Date claims included in liabilities subject to
            compromise (Note 1)                                                            830.2              -
                                                                                  ---------------  ----------------
Long-term debt                                                                    $         42.8   $         700.8
                                                                                  ===============  ================

DIP Facility. On February 12, 2002, the Company and Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility"). The Court signed a final order approving the DIP
Facility in March 2002. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP
Facility, the Company is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by the Company, the Debtor subsidiaries and two wholly owned non-Debtor subsidiaries, Kaiser Jamaica Corporation and Alpart Jamaica
Inc. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The DIP Facility requires the Company to comply with certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. As of September 30, 2002, $176.6 was available to the Company under the DIP Facility (of which $87.7 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.

During October 2002, the Company obtained a waiver to the financial covenants of the DIP Facility that excludes up to $230.0 of possible charges that could result from a change in its assessment of recoverability regarding the
Washington smelters (see Note 4). The waiver covers all reporting periods through December 31, 2002. The Company and the lenders to the DIP Facility have agreed to the terms of an amendment that will permanently exclude the $230.0 of charges from the financial covenant computations. The amendment will also (a)
allow for the sale of certain non-core and non-operating properties, subject to certain possible reductions in the fixed asset component of the borrowing base,
(b) clarify the Company's ability to make investments in or to provide certain guarantees in respect of certain debt obligations of Queensland Alumina Limited
("QAL"), in which the Company owns a 20% interest (see Note 8), (c) adjust a financial compliance test under the DIP Facility to reflect more recent market trends, (d) exclude certain non-cash, restructuring and benefit-related charges reflected in year-to-date results and certain possible additional charges (see
Note 4) from the calculation of one of the financial covenants and (e) to clarify that the adverse ruling received in respect of certain unfair labor practices ("ULPs" - see Note 8) does not represent a material adverse effect on the DIP Facility as long as such ruling is subject to appeal and no amounts are paid during the term of the DIP Facility. The amendment is expected to be filed with the Court during November 2002 and, while no assurances can be given, is expected to be approved at the regularly scheduled December 19, 2002 Court hearing.

Credit Agreement. Prior to the February 12, 2002 Filing Date, the Company and
Kaiser had a credit agreement, as amended (the "Credit Agreement"), which provided a secured, revolving line of credit. The Credit Agreement terminated on the Filing Date and was replaced by the DIP Facility discussed above. As of the
Filing Date, outstanding letters of credit were approximately $43.3 (which were replaced by letters of credit under the DIP Facility) and there were no borrowings outstanding under the Credit Agreement.

6.    INCOME TAXES

The income tax provisions for the quarter and nine-month periods ended September
30, 2002 of $7.0 and $21.4, respectively, relate primarily to foreign income taxes. For the quarter and nine-month periods ended September 30, 2002, as a result of the Cases, the Company did not recognize income tax benefits for the losses incurred from its domestic operations or any U.S. tax benefits for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of the losses were offset by equal increases in the valuation allowances. See Note 9 of Notes to Consolidated Financial Statements in the
Company's Form 10-K for the year ended December 31, 2001 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

7.    INCIDENT AT GRAMERCY FACILITY

General. In July 1999, the Company's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed.
Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December
2000. However, construction was not substantially completed until the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90%
of its newly-rated capacity. Since the end of February 2002, the plant has, except for normal operating variations, generally operated at approximately 100%
of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During the quarter and nine-month periods ended September 30, 2001, abnormal Gramercy-related start-up costs totaled approximately $13.9 and $54.9, respectively. These incremental costs for the nine month period ended September 30, 2001 were offset by approximately
$15.2 of additional insurance benefit (recorded as a reduction of Bauxite and alumina business unit's cost of products sold) during the second quarter of
2001. The abnormal costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During 2002, because the plant was operating at near full capacity, the amount of start-up costs was substantially reduced as compared to prior periods. Such costs were approximately $3.0 during the first quarter of 2002 and were substantially eliminated during the second and third quarters of 2002.

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

Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 9), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008, subject to certain extension rights. Under the agreements, the Company is unconditionally obligated to pay its proportionate share of debt service, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments in respect of QAL's debt at December 31, 2001, was
$79.4 which matures as follows: $30.4 in 2002, $32.0 in 2003 and $17.0 in 2006.
During July 2002, the Company made payments of approximately $29.5 to QAL to fund the Company's share of QAL's scheduled debt maturities. The Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 - $103.0 per year over the past three years. The Company also has agreements to supply alumina to and to purchase aluminum from the Company's 49%-owned affiliate Anglesey Aluminium Limited.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the quarter and nine-month periods ended September 30, 2001, the Company's ongoing assessment process resulted in the Company recording charges of $1.0 and $9.0, respectively, to increase its environmental accrual (included in Other income
(expense) - see Note 12). Additionally, the Company's environmental accruals were increased during the nine-month period ended September 30, 2001 by approximately $6.0 in connection with the purchase of certain property. At
September 30, 2002, the balance of such accruals was $59.7 (of which $21.7 were included in Liabilities subject to compromise - see Note 1). As of December 31,
2001, the accruals were primarily included in Long-term liabilities. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $1.3 to $12.2 for the years 2002 through 2006 and an aggregate of approximately $24.8 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $28.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

The following table presents the changes in the number of such claims pending for the nine months ended September 30, 2002 (through the Filing Date) and the year ended December 31, 2001.

                                                                            January 1, 2002       Year Ended
                                                                                through          December  31,
                                                                           February 12, 2002         2001
------------------------------------------------------------------------  -------------------  -----------------
Number of claims at beginning of period                                              112,800            110,800
Claims received                                                                        5,300             34,000
Claims settled or dismissed                                                           (6,100)           (32,000)
                                                                          -------------------  -----------------

Number of claims at end of period                                                    112,000            112,800
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

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2012). At September 30, 2002, the balance of such accrual was
$610.1, all of which was included in Liabilities subject to compromise (see Note
1). As of December 31, 2001, this accrual of $621.3 was included in Other accrued liabilities ($130.0) and Long-term liabilities ($491.3). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein,
P.A., with respect to the current state of the law related to asbestos claims.
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

                                                                                 September 30,      December  31,
                                                                                      2002              2001
----------------------------------------------------------------------------    ----------------  -----------------
Liability (current portion of $130.0 in 2001)                                   $         610.1   $          621.3
Receivable (included in Other assets)(1)                                                  489.7              501.2
                                                                                ----------------  -----------------

                                                                                $         120.4   $          120.1
                                                                                ================  =================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims in excess of those accrued or that the amounts related to future asbestos-related claims will not exceed the
      Company's aggregate insurance coverage. As of September 30, 2002 and
      December 31, 2001, $30.4 and $33.0, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                          Nine Months Ended          Inception
                                                          September 30, 2002          To Date
                                                         --------------------   -------------------
Payments made, including related legal costs             $              17.1    $            355.7
Insurance recoveries                                                    17.6                 239.2
                                                         --------------------   -------------------
                                                         $               (.5)   $            116.5
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

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company recording charges of $53.3 (included in Other income (expense) - see Note 12) in the nine-month period ended September 30, 2001, for asbestos claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the
Company and other companies. Additional asbestos-related claims are likely to be filed against the Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims over a ten-year period. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall
Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain ULP allegations were filed with the NLRB by the USWA. As previously disclosed, the Company responded to all such allegations and believes that the allegations are without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the
USWA were dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and is not self-executing. The USWA has publicly stated that any such amount could be in the $200.0 range. The NLRB had previously notified the
Court that, if the USWA ultimately were to prevail, the value of the claim could be in excess of $100.0. Depending on the ultimate amount of any interest due and amount of offsetting employee earnings and other factors, if the USWA ultimately were to prevail it is possible that the amount of the award could exceed $100.0.
It is also possible that the Company may ultimately prevail on appeal and that no loss will occur.

The Company continues to believe that the allegations are without merit and will vigorously defend its position. The Company has appealed the ruling of the administrative law judge to the full NLRB. Any outcome from the NLRB appeal would be subject to additional appeals in a United States Circuit Court of
Appeals by the general counsel of the NLRB, the USWA or the Company. This process could take several years. Because the Company believes that it may prevail in the appeals process, the Company has not recognized a charge in response to the adverse ruling. However, it is possible that, if the Company's appeal(s) are not ultimately successful, a charge in respect of this matter may be required in one or more future periods and the amount of such charge(s) could be significant.

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

Dispute with MAXXAM. In March 2002, MAXXAM filed a declaratory action with the
Court asking the Court to find that it has no further obligations to the Debtors under certain tax allocation agreements. See Note 9 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2001 for additional information regarding the tax allocation agreements. MAXXAM asserts that the agreements are personal contracts and financial accommodations which cannot be assumed under the Code. At September 30, 2002, the Company had a receivable from MAXXAM of $35.0 (included in Other assets) outstanding under the tax allocation agreement in respect of various tax contingencies in an equal amount (reflected in Long-term liabilities). The Company believes that MAXXAM's position is without merit and that MAXXAM will be required to satisfy its obligations under the tax allocation agreements.

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
gains of $30.2 for aluminum contracts, losses of $5.0 for Australian dollars and losses of $1.9 for energy contracts. As of September 30, 2002, the unamortized net gain was approximately $4.9.

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

During late 1999 and early 2000, the Company entered into certain aluminum contracts with a counterparty. While the Company believed that the transactions were consistent with its stated hedging objectives, these positions did not qualify for treatment as a "hedge" under accounting guidelines. Accordingly, the positions were marked-to-market each period. Mark-to-market pre-tax gains of
$13.9 and $25.5 associated with these positions during the quarter and nine-month periods ended September 30, 2001, respectively, together with the
$6.8 discussed in the paragraph above, were recorded in Other income (expense)
(see Note 12). During the fourth quarter of 2001, the Company liquidated all of the remaining positions.

As of September 30, 2002, the Company had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 2002 and 2003, respectively, at prices indexed to future prices of primary aluminum.

No hedging activities were conducted between the Filing Date and October 31,
2002. The Company anticipates that, subject to prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. Court approval for such activities was received in July 2002.
However, no assurance can be given as to when or if such hedging activities will restart.

10.   TRUST FUNDS

In the first quarter of 2002, the Company paid an aggregate of $10.0 into two separate trusts funds in respect of (a) potential directors and officers liability obligations and (b) certain obligations attributable to certain management compensation agreements. These payments resulted in an approximate
$5.0 increase in Other assets and an approximate $5.0 charge to Corporate selling, administrative, research and development, and general expenses in the nine-month period ended September 30, 2002.

11.   PENSION PLAN MATTERS

Possible Year-End Financial Statement Item. The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement in the capital markets during the fourth quarter of 2002, the Company will be required to reflect a significant additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002. However, based on the year-to-date stock market performance and an estimated range of year-end
2002 asset values based, in part, upon year-to-date stock market performance, the Company estimates that the minimum pension liability adjustment at December
31, 2002, could be in the $75.0 to $125.0 range. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2003 operating results. Further, the
Company estimates that the impact of the adverse capital market performance during the 2001 and 2002 year-to-date period, together with restructuring efforts and the possible incurrence of substantial additional full early retirement obligations in respect of the Company's Washington smelters in early
2003 or sooner (see Note 4), will cause expected minimum pension funding requirements for the year ending December 31, 2003 to increase to approximately
$59.0. As reported in October 2002, the Company has disclosed that it intends to meet with the PBGC and its labor unions to explore alternatives to the minimum funding requirements. Such alternatives may include extended amortization periods for payment of unfunded liabilities and the potential termination of the pension plans. However, no assurances can be given as to the outcome of such discussions.

Settlement Charge. During the quarter and nine-month periods ended September 30,
2002, the Company recorded non-cash charges of $1.1 and $10.4, respectively
(included in Corporate selling, administrative, research and development, and general expense), for additional pension expense. The non-cash charges were recorded because the lump sum payments from the assets of the Company's salaried employee pension plan exceeded a stipulated level prescribed by GAAP.
Accordingly, a partial "settlement," as defined by GAAP, was deemed to have occurred. Under GAAP, if a partial "settlement" occurs, a charge must be recorded for a portion of any unrecognized net actuarial losses not reflected in the consolidated balance sheet. The portion of the total unrecognized actuarial losses of the plan ($75.0 at December 31, 2001) that must be recorded as a charge is the relative percentage of the total projected benefit obligation of the plan ($300.0 at December 31, 2001) settled by the lump sum payments ($4.0 and $40.0 for the quarter and nine-month periods ended September 30, 2002, respectively). The Company had approximately 90 salaried employees announce their retirement during October 2002. These additional retirements are expected to result in additional settlement charges in the fourth quarter of 2002 of between $7.0 and $8.0. To the extent that additional retirements occur over the balance of 2002 and the salaried retirees exercise their lump sum payment option under the salaried employees pension plan, additional charges to earnings will occur. The amount of such charges could be significant.

12.   OTHER NON-RECURRING ITEMS

Non-Recurring Operating Charges (Benefits), Net. The income (loss) impact associated with non-recurring operating (charges) benefits, net for the quarter and nine-month periods ended September 30, 2002 and 2001, was as follows (the business segment to which the items is applicable is indicated):

                                                               Quarter Ended              Nine Months Ended
                                                               September 30,                September 30,
                                                       ----------------------------- ---------------------------
                                                                 2002           2001          2002          2001
                                                       --------------  ------------- ---------------------------
Net gains from power sales (Primary Aluminum)
   (Note 4)                                            $         -     $        6.5  $        -     $     229.2
Restructuring charges  -
   Bauxite & Alumina                                         -             (2.9)         (1.9)         (4.9)
   Primary Aluminum                                             (1.0)          (4.8)         (2.7)         (4.8)
   Flat-Rolled Products                                         (1.5)         (10.7)         (5.4)        (10.7)
   Engineered Products                                          (1.3)           -            (1.3)           -
   Corporate                                                     -              (.5)          -            (1.0)
Impairment charges -
   Bauxite & Alumina                                         -             (5.0)          -            (5.0)
   Primary Aluminum                                             (3.4)           (.6)         (3.4)          (.6)
   Eliminations - intersegment profit elimination on
      Primary Aluminum impairment charges                        1.9            -             1.9            -
   Flat-Rolled Products - product line exit (Note 3)             -              -            (1.6)           -
   Corporate - non-operating properties                        (20.0)           -           (20.0)           -
Contractual labor costs related to smelter curtailment
   (Primary aluminum) (Note 4)                                   -             (3.3)          -            (3.3)
                                                       --------------  ------------- -------------  ------------
                                                       $       (25.3)  $      (21.3) $      (34.4)  $     198.9
                                                       ==============  ============= =============  ============

Restructuring charges result from the Company's initiatives to increase cash flow, generate cash, and improve the Company's financial flexibility.
Restructuring charges in the third quarter of 2002, consist entirely of employee benefit and related costs associated with 140 job eliminations, 74 of which had occurred as of October 31, 2002, and the balance of which will occur during the fourth quarter of 2002. Restructuring charges for the 2002 year-to-date period, consist of $9.4 of employee benefit and related costs associated with 200 job eliminations (119 of which have occurred and 81 of which will occur prior to
December 31, 2002) and $1.9 of third party costs associated with cost reduction initiatives. Restructuring costs during the nine months ended September 30, 2001 resulted from the elimination of 125 positions at the Flat-rolled products and
Primary aluminum business segments ($14.1), all of which positions have been eliminated, and $7.3 of third party costs associated with cost reduction initiatives.

Impairment charges at the Primary aluminum business segment in 2002 includes a third quarter charge of $3.4 to write-down certain alumina inventories at the
Company's Northwest smelters to their net realizable values (see Note 3). The charge at Primary Aluminum was partially offset by a $1.9 benefit in the
Eliminations segment representing the elimination of deferred intersegment profit included in the Primary aluminum inventory charge. Impairment charges at the Bauxite & alumina and Primary aluminum business segments in 2001 of $5.6 related to the write-down of excess operating supplies and repairs and maintenance parts that were sold to generate cash, rather than be used in production.

The Company is continuing its efforts to sell non-core assets. Based on updated reviews of the applicable markets and the status of its ongoing efforts, the
Company reflected a non-cash impairment charge of approximately $20.0 related to its non-operating properties during the quarter ended September 30, 2002.

Other Income (Expense). Amounts included in other income (expense), other than interest expense, for the quarter and nine-month periods ended September 30,
2002 and 2001, included the following pre-tax gains (losses):

                                                              Quarter Ended               Nine Months Ended
                                                              September 30,                 September 30,
                                                       ---------------------------   ---------------------------
                                                               2002           2001            2002          2001
                                                       ------------    -----------   ---------------------------
Gain on sale of real estate                            $        -      $      5.7    $        4.0   $       5.7
Mark-to-market gains (losses) (Note 9)                          -            13.9             (.4)         32.3
Asbestos-related charge (Note 8)                                -              -              -           (53.3)
Adjustment to environmental liabilities (Note 8)                -            (1.0)            -            (9.0)
MetalSpectrum investment write-off                              -              -              -            (2.8)
                                                       ------------    -----------   -------------  ------------
Special items, net                                              -            18.6             3.6         (27.1)
All other, net                                                (1.4)          (2.3)           (2.5)         (1.0)
                                                       ------------    -----------   -------------  ------------
                                                       $      (1.4)    $     16.3    $        1.1   $     (28.1)
                                                       ============    ===========   =============  ============

As previously disclosed, during the fourth quarter of 2001, the Company reflected an impairment charge of $17.7 to adjust the carrying value of certain equipment to its estimated fair value in connection with planned equipment sales by the Flat-rolled products segment as a result of the Company's decision to exit the lid and tab stock and brazing sheet product lines. In June 2002, with
Court approval, the Company sold certain of the equipment for total proceeds of
$15.8, which amount approximated its previously estimated fair value. As a result, the sale did not have a material impact on the Company's operating results for the nine-month period ended September 30, 2002.

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

13.   KEY EMPLOYEE RETENTION PROGRAM

In June 2002, the Company adopted a key employee retention program (the "KERP"), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan ("SERP") and a long-term incentive plan.
The retention plan is expected to have a total cost of approximately $7.3 per year. Under the KERP, retention payments commenced in September 2002 and will be paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers will be withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provides for payments of up to an aggregate of approximately $1.2 to certain senior officers provided that the
Debtors emerge from the Cases in 30 months or less from the Filing Date. If the
Debtors emerge from the Cases after 30 months from the Filing Date, the amount of the payments will be reduced accordingly. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on
Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target.
Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the
Cases. During the quarter and nine-month periods ended September 30, 2002, the
Company has recorded charges of $1.8 and $3.6, respectively, (included in
Selling, administrative, research and development, and general) related to the
KERP.

14.   SALE OF 8.3% INTEREST IN QAL

In September 2001, the Company sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 (included in Other income
(expense) in the accompanying condensed consolidated statements of income
(loss)). The total value of the transaction was approximately $189.0, consisting of a cash payment of approximately $159.0 plus the purchaser's assumption of approximately $30.0 of off-balance sheet QAL indebtedness currently guaranteed by the Company. See Note 4 of Notes to Consolidated Financial Statements in the
Company's Form 10-K for the year ended December 31, 2001 for additional information regarding the sale of the interest in QAL.

15.   INTERIM OPERATING SEGMENT INFORMATION

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

Financial information by operating segment for the quarter and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                             Quarter Ended               Nine Months Ended
                                                             September 30,                 September 30,
                                                     ----------------------------- -----------------------------
                                                              2002            2001          2002            2001
                                                     ----------------------------- -----------------------------
Net Sales:
   Bauxite and Alumina:
      Net sales to unaffiliated customers            $       99.0    $      132.0  $      327.5   $       402.3
      Intersegment sales                                      9.2             9.1          41.4            55.0
                                                     -------------   ------------- -------------  --------------
                                                            108.2           141.1         368.9           457.3
                                                     -------------   ------------- -------------  --------------
   Primary Aluminum:
      Net sales to unaffiliated customers                    64.7            83.0         200.0           282.1
      Intersegment sales                                       .1              .5           2.5             3.8
                                                     -------------   ------------- -------------  --------------
                                                             64.8            83.5         202.5           285.9
                                                     -------------   ------------- -------------  --------------
   Flat-Rolled Products                                      39.9            75.5         145.6           248.3
   Engineered Products                                      109.7           101.4         328.4           337.9
   Commodities Marketing(a)                                   9.3             9.5          30.8             5.9
   Minority Interests                                        25.4            28.9          72.6            80.9
   Eliminations                                              (9.3)           (9.6)        (43.9)          (58.8)
                                                     -------------   ------------- -------------  --------------
                                                     $      348.0    $      430.3  $    1,104.9   $     1,357.4
                                                     =============   ============= =============  ==============
Operating income (loss):
   Bauxite and Alumina(b)                            $      (15.3)   $         .4  $      (30.5)  $       (12.4)
   Primary Aluminum                                          (6.8)            (.3)        (16.8)            8.1
   Flat-Rolled Products(c)                                   (9.8)             .2         (26.6)            6.5
   Engineered Products(d)                                     4.6             -            15.5             5.1
   Commodities Marketing                                      9.0             3.2          28.1            (5.8)
   Eliminations                                              (1.5)            (.4)          1.4             5.1
   Corporate and Other (Notes 10, 11 and 13)                (20.5)          (17.7)        (75.7)          (53.5)
   Non-Recurring Operating (Charges) Benefits, Net
      (Note 12)                                             (25.3)          (21.3)        (34.4)          198.9
                                                     -------------   ------------- -------------  --------------
                                                     $      (65.6)   $      (35.9) $     (139.0)  $       152.0
                                                     =============   ============= =============  ==============
Depreciation and amortization:
   Bauxite and Alumina                               $        9.8    $        9.6  $       29.4   $        27.2
   Primary Aluminum                                           5.4             5.3          16.1            16.3
   Flat-Rolled Products                                       3.9             4.9          11.9            12.9
   Engineered Products                                        3.0             3.0           9.1             9.3
   Corporate and Other                                         .5              .3           1.1              .9
                                                     -------------   ------------- -------------  --------------
                                                     $       22.6    $       23.1  $       67.6   $        66.6
                                                     =============   ============= =============  ==============
Capital expenditures:
   Bauxite and Alumina(e)                                                          $       17.2   $        98.0
   Primary Aluminum                                                                         6.7             5.2
   Flat-Rolled Products                                                                     1.1             1.3
   Engineered Products                                                                      3.9            15.3
   Corporate and Other                                                                       .3              .3
                                                                                   -------------  --------------
                                                                                   $       29.2   $       120.1
                                                                                   =============  ==============

(a)   Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in 2001 represent net settlements with counterparties for maturing derivative positions.
(b)   Results for the quarter and nine-month periods ended September 30, 2002, include $4.4 of charges resulting from an increase in the allowance for doubtful receivables; a LIFO inventory charge of $1.5; and estimated weather-related excess costs and inefficiencies of between $2.0 and $3.0 resulting from hurricane conditions in the Caribbean and Gulf of Mexico in late September 2002. Operating results for the quarter and nine-month periods ended September 30, 2001 included: (1) abnormal Gramercy-related start-up costs of $13.9 and $54.9 offset by business interruption-related insurance accruals of $21.4 and $36.6; and (2) a LIFO inventory charge of
      $2.0.
(c)   Results for the quarter and nine-month periods ended September 30, 2002 include a $1.5 LIFO inventory charge.
(d)   Results for the quarter and nine-month periods ended September 30, 2001 include a $1.0 LIFO inventory charge.
(e)   Capital spending for the Bauxite and Alumina segment for the nine-month period ended September 30, 2001 includes $70.6 of Gramercy-related spending.  See Note 7 of Notes to Interim Consolidated Financial
      Statements.

16.   SUPPLEMENTAL GUARANTOR INFORMATION

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
Certain reclassifications have been made to the December 31, 2001 consolidating balance sheets to conform to the current presentation.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002

                                                         SUBSIDIARY          OTHER      ELIMINATING
                                            COMPANY      GUARANTORS      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -------------- ---------------  -------------- ------------- --------------
ASSETS
Current assets                          $       351.7  $         95.0   $       154.2  $        -    $       600.9
Investments in subsidiaries                   2,705.4           164.4             -        (2,869.8)           -
Intercompany advances receivable
   (payable)                                 (2,277.2)          594.8         1,682.4           -              -
Investments in and advances to
   unconsolidated affiliates                     17.2            27.5            24.0           -             68.7
Property and equipment, net                     734.4            22.9           403.4           -          1,160.7
Deferred income taxes                           (25.7)           (2.7)           28.4           -              -
Other assets                                    655.6              .2            22.1           -            677.9
                                        -------------- ---------------  -------------- ------------- --------------
                                        $     2,161.4  $        902.1   $     2,314.5  $   (2,869.8) $     2,508.2
                                        ============== ===============  ============== ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                     $       177.5  $         26.7   $       119.2  $        -    $       323.4
Other long-term liabilities                      56.9            17.2            20.9           -             95.0
Long-term debt                                   20.8            -               22.0           -             42.8
Liabilities subject to compromise             2,570.7            12.8             8.8           -          2,592.3
Minority interests                                -              -               18.8         100.4          119.2
Stockholders' equity                           (664.5)          845.4         2,124.8      (2,970.2)        (664.5)
                                        -------------- ---------------  -------------- ------------- --------------
                                        $     2,161.4  $        902.1   $     2,314.5  $   (2,869.8) $     2,508.2
                                        ============== ===============  ============== ============= ==============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         510.2  $         76.0  $        179.5   $         -    $       765.7
Investments in subsidiaries                       2,697.3           161.4            -           (2,858.7)           -
Intercompany advances receivable
   (payable)                                     (2,296.3)          657.8         1,638.5             -              -
Investments in and advances to
   unconsolidated affiliates                         19.0            20.0            24.0             -             63.0
Property and equipment, net                         793.4            23.4           398.6             -          1,215.4
Deferred income taxes                               (26.9)           (2.7)           29.6             -              -
Other assets                                        682.4              .2            23.5             -            706.1
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,379.1  $        936.1  $      2,293.7   $    (2,858.7) $     2,750.2
                                          ================ =============== ===============  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         638.0  $         50.2  $        115.2   $         -    $       803.4
Other long-term liabilities                       1,496.3            25.7            40.2             -          1,562.2
Long-term debt                                      678.8           -                22.0             -            700.8
Minority interests                                   -               -               19.0            98.8          117.8
Stockholders' equity                               (434.0)          860.2         2,097.3        (2,957.5)        (434.0)
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       2,379.1  $        936.1  $      2,293.7   $    (2,858.7) $     2,750.2
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         248.9  $         99.7  $        202.5   $      (203.1) $       348.0
Costs and expenses:
   Operating costs and expenses                     300.5           102.7           188.2          (203.1)         388.3
   Non-recurring operating charges                   24.3            -                1.0             -             25.3
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                             (75.9)           (3.0)           13.3             -            (65.6)
Interest expense                                     (2.1)           -                (.1)            -             (2.2)
Reorganization items                                 (8.5)           -               -                -             (8.5)
Other income (expense), net                          (6.6)            4.9              .3             -             (1.4)
(Provision) benefit for income taxes                 (1.7)             .3            (5.6)            -             (7.0)
Minority interests                                   -                1.4            -                -              1.4
Equity in loss of subsidiaries                       11.5            -               -              (11.5)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         (83.3) $          3.6  $          7.9   $       (11.5) $       (83.3)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         328.6  $        126.0  $        256.9   $      (281.2) $       430.3
Costs and expenses:
   Operating costs and expenses                     355.4           126.2           244.5          (281.2)         444.9
   Non-recurring operating items                     19.1            -                2.2             -             21.3
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                             (45.9)            (.2)           10.2             -            (35.9)
Interest expense                                    (26.9)           -                (.3)            -            (27.2)
Other income (expense), net                          (2.7)          166.8            15.8             -            179.9
Benefit (provision) for income taxes                 30.6           (69.0)          (11.0)            -            (49.4)
Minority interests                                   -                1.3             (.1)            -              1.2
Equity in income of subsidiaries                    113.5            -               -             (113.5)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $          68.6  $         98.9  $         14.6   $      (113.5) $        68.6
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         820.0  $        313.8  $        657.6   $      (686.5) $     1,104.9
Costs and expenses:
   Operating costs and expenses                     955.7           323.8           616.5          (686.5)       1,209.5
   Non-recurring operating charges                   33.4            -                1.0             -             34.4
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                            (169.1)          (10.0)           40.1             -           (139.0)
Interest expense                                    (17.6)           -                (.6)            -            (18.2)
Reorganization items                                (24.6)           -               -                -            (24.6)
Other income (expense), net                           4.6            (5.2)            1.7             -              1.1
(Provision) benefit for income taxes                 (1.3)           (4.7)          (15.4)            -            (21.4)
Minority interests                                   -                4.2              .1             -              4.3
Equity in loss of subsidiaries                       10.2            -               -              (10.2)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (197.8) $        (15.7) $         25.9   $       (10.2) $      (197.8)
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,050.3  $        419.5  $        821.7   $      (934.1) $     1,357.4
Costs and expenses:
   Operating costs and expenses                   1,162.1           393.6           782.7          (934.1)       1,404.3
   Non-recurring operating items                   (201.1)           -                2.2             -           (198.9)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                     89.3            25.9            36.8             -            152.0
Interest expense                                    (80.3)           -               (1.9)            -            (82.2)
Other income (expense), net                         (70.6)          188.4            17.7             -            135.5
Benefit (provision) for income taxes                 25.2           (87.6)          (21.5)            -            (83.9)
Minority interests                                   -                3.9             (.9)            -              3.0
Equity in income of subsidiaries                    160.8            -               -             (160.8)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $         124.4  $        130.6  $         30.2   $      (160.8) $       124.4
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $         (75.6) $         24.7  $          8.0   $         -    $       (42.9)
   Investing activities                              15.9             (.7)          (23.6)            -             (8.4)
   Financing activities                              (8.1)           -               -                -             (8.1)
Intercompany activity                                 7.6           (23.9)           16.3             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net (decrease) increase in cash and
   cash equivalents during the period               (60.2)             .1              .7             -            (59.4)
Cash and cash equivalents at
   beginning of period                              151.5            -                1.8             -            153.3
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of period                          $          91.3  $           .1  $          2.5   $         -    $        93.9
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
                                          ================ =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Income Taxes - The income tax provisions for the quarter and nine-month periods ended September 30, 2002, relate primarily to foreign income taxes. As a result of the Cases, the Company did not recognize income tax benefits for the losses incurred from domestic operations or any U.S. tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of the losses were offset by equal increases in valuation allowances.
Consolidated income taxes for the quarter and nine-month periods ended September
30, 2001 have been allocated based on the income (loss) before income taxes of the Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$(5.6) and $(5.1) for the quarters ended September 30, 2002 and 2001, respectively, and $10.1 and $(17.4) for the nine-month periods ended September
30, 2002 and 2001, respectively. Such amounts for the Subsidiary Guarantors totaled $5.7 and $5.2 for the quarters ended September 30, 2002 and 2001, respectively, and $(10.5) and $19.4 for the nine-month periods ended September
30, 2002 and 2001, respectively.

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

This Report contains statements which constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995.
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

REORGANIZATION PROCEEDINGS

On February 12, 2002, the Company, its parent company, Kaiser Aluminum
Corporation ("Kaiser") and 13 of its wholly owned subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of
Delaware (the "Court") for reorganization under Chapter 11 of the United States
Bankruptcy Code (the "Code"). On March 15, 2002, two additional wholly owned subsidiaries of the Company filed petitions. The Company and its 15 subsidiaries that have filed petitions are collectively referred to herein as the "Debtors"
and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this report, the term "Filing Date" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. The wholly owned subsidiaries of the Company included in the Cases are: Kaiser Bellwood Corporation, Kaiser Aluminium International, Inc., Kaiser
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

The necessity for filing the Cases was attributable to the liquidity and cash flow problems of the Company arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11,
2001. In addition, the Company had become increasingly burdened by the asbestos litigation and growing legacy obligations for retiree medical and pension costs.
The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

In light of the Cases, the accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern," which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the
Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the financial information for the quarter and nine-month periods ended September 30, 2002, contained herein do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may occur in connection with the Debtors' capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

On October 29, 2002, the Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) must file their claims. Any holder of a claim that is required to file a claim by such date and does not do so may be barred from asserting such claim against any of the Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the January
31, 2003 bar date has not yet occurred and the asbestos bar date has not been set, no provision has been included in the accompanying financial statements for claims that may be filed. The bar date does not apply to asbestos-related claims, for which the Debtors reserve the right to establish a separate bar date at a later date. A separate bar date of June 30, 2003 has been set for certain hearing loss claims.

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

As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. The Court has subsequently approved an extension of the exclusivity period through December
12, 2002. The Company intends to ask the Court for a further extension of the exclusivity period to April 30, 2003. Extensions of this nature are believed to be routine in complex cases such as the Debtors' Cases. However, no assurance can be given that such extension or any future requests will be granted by the
Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it will reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that enables access to capital markets for accretive acquisitions; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued presence in key commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases.

RECENT EVENTS AND DEVELOPMENTS

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract provided the Company with sufficient power to fully operate the Company's Trentwood facility (which requires up to approximately 40 megawatts), as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations, which have been curtailed since the last half of 2000.

As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on
September 30, 2002. The contract rejection gives rise to a pre-petition claim by the BPA that will be settled in the overall context of the Debtors' plan of reorganization. Accordingly, any payments that may be required as a result of the rejection of the BPA contract will only be made upon the Company's emergence from the Cases. The amount of the BPA's claim in respect of the contract rejection has not been determined and, as such, no provision has been made for the claim in the accompanying financial statements. The amount of the BPA claim will be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period. The Company has entered into a short-term contract (pending the completion of a longer term arrangement) with an alternate supplier to provide the power necessary to operate its Trentwood facility.

The restart of a portion of the Company's Northwest smelters' capacity would require the purchase of additional power from available sources. For the Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Northwest smelter capacity in the near future. If the
Company were to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because the Company is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under the Company's contract with the United Steelworkers of America ("USWA") during periods of curtailment. All such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at an operating rate of up to 40%. These costs were triggered periodically through September 2002. Costs associated with the USWA workers that the Company estimates would be required to operate the smelters at an operating rate of up to 40% ($3.3 of which was reflected in the third quarter of 2001) have been accrued through early 2003, as the Company does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, the Company could become liable for additional early retirement costs. Such costs could be significant and could adversely impact the Company's operating results and, over the long-range, its liquidity. The present value of such costs, which would likely be paid out over an extended period of time, could be in the $60.0 million to $65.0 million range.

The Company continues to evaluate its options for minimizing the near-term negative cash flow at its Mead and Tacoma facilities. The Company is also exploring how to optimize the use and/or value of the facilities (which had a carrying value of approximately $143.0 million at September 30, 2002) in connection with the development of a plan of reorganization. The Company is conducting a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. A preliminary draft report from this study is expected to be completed during November 2002. Once the Company has received the preliminary results of the study, it plans to analyze the findings and it expects to meet with the USWA and other parties prior to making its determination as to any appropriate action(s). It is possible that the outcome of this study and the Company's ongoing work on developing a plan of reorganization could impact the Company's view of the recoverability of the carrying value of the facilities. During October 2002, the
Company obtained a waiver to the financial covenants of its post-petition credit agreement to exclude the impact of up to $230.0 million of possible charges that could result from a change in its assessment regarding the recoverability of the
Washington smelters (including the $60.0 million to $65.0 million of possible early retirement charges discussed above) (see Note 5 of Notes to Interim
Consolidated Financial Statements).

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

The amount of power made available to Valco by the VRA depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative
(non-Valco) uses of the power generated, as directed by the VRA. At October 31,
2002, the level of the lake was near a ten-year low for the applicable time of year. As such, additional reductions of Valco's power allocation (below the current three-potline operating level) are possible. If any such reductions are made, Valco will pursue its legal rights and seek appropriate compensation.
However, no assurances can be given as to the ultimate success of any such actions.

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

During the first nine months of 2002, the Company recorded restructuring charges of $11.3 million (see Note 12 of Notes to Interim Consolidated Financial
Statements) in connection with these initiatives. Additional cash and non-cash charges may be required in the future as these initiatives continue. Such additional charges could be material.

Start-up Related Costs at Gramercy Facility. Initial production at the Company's
Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000. Construction at the facility was substantially completed during the third quarter of 2001. During the first nine months of
2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. Since the end of
February 2002, the plant has, except for normal operating variations, generally operated at approximately 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During the quarter and nine-month periods ended September 30, 2001, abnormal
Gramercy-related start-up costs totaled approximately $13.9 million and $54.9 million, respectively. These incremental costs for the nine-month period ended
September 30, 2001, were offset by approximately $15.2 million of additional insurance benefit (recorded as a reduction of Bauxite and alumina business unit's cost of products sold) during the second quarter of 2001. The abnormal costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During 2002, because the plant was operating at near full capacity, the amount of start-up costs was substantially reduced compared to prior periods. Such costs were approximately $3.0 million during the first quarter of 2002 and were substantially eliminated during the second and third quarters of 2002.

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
The Company has appealed the ruling of the administrative law judge to the full
NLRB. Any outcome from the NLRB appeal would be subject to additional appeals in a United States Circuit Court of Appeals by the general counsel of the NLRB, the
USWA or the Company. This process could take several years. Because the Company believes that it may prevail in the appeals process, the Company has not recognized a charge in response to the adverse ruling. However, it is possible that, if the Company's appeal(s) are not ultimately successful, a charge in respect of this matter may be required in one or more future periods and the amount of such charge(s) could be significant. Any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would likely only be paid upon or after the Company's emergence from the Cases. See Note 8 of Notes to Interim Consolidated Financial Statements
for additional discussions of the ULP charges.

Pension Plan Matters. The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement in the capital markets during the fourth quarter of 2002, the Company will be required to reflect a significant additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002. However, based on the year-to-date stock market performance and an estimated range of year-end 2002 asset values based, in part, upon year-to-date stock market performance, the Company estimates that the minimum pension liability adjustment at December 31, 2002, could be in the $75.0 million to $125.0 million range. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2003 operating results. Further, the Company estimates that the impact of the adverse capital market performance during the 2001 and 2002 year-to-date period, together with restructuring efforts and the possible incurrence of substantial additional full early retirement obligations in respect of the Company's Washington smelters in early 2003 or sooner (see Note 4 of Notes to Interim Consolidated Financial Statements), will cause expected minimum pension funding requirements for the year ending December 31, 2003 to increase to approximately $59.0 million. As reported in October 2002, the
Company has disclosed that it intends to meet with the PBGC and its labor unions to explore alternatives to the minimum funding requirements. Such alternatives may include extended amortization periods for payment of unfunded liabilities and the potential termination of the pension plans. However, no assurances can be given as to the outcome of these discussions.

Post-Petition Credit Agreement. During October 2002, the Company obtained a waiver to the financial covenants of the post-petition credit agreement (the
"DIP Facility") that excludes up to $230.0 million of possible charges that could result from a change in its assessment of recoverability regarding the
Washington smelters (see Note 4 of Notes to Interim Consolidated Financial
Statements). The waiver covers all reporting periods through December 31, 2002.
The Company and the lenders to the DIP Facility have agreed to the terms of an amendment that will permanently exclude the $230.0 million of charges from the financial covenant computations. The amendment will also (a) allow for the sale of certain non-core and non-operating properties, subject to certain possible reductions in the fixed asset component of the borrowing base, (b) clarify the
Company's ability to provide certain guarantees in respect of certain debt obligations of Queensland Alumina Limited ("QAL"), in which the Company owns a
20% interest (see Note 8 of Notes to Interim Consolidated Financial Statements),
(c) adjust a financial compliance test under the DIP Facility to reflect more recent market trends, (d) exclude certain non-cash, restructuring and benefit-related charges reflected in year-to-date results and certain possible additional charges (see Note 4 of Notes to Interim Consolidated Financial
Statements) from the calculation of one of the financial covenants and (e) to clarify that the adverse ruling received in respect of certain unfair labor practices ("ULPs" - see Note 8 of Notes to Interim Consolidated Financial
Statements) does not represent a material adverse effect on the DIP Facility as long as such ruling is subject to appeal and no amounts are paid during the term of the DIP Facility. The amendment is expected to be filed with the Court during
November 2002 and, while no assurances can be given, is expected to be approved at the regularly scheduled December 19, 2002 Court hearing.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine-month periods ended September 30, 2002 and 2001. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. All references to tons refer to metric tons of 2,204.6 pounds. See Note 16 of Notes to
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

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                   Quarter Ended              Nine Months Ended
                                                                   September 30,                September 30,
                                                           ----------------------------  --------------------------
                                                                      2002         2001          2002          2001
                                                           ----------------------------  --------------------------

Shipments: (000 tons)
     Alumina
       Third Party                                                  566.1        680.2       1,839.7       2,009.1
       Intersegment                                                  53.8         51.2         240.1         286.0
                                                           --------------- ------------  ------------  ------------
           Total Alumina                                            619.9        731.4       2,079.8       2,295.1
                                                           --------------- ------------  ------------  ------------
     Primary Aluminum
       Third Party                                                   49.2         59.7         145.2         186.4
       Intersegment                                                    .1           .3           1.7           2.3
                                                           --------------- ------------  ------------  ------------
           Total Primary Aluminum                                    49.3         60.0         146.9         188.7
                                                           --------------- ------------  ------------  ------------
     Flat-Rolled Products                                             9.6         17.0          37.2          59.8
                                                           --------------- ------------  ------------  ------------
     Engineered Products                                             32.5         28.0          95.0          92.2
                                                           --------------- ------------  ------------  ------------
Average Realized Third Party Sales Price:
     Alumina (per ton)                                     $          169  $       183   $       168   $       189
     Primary Aluminum (per pound)                          $          .60  $       .63   $       .62   $       .69
Net Sales:
     Bauxite and Alumina
       Third Party (includes net sales of bauxite)         $         99.0  $     132.0   $     327.5   $     402.3
       Intersegment                                                   9.2          9.1          41.4          55.0
                                                           --------------- ------------  ------------  ------------
           Total Bauxite and Alumina                                108.2        141.1         368.9         457.3
                                                           --------------- ------------  ------------  ------------
     Primary Aluminum
       Third Party                                                   64.7         83.0         200.0         282.1
       Intersegment                                                    .1           .5           2.5           3.8
                                                           --------------- ------------  ------------  ------------
           Total Primary Aluminum                                    64.8         83.5         202.5         285.9
                                                           --------------- ------------  ------------  ------------
     Flat-Rolled Products                                            39.9         75.5         145.6         248.3
     Engineered Products                                            109.7        101.4         328.4         337.9
     Commodities Marketing(a)                                         9.3          9.5          30.8           5.9
     Minority Interests                                              25.4         28.9          72.6          80.9
     Eliminations                                                    (9.3)        (9.6)        (43.9)        (58.8)
                                                           --------------- ------------  ------------  ------------
           Total Net Sales                                 $        348.0  $     430.3   $   1,104.9   $   1,357.4
                                                           =============== ============  ============  ============

Operating Income (Loss):
     Bauxite and Alumina(b)                                $        (15.3) $        .4   $     (30.5)  $     (12.4)
     Primary Aluminum                                                (6.8)         (.3)        (16.8)          8.1
     Flat-Rolled Products(c)                                         (9.8)          .2         (26.6)          6.5
     Engineered Products(d)                                           4.6           -           15.5           5.1
     Commodities Marketing                                            9.0          3.2          28.1          (5.8)
     Eliminations                                                    (1.5)         (.4)          1.4           5.1
     Corporate and Other (Notes 10, 11 and 13)                      (20.5)       (17.7)        (75.7)        (53.5)
     Non-Recurring Operating (Charges) Benefits, Net
       (Note 12)                                                    (25.3)       (21.3)        (34.4)        198.9
                                                           --------------- ------------  ------------  ------------
           Total Operating Income (Loss)                   $        (65.6) $     (35.9)  $    (139.0)  $     152.0
                                                           =============== ============  ============  ============
Net Income (Loss)                                          $        (83.3) $      68.6   $    (197.8)  $     124.4
                                                           =============== ============  ============  ============
Capital Expenditures                                       $          9.3  $      33.3   $      29.2   $     120.1
                                                           =============== ============  ============  ============

(a)  Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in
     2001 represent net settlements with counterparties for maturing derivative positions.
(b)  Results for the quarter and nine-month period ended September 30, 2002, include $4.4 of charges resulting from an increase in the allowance for doubtful receivables; a LIFO inventory charge of $1.5; and estimated weather-related excess costs and inefficiencies of between $2.0 and $3.0 resulting from hurricane conditions in the Caribbean and Gulf of Mexico in late September 2002. Operating results for the quarter and nine-month periods ended September 30, 2001 included: (1) abnormal Gramercy-related start-up costs of $13.9 and $54.9 offset by business interruption-related insurance accruals of $21.4 and $36.6; and (2) a LIFO inventory charge of
     $2.0.
(c)  Results for the quarter and nine-month periods ended September 30, 2002 include a $1.5 LIFO inventory charge.
(d)  Results for the quarter and nine-month ended September 30, 2001 include a
     $1.0 LIFO inventory charge.

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

During the nine months ended September 30, 2001, the Average Midwest United
States transaction price ("AMT price") per pound of primary aluminum was $.76 per pound. During the nine months ended September 30, 2002, the average AMT price was $.65 per pound. The average AMT price for primary aluminum for the week ended November 1, 2002 was $.65 per pound.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO QUARTER AND NINE
MONTHS ENDED SEPTEMBER 30, 2001

SUMMARY
The Company reported a net loss of $83.3 million for the quarter ended September
30, 2002, compared to net income of $68.6 million for the third quarter of 2001.
For the nine months ended September 30, 2002, the Company reported a net loss of
$197.8 million, compared to net income of $124.4 million for the same period in
2001.

Net sales in the third quarter of 2002 totaled $348.0 million compared to $430.3 million in the third quarter of 2001. Net sales for the nine-month period ended
September 30, 2002, totaled $1,104.9 million compared to $1,357.4 million for the nine-month period ended September 30, 2001.

Bauxite and Alumina. Third party net sales of alumina for the quarter ended
September 30, 2002, decreased 25% as compared to the same period in 2001, due to an 8% decrease in third party average realized prices and a 17% decrease in third party shipments. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third party alumina sales contracts are linked. The decrease in quarter-over-quarter shipments resulted primarily from the sale of an approximately 8.3% interest in
Queensland Alumina Limited ("QAL") in September 2001 and the timing of shipments. From a timing perspective, third quarter 2002 alumina shipments from the Company's 65%-owned Alumina Partners of Jamaica ("Alpart") refinery and the
Company's 100%-owned Gramercy, Louisiana alumina refinery were adversely affected by weather-related delays caused by hurricane conditions in the
Caribbean and Gulf of Mexico in late September 2002. It is anticipated that higher alumina shipments during the fourth quarter of 2002 will offset most of this impact.

For the nine-month period ended September 30, 2002, third party net sales of alumina were 19% lower than the comparable period in 2001 as the result of an
11% decrease in third party average realized prices and a 9% decrease in third party shipments. The decrease in average realized prices and third party shipments during the first nine months of 2002 as compared to 2001 was attributable to the same volume and price factors discussed above.

Intersegment net sales for the nine-month period ended September 30, 2002, decreased 25% as compared to the same period in 2001 as the result of a 16%
decrease in the intersegment shipments and a 10% decrease in intersegment average realized prices. The decrease in shipments was due to reduced shipments to the Primary alumina business unit primarily due to timing. The decrease in intersegment average realized prices is the result of a decrease in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

Segment operating results (excluding non-recurring items) for the quarter and nine-month periods ended September 30, 2002 were worse than the comparable periods in 2001 primarily due to the decreases in the average realized prices and shipments discussed above and a LIFO inventory charge of $1.5 million and an increase of $4.4 million in the allowance for doubtful accounts both recorded in the third quarter of 2002. The increase in the allowance for doubtful accounts represents concerns regarding certain customers as a result of continued weak market conditions. Segment operating results in the nine-month period were also adversely affected by adverse cost performance during the second quarter of
2002. The adverse cost performance primarily resulted from higher than normal maintenance and turnaround work at the Alpart refinery, higher fuel oil costs at
Alpart than those experienced in 2001 and $2.0 million of incremental cost at the Gramercy facility that was not start-up related. While a specific amount has yet to be determined, the Company estimates that the adverse weather conditions in the Caribbean and Gulf of Mexico in late September 2002 resulted in higher operating costs and inefficiencies in the $2.0 million to $3.0 million range.
These decreases were offset in part by favorable caustic prices and the decrease in abnormal Gramercy related net start-up costs (see "Recent Events and
Developments - Start-up Related Costs at Gramercy Facility" above). Operating results for the quarter and nine-month periods ended September 30, 2001 included: (1) abnormal Gramercy-related start-up costs of $13.9 million and
$54.9 million offset by business interruption-related insurance accruals of
$21.4 million and $36.6 million; and (2) a LIFO inventory charge of $2.0 million.

Segment operating results for the nine-month period ended September 30, 2002, discussed above, excludes non-recurring costs of $1.9 million incurred in connection with cost reduction initiatives. Segment operating results for the quarter and nine-month periods ended September 30, 2001, exclude non-recurring costs of $7.9 million and $9.9 million, respectively, also incurred in connection with cost reduction initiatives.

Primary Aluminum. Third party net sales of primary aluminum decreased 22% for the third quarter of 2002 as compared to the same period in 2001 as a result of a 18% decrease in third party shipments and a 5% decrease in third party average realized prices. The decrease in shipments was primarily due to the curtailment of one of Valco's operating potlines in March 2002. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

For the nine-month period ended September 30, 2002, third party sales of primary aluminum decreased approximately 29% from the comparable period in 2001, reflecting a 22% decrease in third party shipments and a 10% decrease in third party average realized prices. The decreases in year-to-date 2002 shipments and prices compared to 2001 were attributable to the same factors described above.
In addition, year-to-date 2002 shipments were also adversely affected by the curtailment of the rod operations at the Tacoma facility in the second quarter of 2001.

Since the beginning of 2001, the Northwest smelters have been completely curtailed and are expected to remain curtailed at least through early 2003 (see
Note 4 of Notes to Interim Consolidated Financial Statements). As a result, intersegment net sales of primary aluminum for both the quarter and nine-month periods ended September 30, 2002 and 2001 have been minimal. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

Segment operating results (before non-recurring items) for the quarter and nine-month periods ended September 30, 2002, were worse than the comparable periods in 2001. The primary reasons for the decreases were the decreases in the average realized prices and net shipments discussed above. Operating results for all periods reported were adversely impacted by overhead and other fixed costs at the curtailed Washington smelters.

Segment operating results for the quarter and nine-month periods ended September
30, 2002, discussed above, excludes a non-cash charge of approximately $3.4 million related to a write-down of certain alumina inventories and non-recurring costs of $1.0 million and $2.7 million, respectively, incurred in connection with cost reduction initiatives. Segment operating results for the quarter and nine-month periods ended September 30, 2001, excludes non-recurring net power sales gains of $6.5 million and $229.2 million, respectively. These gains were offset in both periods by costs of $5.4 million also incurred in connection with cost reduction initiatives.

Flat-Rolled Products. Net sales of flat-rolled products decreased 47% during the third quarter of 2002 as compared to 2001 primarily due to a 44% decrease in product shipments and a 6% decrease in realized prices. Current period shipments were adversely affected primarily by a continuation of soft aerospace products demand and by the second quarter of 2002 exit of the can lid and tab stock and brazing sheet products offset in part by an increase in general engineering plate demand. The decrease in average realized prices was due to a decrease in metal prices and the impact of weaker demand.

For the nine-month period ended September 30, 2002, net sales of flat-rolled products decreased by approximately 41% as compared to the same period in 2001 as the result of a 38% decrease in shipments and a 5% decrease in realized prices. The decline in year-to-date 2002 shipments and prices were attributable to the same factors described above, as well as the planned exit from can lid and tab and brazing sheet products during the first half of 2002.

Segment operating results (before non-recurring items) for the quarter and nine-month periods ended September 30, 2002, were worse than the comparable periods in 2001 primarily due to the decrease in shipments and product prices discussed above. Third quarter 2002 results were also adversely impacted by a
LIFO inventory charge of $1.5 million. Partially offsetting these adverse impacts were reductions in overhead and other costs as a result of cost cutting initiatives. Operating results for the quarter and nine-month periods ended
September 30, 2001, included a LIFO inventory charge of $2.0 million.

Segment operating results for the quarter and nine-month periods ended September
30, 2002, exclude non-recurring costs of $1.5 million and $5.4 million, respectively, incurred in connection with cost reduction initiatives. Segment operating results for the nine-month period ended September 30, 2002, also excludes a $1.6 million non-cash LIFO inventory charge associated with the product line exits. Segment operating results for both the quarter and nine-month periods ended September 30, 2001, exclude non-recurring costs of
$10.7 also incurred in connection with cost reduction initiatives.

Engineered Products. Net sales of engineered products increased 8% during the third quarter 2002 as compared to 2001, as a 16% increase in product shipments was partially offset by a 7% decrease in average realized prices. The increase in product shipments was the result of increased general engineering and ground transportation shipments due to increased market demand. The decrease in average realized prices was due to lower metal prices as well as some erosion in overall product prices resulting from continuing weak overall market conditions.

For the nine-month period ended September 30, 2002, net sales of engineered products decreased by approximately 3% from the comparable period in 2001 due to a 5% decrease in average realized prices partially offset by a 3% increase in product shipments. The decrease in sales prices was attributable to the same factor listed above. The increase in product shipments was the result of increased ground transportation markets offset in part by reduced general aviation market shipments.

The improvements in segment operating results (before non-recurring items) for the quarter and nine-month periods ended September 30, 2002, as compared to the comparable periods in 2001 were primarily attributable to improved cost performance, higher shipment volumes and reductions in energy and overhead costs. Operating results for the nine-month period ended September 30, 2002, were offset in part by the net effect of the price factor described above.
Operating results for the quarter and nine-month periods ended September 30,
2001, included a LIFO inventory charge of $1.0 million.

Segment operating results for both the quarter and nine-month periods ended
September 30, 2002, exclude $1.3 million incurred in connection with cost reduction initiatives.

Commodities Marketing. In 2002, net sales for this segment primarily represents recognition of deferred gains from hedges closed prior to the commencement of the Cases. See Note 9 of Notes to Interim Consolidated Financial Statements.
Gains or losses associated with these liquidated positions are initially deferred in Other comprehensive income and are subsequently recognized over the original hedging periods as the underlying purchases/sales occur. In 2001, net sales for this segment represented net settlements with third party brokers for maturing derivative positions.

Segment operating results for the quarter and nine-month periods ended September
30, 2002, increased compared to the comparable periods in 2001 due to the higher prices implicit in the liquidation of the positions in January 2002 versus the prevailing market prices during the quarter and nine-month periods ended
September 30, 2001.

No hedging activities were conducted between the Filing Date and October 31,
2002. The Company anticipates that, subject to prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. Court approval for such activities was received in July 2002.
However, no assurance can be given as to when or if such hedging activities will restart.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales. Eliminations for the third quarter of 2002 include a benefit of $1.9 million of deferred intersegment profit offsetting the $3.4 million inventory write-down in the Primary Aluminum segment discussed above.

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses (excluding non-recurring items) in the quarter and nine-month periods ended September 30, 2002, as compared to the comparable periods in 2001 was due largely to higher medical and pension cost accruals for active and retired employees and non-cash pension charges of $1.1 million and $10.4 million (see Note 11 of Notes to Interim
Consolidated Financial Statements), charges of $1.8 million and $3.6 million related to the Company's key employee retention program (see Note 13 of Notes to
Interim Consolidated Financial Statements) and payments in January 2002 of approximately $5.0 million to a trust in respect of certain management compensation agreements (see Note 10 of Notes to Interim Consolidated Financial
Statements).

Corporate operating results for both the quarter and nine-month periods ended
September 30, 2002, discussed above, exclude a non-cash impairment charge of approximately $20.0 million related to the Company's non-operating properties.
Corporate operating results for the quarter and nine-month periods ended
September 30, 2001, discussed above, exclude non-recurring costs of $.5 million and $1.0 million, respectively, incurred in connection with the Company's cost reduction initiatives.

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

Operating Activities. Cash flow used by operations during the nine-month period ended September 30, 2002 primarily reflects: (a) operating results at a near-break even level at current primary aluminum prices and with the continuing weak market for fabricated metal products; (b) approximately $29.5 million of funding to QAL in respect of QAL's regularly scheduled debt maturities; and (c)
year-to-date foreign income tax payments of $31.3 million. Cash flow from operations during the nine-month period ended September 30, 2001 primarily reflects power sale proceeds offset by higher payments of wages and related benefit costs associated with the Washington smelter curtailments as well as foreign income tax payments.

At September 30, 2002, the Company had working capital of $277.9 million, compared with a negative working capital of $37.7 million at December 31, 2001.
In addition to normal operating changes, the increase in working capital primarily resulted from the reclassification of pre-petition liabilities to be resolved in connection with the Cases (i.e. accounts payable, accrued interest, other accrued liabilities and current portion of long-term debt) to Liabilities subject to compromise.

Investing Activities. Capital expenditures during the nine-month period ended
September 30, 2002, were $29.2 million. The 2002 capital expenditures were incurred to improve production efficiency and reduce operating costs at the
Company's facilities. Total consolidated capital expenditures are expected to be between $40.0 and $75.0 million per annum in each of 2002 and 2003 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures).

Financing Activities and Liquidity. On February 12, 2002, the Company and Kaiser
entered into the DIP Facility with a group of lenders. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12,
2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company is able to borrow amounts by means of revolving credit advances and have issued for its benefit letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of
$300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the
Company, the Debtor subsidiaries and two non-Debtor subsidiaries, Kaiser Jamaica
Corporation and Alpart Jamaica Inc. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at the Company's option. The
Court signed a final order approving the DIP Facility on March 19, 2002.

During October 2002, the Company obtained a waiver to the financial covenants of the DIP Facility that excludes up to $230.0 million of possible charges that could result from a change in its assessment of recoverability regarding the
Washington smelters (see Note 4 of Notes to Interim Consolidated Financial
Statements). The waiver covers all reporting periods through December 31, 2002.
The Company and the lenders to the DIP Facility have agreed to the terms of an amendment that will permanently exclude the $230.0 million of charges from the financial covenants computations. The amendment will also (a) allow for the sale of certain non-core and non-operating properties, subject to certain possible reductions in the fixed asset component of the borrowing base, (b) clarify the
Company's ability to make investments in or to provide certain guarantees in respect of certain debt obligations of QAL, in which the Company owns a 20%
interest (see Note 8 of Notes to Interim Consolidated Financial Statements), (c)
adjust a financial compliance test under the DIP Facility to reflect more recent market trends, (d) exclude certain non-cash, restructuring and benefit-related charges reflected in year-to-date result and certain possible additional charges
(see Note 4 of Notes to Interim Consolidated Financial Statements) from the calculation of the financial covenant and (e) to clarify that the adverse ruling received in respect of certain unfair labor practices ("ULPs" - see Note 8 of
Notes to Interim Consolidated Financial Statements) does not represent a material adverse effect on the DIP Facility as long as such ruling is subject to appeal and no amounts are paid during the term of the DIP Facility. The amendment has been filed with the Court and is expected to be approved at the regularly scheduled December 17, 2002 Court hearing.

The Company believes that the cash and cash equivalents, cash flows from operations and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its required obligations during the pendency of the Cases. At October 31, 2002, cash and cash equivalents were approximately $74.1 million, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were approximately
$40.7 million. The October 31, 2002 balance of cash and cash equivalents declined from the balance at September 30, 2002 primarily because alumina customer shipments from Alpart and Gramercy that were scheduled for the end of
September 2002 had to be delayed until early-to-mid October 2002 due to the adverse weather conditions in the Caribbean and Gulf of Mexico during late
September 2002 and early October 2002. Thus cash receipts from these sales, which ordinarily would have been received by October 31, 2002, are not expected to be received until November 2002.

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

1.   The fact that the consolidated financial statements as of (and for the periods ended) September 30, 2002, and December 31, 2001 have been prepared on a "going concern" basis and do not include possible impacts arising in respect of the Cases. See Note 2 of Notes to Interim Consolidated Financial
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 9 of Notes to Interim Consolidated Financial
Statements, the Company historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates. However, because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the
Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. No hedging activities were conducted between the
Filing Date and October 31, 2002. The Company anticipates that, subject to prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. Court approval for such activities was received in July 2002. However, no assurance can be given as to when or if such hedging activities will restart.

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

Foreign Currency. The Company has historically entered into forward exchange contracts to hedge material cash commitments for foreign currencies. The
Company's primary foreign exchange exposure is related to the Company's
Australian Dollar (A$) commitments in respect of activities associated with its
20.0%-owned affiliate, QAL. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$
results in an approximate $1.0 - $2.0 million (decrease) increase in the
Company's annual pre-tax operating income.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed within 90 days of the filing date of this Report under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and
Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control. There have been no significant changes in the
Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information regarding the Cases included in Note 1 of Notes to Interim
Consolidated Financial Statements and the information regarding ULP allegations included in Note 8 of Notes to Interim Consolidated Financial Statements is
incorporated herein by reference. For additional information concerning material legal proceedings with respect to the Company, reference is made to Part I, Item
3. "LEGAL PROCEEDINGS" in the Company's Form 10-K for the year ended December
31, 2001, Part II, Item 1. "LEGAL PROCEEDINGS" in the Company's Form 10-Q for
the period ended March 31, 2002 and Part II, Item 1. "LEGAL PROCEEDINGS" in the
Company's Form 10-for the period ended June 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1    Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2    Certification of John T. La Duc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          On August 13, 2002, under Item 9 "Regulation FD Disclosure" of Form
          8-K, the Company filed a Current Report on Form 8-K which included the certifications by Jack A. Hockema, the Company's Chief Executive
          Officer, and John T. La Duc, the Company's Chief Financial Officer,
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, related to the Company's Quarterly Report on Form 10-Q for the period ended June
          30, 2002.

          No other Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002. However, on October 23, 2002, under
          Item 5. "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that the Company intended to seek discussions with Pension Benefit Guaranty Corporation regarding alternatives to minimum pension funding requirements.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

                                      KAISER ALUMINUM & CHEMICAL CORPORATION

                                      By:         /s/ John T. La Duc
                                                    John T. La Duc
                                             Executive Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                                      KAISER ALUMINUM & CHEMICAL CORPORATION

                                      By:         /s/ Daniel D. Maddox
                                                    Daniel D. Maddox
                                              Vice President and Controller
                                             (Principal Accounting Officer)

Dated:   November 11, 2002

                                 CERTIFICATIONS

      I, Jack A. Hockema, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Kaiser Aluminum
& Chemical Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
                and

           c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 11, 2002                            /s/ Jack A. Hockema
                                                         Jack A. Hockema
                                                     Chief Executive Officer

      I, John T. La Duc, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Kaiser Aluminum
& Chemical Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13 a- 14 and 15d-14) for the registrant and we have:

           a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
                and

           c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                             /s/ John T. La Duc
                                                         John T. La Duc
                                                     Chief Financial Officer