Form 10-K
period 2002-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2003-03-31
CIK 54291

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934
For the fiscal year ended December 31, 2002
Commission file number 1-3605

                     KAISER ALUMINUM & CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                    94-0928288
(State of Incorporation)                (I.R.S. Employer Identification No.)

             5847 SAN FELIPE, SUITE 2500, HOUSTON, TEXAS 77057-3268
                (Address of principal executive office (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / /  No /X/

As of February 28, 2003, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant.

                       Documents Incorporated By Reference
                                      None

--------------------------------------------------------------------------------

                                      NOTE

Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the
Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 93 - 98 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page.
Please contact the office set forth below to request copies of this Report on
Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                                      Corporate Secretary
                                      Kaiser Aluminum & Chemical Corporation
                                      5847 San Felipe, Suite 2500
                                      Houston, Texas 77057-3268
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

     ITEM 11.     EXECUTIVE COMPENSATION

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

     ITEM 14.     CONTROLS AND PROCEDURES

     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K

SCHEDULE I

SIGNATURES

INDEX OF EXHIBITS

EXHIBIT 21        SUBSIDIARIES

PART I

ITEM 1.       BUSINESS

This Annual Report on Form 10-K (the "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (including, but not limited to, Item 1. "Business -
Business Operations," " - Competition," " - Environmental Matters," and " -
Factors Affecting Future Performance," Item 3. "Legal Proceedings," and Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. Certain sections of this Report identify other factors that could cause differences between such forward-looking statements and actual results (for example, see Item 1.
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

REORGANIZATION PROCEEDINGS

The Company, Kaiser and 24 of the Company's subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of
Delaware (the "Court") for reorganization under Chapter 11 of the United States
Bankruptcy Code (the "Code"); the Company, Kaiser and 15 of the Company's
subsidiaries (the "Original Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The Original Debtors and Additional Debtors are
collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing Date" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the
Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the
Court.

Original Debtors. During the first quarter of 2002, the Original Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries of the Company included in such filings were: Kaiser Bellwood Corporation,
Kaiser Aluminium International, Inc., Kaiser Aluminum Technical Services, Inc.,
Kaiser Alumina Australia Corporation (and its wholly owned subsidiary, Kaiser
Finance Corporation) and ten other entities with limited balances or activities.

The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of the Company and its subsidiaries arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

The outstanding principal of, and accrued interest on, all debt of the Original
Debtors became immediately due and payable upon commencement of the Cases.
However, the vast majority of the claims in existence at the Filing Date
(including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Original Debtors' Cases, the Court, upon motion by the Original Debtors, authorized the Original Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. In July 2002, the Court also issued a final order authorizing the Company to fund the cash requirements of its foreign joint ventures in the ordinary course of business and to continue using the Company's existing cash management systems. The Original Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, "assumption"
means that the Original Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Original Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Original Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant.

On February 12, 2002, the Company and Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP
Facility"). The Court signed a final order approving the DIP Facility in March
2002. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company is
able to borrow by means of revolving credit advances and to issue letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of
$300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the
Company and certain significant subsidiaries of the Company. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option.

In October 2002, the Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file a claim by such date and did not do so may be barred from asserting such claim against any of the Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the Company has not had sufficient time to analyze the proofs of claim to determine their validity, no provision has been included in the accompanying financial statements for claims that have been filed. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original
Debtors reserve the right to establish a separate bar date at a later time. A separate bar date of June 30, 2003 has been set for certain hearing loss claims.

Additional Debtors. On January 14, 2003, the Additional Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries included in such filings were: Kaiser Bauxite Company, Kaiser Jamaica Corporation, Alpart
Jamaica Inc., Kaiser Aluminum & Chemical of Canada Limited and five other entities with limited balances or activities.

The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might arise and be enforced by the Pension Benefit Guaranty Corporation
("PBGC") primarily as a result of the Company's failure to meet a $17.0 million accelerated funding requirement to its salaried employee retirement plan in
January 2003. From an operating perspective, the filing of the Cases by the
Additional Debtors had no impact on the Company's day-to-day operations.

In connection with the Additional Debtors' filings, the Court authorized the
Additional Debtors to continue to make payments in the normal course of business
(including payments of pre-Filing Date amounts), including payments of wages and benefits, payments for items such as materials, supplies and freight and payments of taxes. The Court also approved the continuation of the Company's existing cash management systems and routine intercompany transactions involving, among other transactions, the transfer of materials and supplies among affiliates.

In March 2003, the Additional Debtors were added as co-guarantors and the DIP
Facility lenders received super priority status with respect to certain of the
Additional Debtors' assets.

In March 2003, the Court set May 15, 2003 as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) must file their claims.

All Debtors. The following table sets forth certain financial information for the Debtors and non-Debtors as of and for the year ended December 31, 2002.

                                                                                             Consolidation/
                                               Original       Additional                       Elimination
                                                Debtors         Debtors       Non-Debtors        Entries      Consolidated
                                           ---------------- ---------------  -------------   --------------  --------------

Net sales                                  $       1,323.6  $         47.6   $      209.7    $      (111.3)  $     1,469.6
Operating income                                    (420.7)           33.1          (18.3)             -            (405.9)
Net income (loss)                                   (468.4)           22.6          (12.8)            (9.8)         (468.4)

Total assets                               $       1,952.3  $      1,219.4   $      608.6    $    (1,549.9)  $     2,230.4
Liabilities not subject to compromise                304.6            28.6          130.4             (2.0)          461.6
Liabilities subject to compromise                  2,726.0            -               -                -           2,726.0
Minority interests                                   -                -             102.3             18.8           121.1
Total stockholders' equity (deficit)              (1,078.3)        1,190.8          375.9         (1,566.7)       (1,078.3)

The Debtors' objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay, and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the Debtors' assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the
Debtors currently believe that it is likely that their liabilities will be found in the Cases to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be diluted or cancelled.

Under the Code, the rights and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors.

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The
Debtors expect that the appointed committees, together with the legal representative for potential future asbestos claimants that has been appointed in the Cases, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the committees and the legal representative for potential future asbestos claimants, including those of their counsel and other advisors.

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

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved extensions of the exclusivity period for all
Debtors through April 30, 2003. Additional extensions are likely to be sought.
However, no assurance can be given that such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s)
of reorganization for the Debtors.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it will reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that provides financial flexibility, including access to capital markets, for accretive acquisitions;
(c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued
presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases. Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely. The Company's strategic vision, which is subject to continuing review in consultation with the Company's stakeholders, may also be modified from time to time as the Cases proceed due to changes in such items as changes in the global markets, changes in the economics of the
Company's facilities or changing financial circumstances.

SUMMARY OF OPERATIONS

The Company sells significant amounts of alumina and primary aluminum in domestic and international markets. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2002, 2001 and 2000:

                                                                Sources(1)                              Uses(1)
                                                   ------------------------------------  ----------------------------------
                                                                          Third Party       Third Party      Intersegment
                                                      Production(2)        Purchases       Shipments(2)        Transfers
                                                   ------------------  ----------------  -----------------  ---------------
                                                                            (in thousands of tons*)
       Bauxite -
              2002                                            6,289.7           1,582.5            1,568.1          4,493.5
              2001                                            5,628.3           1,916.3            1,512.2          4,355.4
              2000                                            4,305.0           2,290.0            2,007.0          2,342.0
       Alumina -
              2002                                            2,848.5             258.9            2,626.6            343.9
              2001                                            2,813.9(3)          115.0            2,582.7            422.8
              2000                                            2,042.9             322.0            1,927.1            751.9
       Primary Aluminum  -
              2002                                              187.4               6.1              194.8              1.7
              2001                                              214.3              27.3              244.7              2.3
              2000                                              411.4              56.1              345.5            148.9
       Fabricated Aluminum Products(4) -
              2002                                                -               164.7              170.7              -
              2001                                                -               187.1              192.5              -
              2000                                                -               155.4              326.9              -

(1)  Sources and uses will not equal due to the impact of intrasegment consumption, inventory changes and alumina and primary aluminum swaps.
(2)  Production and third party shipments include the Company's share of consolidated joint venture activities.
(3)  During September 2001, the Company sold an 8.3% interest in Queensland
     Alumina Limited ("QAL"). See "Business Operations--Bauxite and Alumina
     Business Unit--QAL" below for a discussion of effects of the sale on alumina production.
(4)  Fabricated aluminum products activity is reported in equivalent tons of primary aluminum. Third party purchases represent purchases of primary aluminum, including scrap.

---------------------------
*    All references to tons in this Report refer to metric tons of 2,204.6 pounds.

BUSINESS OPERATIONS

The Company conducts its business through its five main business units (Bauxite and alumina, Primary aluminum, Commodities marketing, Flat-rolled products and
Engineered products), each of which is discussed below.

-   Bauxite and Alumina Business Unit
The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 2002:

                                                                                                 Annual
                                                                                             Production              Total
                                                                                               Capacity             Annual
                                                                            Company        Available to         Production
Activity                                 Facility        Location         Ownership         the Company           Capacity
------------------                   ------------  --------------  ----------------   -----------------   ----------------
                                                                                                 (tons)             (tons)

Bauxite Mining                       KJBC          Jamaica                    49.0%           4,500,000          4,500,000
                                     Alpart(1)     Jamaica                    65.0%           2,275,000          3,500,000
                                                                                      -----------------   ----------------
                                                                                              6,775,000          8,000,000
                                                                                      =================   ================
Alumina Refining                     Gramercy      Louisiana                 100.0%           1,250,000          1,250,000
                                     Alpart        Jamaica                    65.0%             942,500          1,450,000
                                     QAL           Australia                  20.0%             730,000          3,650,000
                                                                                      -----------------   ----------------
                                                                                              2,922,500          6,350,000
                                                                                      =================   ================
------------
(1)  Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

The Company is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. The Company's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Competition" and "- Commodity
Marketing" in this Report. During 2002, the Company sold alumina to approximately 14 customers, the largest and top five of which accounted for approximately 20% and 73%, respectively, of the business unit's third-party net sales. All of the Company's third-party sales of bauxite in 2002 were made to one customer, which sales represent approximately 6% of the business unit's third-party net sales. The Company's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries, and users of chemical grade alumina. Marketing and sales efforts are conducted by personnel located in Baton Rouge, Louisiana.

KJBC. The Government of Jamaica has granted the Company a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of the Company's Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. Kaiser Jamaica Bauxite Company
("KJBC") mines bauxite from land which is subject to the mining lease as an agent for the Company. The Company holds its interest in KJBC through a wholly owned subsidiary (Kaiser Bauxite Company) which was one of the Company's subsidiaries that filed a petition for reorganization under the Code in January
2003. KJBC did not file a petition for reorganization. The Company and Kaiser
Bauxite Company have the authority from the Court to fund KJBC's cash requirements in the ordinary course of business. Although the Company (through
Kaiser Bauxite Company) owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by
KJBC is refined into alumina at the Gramercy facility and the remainder is sold.
KJBC's operations were impacted by the Gramercy incident (see Gramercy below).
The Government of Jamaica, which owns 51% of KJBC, has agreed to grant the
Company an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the
Gramercy facility to produce at its rated capacity for an additional ten year period.

Gramercy. Alumina produced by the Gramercy refinery is primarily sold to third parties. The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under long-term contracts typically linked to London Metal Exchange prices ("LME prices") for primary aluminum. Chemical grade alumina is sold at a premium price over smelter grade alumina. Production at the plant was curtailed from July 1999 until December 2000 (at which time partial production commenced) as a result of an explosion in the digestion area of the plant. Construction at the facility was substantially completed in the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. Since the end of February 2002, the plant has, except for normal operating variations, generally operated at approximately 100% of its newly-rated capacity. During
2001, abnormal Gramercy-related start-up costs and litigation costs totaled approximately $64.9 million and $6.5 million, respectively. These incremental costs for 2001 were offset by approximately $36.6 million of additional insurance benefit (recorded as a reduction of Bauxite and alumina business unit's cost of products sold). The abnormal start-up costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During 2002, because the plant was operating at near full capacity, the amount of start-up costs was substantially reduced as compared to prior periods. Such costs were approximately $3.0 million during the first quarter of 2002 and were substantially eliminated during the balance of 2002. The facility is now focusing its efforts on achieving its full operating efficiency. While production was curtailed, the Company purchased alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply major customers' needs as well as to meet intersegment requirements.

Alpart. The Company owns a 65% interest in Alpart, and Hydro Aluminium a.s
("Hydro") owns the remaining 35% interest. The Company holds its interests in
Alpart through two wholly owned subsidiaries (Kaiser Jamaica Corporation and
Alpart Jamaica Inc.), which were two of the Company's subsidiaries that filed petitions for reorganization under the Code in January 2003. Alpart did not file a petition for reorganization. The Debtors have the authority from the Court to fund Alpart's cash requirements in the ordinary course of business. Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in
Jamaica. The Company has management responsibility for the facility on a fee basis. The Company and Hydro are responsible for their proportionate shares of
Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024. Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, have been operating a bauxite mining operation joint venture that consolidated their bauxite mining operations in Jamaica since the first half of 2000. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves with the objective to optimize mining operations and capital costs. As part of the Company's initiatives launched in 2001, Alpart's annual production capacity is expected to increase to 1,650,000 tons per year during 2003, which would equate to an increase in the Company's share of annual production by over
100,000 tons per year.

QAL. The Company owns a 20% interest in QAL, after selling an approximate 8.3%
interest in September 2001. The Company holds its interest in QAL through a wholly owned subsidiary (Kaiser Alumina Australia Corporation ("KAAC")) which is one of the Company's subsidiaries that filed a petition for reorganization under the Code in 2002. The Debtors have the authority from the Court to fund QAL's cash requirements in the ordinary course of business. QAL, which is located in
Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts.
The shareholders, including KAAC, purchase bauxite from another QAL shareholder under long-term supply contracts. KAAC has contracted with QAL to take approximately 600,000 tons per year of alumina or pay standby charges. KAAC is unconditionally obligated to pay amounts calculated to service its share ($49.0 million at December 31, 2002) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. Historically, the Company has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Mead and Tacoma smelters, which have been curtailed since the last half of 2000. The reduction in the Company's alumina supply associated with its sale of a portion of its QAL interest has been substantially offset by the return of its Gramercy alumina refinery to full operations during the first quarter of 2002 at a higher capacity, by reduced internal requirements due to production curtailments of primary aluminum facilities and by the previously noted planned increase in capacity in 2003 at its Alpart alumina refinery in Jamaica. Accordingly, the sale of a portion of the Company's QAL interest did not have an adverse impact on the Company's ability to satisfy existing third-party customer contracts.

-   Primary Aluminum Business Unit
The following table lists the Company's primary aluminum smelting facilities as of December 31, 2002:

                                                                            Annual Rated            Total            2002
                                                                                Capacity           Annual         Average
                                                           Company         Available to             Rated       Operating
Location                                 Facility        Ownership           the Company         Capacity            Rate
-----------------                      ----------     ------------      ----------------      -----------    ------------
                                                                                  (tons)           (tons)
Ghana                                  Valco                   90%               180,000          200,000           66%
Wales, United Kingdom                  Anglesey                49%                66,150          135,000          103%
Washington, United States              Mead                   100%               200,000          200,000            -(1)
                                                                        ----------------      -----------
              Total                                                              446,150          535,000
                                                                        ================      ===========

------------
(1)  Production was completely curtailed during 2002. In January 2003, the
     Company announced the indefinite curtailment of the Mead facility - see
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

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2002, the Company sold its primary aluminum production to approximately 37 customers, the largest and top five of which accounted for approximately 52% and 99%, respectively, of the business unit's third-party net sales. See "-Competition" in this Report. Marketing and sales efforts are conducted by personnel located in Baton Rouge, Louisiana.

Electric power represents an important production input for the Company at its aluminum smelters and its cost can significantly affect the Business Unit's profitability.

Valco. The Company manages, and directly owns a 90% interest in, the Volta
Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. The Company's share of the primary aluminum is sold to third parties.

Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority ("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 2002 and 2001, Valco operated an average of three and four potlines, respectively. The amount of power made available to Valco by the VRA depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative (non-Valco) uses of the power generated, as directed by the VRA.
As of February 28, 2003, the lake level was at a ten-year low. During late 2000,
Valco, the Government of Ghana ("GoG") and the VRA reached an agreement, subject to Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However,
Parliamentary approval was not received and, in March 2002, the GoG reduced
Valco's power allocation forcing Valco to curtail one of its four operating potlines. Valco's power allocation was further reduced in January 2003 resulting in the curtailment of two additional operating potlines. As of February 28,
2003, Valco was operating one of its five potlines. However, no assurances can be given that Valco will continue to receive sufficient power to operate the one remaining operating potline. Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situations. Valco has objected to the power curtailments and expects to seek appropriate compensation from the GoG. In addition, Valco and the Company have filed for arbitration with the International Chamber of Commerce in Paris against both the GoG and the VRA. However, no assurances can be given as to the ultimate success of any such actions or to the likelihood of Valco receiving any compensation from the VRA or GoG.

Valco did not file a petition for reorganization. The Company does not expect
Valco's operations to be adversely affected as a result of the Cases as the
Debtors have received the authority from the Court to fund Valco's cash requirements in the ordinary course of business. The Company and the PBGC have entered into a stipulation, which was approved by the Court, that extends the automatic stay in bankruptcy to Valco to prevent statutory liens from arising against Valco in respect of certain pension obligations related to the Company's
U.S. pension plans (see Note 10 of Notes to Consolidated Financial Statements).
The stipulation currently expires on December 31, 2003. It can be extended beyond that date either through agreement of the parties or involuntarily by order of the Court. The Company is unable to assess at this time whether an extension of the stipulation might be necessary or whether, if sought, an extension might be obtained. If the stipulation were not extended, a PBGC lien could arise against Valco that could have material consequences. The Company is unable to state at this time whether a lien, if one arose, would be enforceable in Ghana against Valco.

Anglesey. The Company also owns a 49% interest in the Anglesey Aluminium Limited
("Anglesey") aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. The Company supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of
Anglesey's output to third parties. Anglesey operates under a power agreement that provides sufficient power to sustain its operations at full capacity through September 2009.

Anglesey did not file a petition for reorganization. The Company does not expect
Anglesey's operations to be adversely affected as a result of the Cases as the
Debtors have received the authority from the Court to fund Anglesey's cash requirements in the ordinary course of business.

Mead and Tacoma. The Mead facility uses pre-bake technology. Through 2000, the
Bonneville Power Administration ("BPA") was supplying approximately half of the electric power for the Mead and Tacoma smelters, with the balance coming from other suppliers. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company curtailed primary aluminum production at the Mead and Tacoma, Washington, smelters during the last half of 2000 and all of 2001 and 2002. During this same period, as permitted under the BPA contract, the Company remarketed to the BPA the available power that it had under contract through September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and received cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. Both smelters remained completely curtailed during 2001 and 2002.

During October 2000, the Company signed a new power contract with the BPA under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately 290 megawatts of power through
September 2006. The contract provided the Company with sufficient power to fully operate the Company's Trentwood facility (which requires up to approximately 40 megawatts), as well as approximately 40% of the combined capacity of the
Company's Mead and Tacoma aluminum smelting operations. However, the October
2000 contract was less favorable than the prior contract and contained several clauses that had adverse consequences for the Company. As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. See Note 3 of Notes to
Consolidated Financial Statements for a discussion of the Company's rejection of the BPA contract.

In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. If the Company were to restart all or a portion of its Mead facility, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Mead facility would result in production and cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices.

In January 2003, the Court approved the sale of the Tacoma smelter to the Port of Tacoma. The sale closed in February 2003. See Note 17 of Notes to
Consolidated Financial Statements for additional discussion on the sale of the
Tacoma smelter.

-   Commodities Marketing Business Unit
The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, the Company enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities to the Company, the Company reports its primary aluminum-related hedging activities as a separate segment. Primary aluminum-related hedging activities are managed centrally on behalf of all of the Company's business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate those positions in advance of the initial Filing Date. The net gain associated with those liquidated positions was deferred and is being recognized as income through December 31, 2003 (the period during which the underlying transactions are expected to occur). During December 2002 and the first quarter of 2003, the Company, with Court approval, reinstituted its hedging program when it entered into hedging transactions with respect to a portion of its 2003 fuel oil requirements consumed in its production process. The Company anticipates that, subject to the prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the
Company will enter into such additional hedging activities.

Hedging activities conducted in respect of the Company's cost exposure to energy prices and foreign exchange rates are not considered a part of the Commodity marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

-   Flat-Rolled Products Business Unit
The Flat-rolled products business unit operates the Trentwood, Washington, rolling mill. During recent years, the business unit has sold to the aerospace, transportation and industrial ("ATI") markets (producing heat-treat sheet and plate products), both directly and through distributors.

During 2000, the Company shifted the product mix of its Trentwood rolling mill toward higher value-added product lines, exited beverage can body stock, wheel and common alloy products in 2001 and exited the can lid and tab stock and brazing sheet products in 2002 in an effort to enhance its profitability.

In 2002, the business unit sold to approximately 82 customers in the ATI markets, most of which represented heat-treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers in the ATI markets for flat-rolled products accounted for approximately 16% and 41%, respectively, of the business unit's third-party net sales. See "- Competition" in this Report. Sales are made directly to end-use customers and distributors by the Company's sales representatives located in the
United States and Europe, and by independent sales agents in Asia.

-   Engineered Products Business Unit
The Engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the
United States and Canada. Major markets for extruded products are in the ground transportation industry, to which the business unit sells extrusions for automobiles, light-duty vehicles, heavy duty trucks and trailers, and shipping containers, and in the distribution, durable goods, defense, ordnance and electrical markets.

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
The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. The Company's remaining forging facility is located in Greenwood, South Carolina. Another forging facility located in Oxnard, California was sold in December 2002. Through its sales and engineering office in Southfield, Michigan, the business unit staff works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

The Company's London, Ontario facility is owned by a wholly owned subsidiary
(Kaiser Aluminum & Chemical of Canada Limited ("KACCL")) which was one of the
Company's subsidiaries that filed a petition for reorganization under the Code in January 2003. The Company does not believe KACCL's operations will be adversely affected by the Cases.

In 2002, the Engineered products business unit had approximately 600 customers, the largest and top five of which accounted for approximately 10% and 25%, respectively, of the business unit's third-party net sales. See "- Competition"
below. Sales are made directly to end-use customers and distributors by the
Company sales representatives located across the United States.

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

RESEARCH AND DEVELOPMENT

Net expenditures for research and development activities were $1.8 million in
2002, $4.0 million in 2001, and $5.6 million in 2000. The Company estimates that research and development net expenditures will be in the range of $2.0 million to $3.0 million in 2003.

EMPLOYEES

At December 31, 2002, the Company employed approximately 5,200 persons, of which approximately 3,400 were employed by the Debtors and 1,800 were employed by non-Debtors. At December 31, 2001, the Company employed approximately 5,800 persons.

The labor agreements with the employees at the Valco smelter in Ghana and the employees at the Alpart refinery in Jamaica were renewed in 2002 and with the employees at the London, Ontario facility in February 2003.

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
Our objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with our ability to pay and the continuation of our businesses. However, there can be no assurance that we will be able to attain these objectives or achieve a successful reorganization and remain a going concern. The consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Debtors to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

       1.     If the Debtors were to decide to sell certain assets not deemed a critical part of the reorganized entity, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant.

       2.     Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the BPA contract to be in the
              Company's best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the BPA's proof of claim filed in connection with the Cases in respect of the contract rejection.

       3.     As more fully discussed below, the amount of pre-Filing Date claims ultimately allowed by the Court in respect of contingent claims and benefit obligations may be materially different from the amounts reflected in the consolidated financial statements.

While valuation of the Debtors' assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Debtors currently believe that it is likely that their liabilities will be found in the Cases to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be diluted or cancelled. Because of such possibility, the value of the Common Stock is speculative and any investment in the Common Stock would pose a high degree of risk.

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

-   We may not operate profitably in the future
We reported a net loss of $468.4 million for the year ended December 31, 2002, which included a number of significant special items and non-cash charges. Even if such items were excluded from the results for 2002, results for the year ended December 31, 2002 would have been a net loss. There can be no assurance that we will generate a profit from recurring operations or that we will operate profitably in future periods. During 2002, the Company experienced a net decrease in cash and cash equivalents of $74.6 million; $49.6 million of which was used in operating activities and $25.0 million of which was used in investing and financing activities. The $49.6 million of cash and cash equivalents used in operations included several items not typically considered part of our normal recurring operations including: (a) asbestos-related insurance recoveries of $23.3 million; (b) approximately $30.0 million of funding to QAL in respect of QAL's scheduled debt maturities; and (c) foreign income tax payments related to prior year activities of $8.0 million. The balance of the cash and cash equivalents used in operations ($34.9 million)
resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices below long-term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices.

To date, despite the foregoing adverse consequences, the Company's liquidity
(cash and cash equivalents plus unused availability under the DIP Facility) has remained strong, averaging between $200.0 million and $250.0 million during the fourth quarter of 2002. The completed sales of the Tacoma facility and the
Company's interests in an office building during the first quarter of 2003 are expected to further bolster the Company's liquidity. However, no assurances can be given that the Company's liquidity will not erode if the adverse market factors continue for an extended period or for other reasons.

-  Our earnings are sensitive to a number of variables
Our operating earnings are sensitive to a number of variables over which we have no direct control. Key variables in this regard include prices for primary aluminum and energy and general economic conditions.

The price of primary aluminum significantly affects our financial results.
Primary aluminum prices historically have been subject to significant cyclical price fluctuations. The Company believes the timing of changes in the market price of aluminum are largely unpredictable. Since 1993, the average LME transaction price has ranged from approximately $.50 to $1.00 per pound.

Electric power represents an important production input for us at our aluminum smelters and its cost can significantly affect our profitability. Power contracts for our smelters have varying contractual terms. See
"Business--Primary Aluminum Business Unit." Our earnings, particularly in our
Bauxite and Alumina business unit, are also sensitive to changes in the prices for natural gas, fuel oil and diesel oil which are used in our production processes, and to foreign exchange rates in respect of our cash commitments to our foreign subsidiaries and affiliates.

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and aerospace markets. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for alumina and primary aluminum.

-  The indefinite curtailment of the Mead facility may have adverse impacts on the Company
The Mead facility is expected to remain curtailed indefinitely unless/until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. Until then, the Company will incur certain costs to safely maintain the property. While other costs are being reduced to a minimum, these costs may range from $3.0 million to $5.0 million per year and will reduce the Company's otherwise available liquidity. However, at some point in the future, the Company may decide, due to economic conditions and foreign competition and other factors, to sell the facility. If, in connection with such a hypothetical disposition, the Company were required to dismantle, demolish or otherwise permanently close the Mead facility, the demolition and environmental remediation costs could be significant. While the proceeds of such a disposition might offset such costs, no assurances can be provided that such amounts would fully or substantially offset the environmental remediation costs.

-  We may not have electric power in sufficient amounts and/or at affordable costs available for our smelting operations
Electric power represents an important production input at our aluminum smelters and its cost can significantly affect our profitability. Power contracts for our smelters have varying contractual terms. In March 2002, the GoG reduced the power allocation for our 90% owned Valco smelter forcing Valco to curtail one of its four operating potlines. In January 2003, Valco's power allocation was further reduced forcing the curtailment of two additional operating potlines. As of February 28, 2003, Valco was operating only one of its five potlines. See
"Business--Primary Aluminum Business Unit--Valco." We cannot provide assurance that electric power will be available in the future, at affordable prices, for our smelters.

-  The Company's current or past operations subject it to environmental compliance, clean-up and damage claims that have been and continue to be costly
The operations of the Company's facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2003 - 2004 period, the Company's environmental capital spending will be approximately $1.3 million per year and that the Company's operating costs will include pollution control costs totaling approximately
$14.8 million per year. However, subsequent changes in environmental laws may change the way the Company must operate and may force the Company to spend more than we currently project.

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

Currently, the Company is subject to certain lawsuits under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The
Company, along with certain other companies, has been named as a Potentially
Responsible Party for clean-up costs at certain third-party sites listed on the
National Priorities List under CERCLA. As a result, the Company may be exposed not only to its assessed share of clean-up but also to the costs of others if they are unable to pay. Additionally, the Company's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Company and the regulatory authorities agreed to a plan of remediation in respect of the
Mead facility in January 2000.

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect the Company to incur in connection with these matters. At December 31, 2002, the balance of our accruals, which are primarily included in our long-term liabilities, was
$59.1 million. We estimate that the annual costs charged to these environmental accruals will be approximately $.6 million to $12.3 million per year for the years 2003 through 2007 and an aggregate of approximately $33.3 million thereafter. However, we cannot assure you that the Company's actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 million.
See Note 14 of Notes to Consolidated Financial Statements for additional information.

-  The settlement of the asbestos-related matters may have a major impact on our plan of reorganization
The Company has been one of many defendants in numerous lawsuits in which the plaintiffs allege that they have injuries caused by exposure to asbestos during, and as a result of, their employment or association with the Company, or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company sold more than 20 years ago.
Due to the Cases, existing lawsuits are stayed and new lawsuits cannot be commenced against us.

Our December 31, 2002, balance sheet includes a liability for estimated asbestos-related costs of $610.1 million. In determining the amount of the liability, we have included estimates only for the costs of claims through 2011 because we do not have a reasonable basis for estimating costs beyond that period. However, the plan of reorganization process will require an estimation of the Company's entire asbestos-related liability, which may go beyond 2011.
Additional asbestos-related claims are likely to be filed against the Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability.
However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through
2011. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Management will periodically continue to reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

We believe the Company has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2002 balance sheet includes a long-term receivable for estimated insurance recoveries of $484.0 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional claims are received.
However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from the Company's insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. During October 2001, the court ruled favorably on a number of policy interpretation issues, one of which was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to our estimates of current and future asbestos-related insurance recoveries. The trial court is scheduled to decide certain policy interpretation issues in Sprin 2003 and may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from the Company's insurers is critical to a successful plan of reorganization and our long-term liquidity.

-  The outcome of the unfair labor practices ("ULPs") action filed by the United
   Steelworkers of America ("USWA") could adversely affect us
In connection with the strike by the USWA and the subsequent lock-out by the
Company, the USWA filed twenty-four allegations of ULPs. Twenty-two of the allegations were dismissed. A trial before an administrative law judge on the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the National Labor Relations
Board ("NLRB") award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of the proposed award and is not self-executing. The
USWA has filed a proof of claim of approximately $240.0 million in the Cases in respect of this matter. The NLRB also filed a proof of claim in respect of this matter. The NLRB claim was for $117.0 million, including interest of $18.0 million. The Company continues to believe that the allegations are without merit and will vigorously defend its position. The Company has appealed the ruling of the administrative law judge to the full NLRB. The NLRB general counsel and USWA have cross-appealed. Any outcome from the NLRB appeal would be subject to
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
future periods and the amount of such charge(s) could be significant. Any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would likely only be paid upon or after the
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
To the extent that the prices for primary aluminum exceed the fixed or ceiling prices established by the Company's hedging transactions or that energy costs or foreign exchange rates are below the fixed prices, our profits and cash flow would be lower than they otherwise would have been.

Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate those positions in advance of the Filing Date. During December 2002 and the first quarter of 2003, the Company, with Court approval, reinstituted its hedging program when it entered into hedging transactions with respect to a portion of its 2003 fuel oil requirements. The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents.
However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

-   We operate in a highly competitive industry
The production of alumina, primary aluminum and fabricated aluminum products is highly competitive. There are numerous companies who operate in the aluminum industry. Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

-  The Company is subject to political and regulatory risks in a number of countries
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

ITEM 2.       PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to the Company's operations are described in Item 1 "- Business Operations" and those descriptions are incorporated herein by reference. The Company owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses. However, the Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs.

The Company's obligations under the DIP Facility are secured by, among other things, mortgages on the Company's major domestic plants. See Note 7 of Notes to
Consolidated Financial Statements for further discussion.

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
Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with the plan of reorganization.
See Item 1. "Business - Reorganization Proceedings" for a discussion of the reorganization proceedings. Such discussion is incorporated herein by reference.

ASBESTOS-RELATED LITIGATION

The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for more than 20 years. The lawsuits are currently stayed by the Cases. The portion of Note 14 of
Notes to Consolidated Financial Statements under the heading "Asbestos
Contingencies" is incorporated herein by reference.

LABOR MATTERS

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of ULPs were filed by the USWA with the NLRB. Twenty-two of the twenty-four allegations of ULPs brought against the Company by the USWA were dismissed. A trial on the remaining two allegations before an administrative law judge concluded in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The Company continues to believe that the allegations are without merit and will vigorously defend its position.
The Company has appealed the ruling of the administrative law judge to the full
NLRB. The NLRB general counsel and the USWA have cross-appealed. Any outcome from the NLRB appeal would be subject to additional appeals in a United States
Circuit Court of Appeals by the general counsel of the NLRB, the USWA or the
Company. This process could take several years. This matter is not currently stayed by the Cases. Any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. The portion of Note 14 of
Notes to Consolidated Financial Statements under the heading "Labor Matters" is incorporated herein by reference.

GRAMERCY LITIGATION

On July 5, 1999, the Company's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. The incident resulted in a significant number of individual and class action lawsuits being filed against the Company and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. During 2002, all of these matters were settled for amounts which, after the application of insurance, were not material to the Company.

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

See Note 14 of Notes to Consolidated Financial Statements for discussion of additional litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holder of the Company during the fourth quarter of 2002.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

There is no established public market for the Company's Common Stock, which is held solely by Kaiser. The Company has not paid any dividends on its Common
Stock during the two most recent fiscal years. In accordance with the Code and the DIP Facility, the Company is not permitted to pay any dividends or purchase any of its stock.

Kaiser's non-qualified stock option plans, which are Kaiser's only stock option plans, have been approved by Kaiser's stockholders. The number of shares of
Common Stock to be issued upon exercise of outstanding options, the weighted average price per share of the outstanding options and the number of shares of
Common Stock available for future issuance under Kaiser's non-qualified stock option plans at December 31, 2002, included under the heading "Incentive Plans"
in Note 10 of Notes to Consolidated Financial Statements is incorporated herein by reference.

See Note 7 of Notes to Consolidated Financial Statements under the heading "Debt
Covenants and Restrictions" for additional information, which information is incorporated herein.

ITEM 6.       SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 4 of this Report, to the table at page 17 of Management's
Discussion and Analysis of Financial Condition and Results of Operations, to
Note 2 of Notes to Consolidated Financial Statements, and to the Five-Year
Financial Data on pages 71 - 72 in this Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

REORGANIZATION PROCEEDINGS

The Company, Kaiser and 24 of the Company's subsidiaries have filed separate voluntary petitions with the Court for reorganization under Chapter 11 of the
Code; the Company, Kaiser and 15 of the Company's subsidiaries (the "Original
Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The
Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entitles are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing
Date" shall mean, with respect to any particular Debtor, the date on which such
Debtor filed its Case. None of the Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

Original Debtors. The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of the Company and its subsidiaries arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets. In connection with the filing of the Original
Debtors' Cases, the Original Debtors are prohibited from paying pre-Filing Date obligations other than those related to certain joint ventures and in certain other limited circumstances approved by the Court.

In October 2002, the Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file a claim by such date and did not do so may be barred from asserting such claim against any of the Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the Company has not had sufficient time to analyze the proofs of claim to determine their validity, no provision has been included in the accompanying financial statements for claims that have been filed. The bar date does not apply to asbestos-related claims, for which the Original Debtors reserve the right to establish a separate bar date at a later date. A separate bar date of June 30,
2003 has been set for certain hearing loss claims.

Additional Debtors. The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might arise and be enforced by the PBGC primarily as a result of the Company's failure to meet a $17.0 million accelerated funding requirement to its salaried employee retirement plan in January 2003. From an operating perspective, the filing of the Cases by the Additional Debtors had no impact on the Company's day-to-day operations. In contrast to the circumstances of the Original Debtors, the Court authorized the Additional Debtors to continue to make all payments in the normal course of business (including payments of pre-Filing Date amounts) to creditors.

In March 2003, the Court set May 15, 2003 as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) must file their claims.

All Debtors. The Debtors' objective in the Cases is to achieve the highest possible recoveries for all creditors and stockholders and to continue the operation of their businesses. However, there can be no assurance that the
Debtors will be able to attain these objectives or to achieve a successful reorganization. While valuation of the Debtors' assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the
Debtors currently believe that it is likely that their liabilities will be found in the Cases to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be diluted or cancelled. Because of such possibility, the value of the
Common Stock is speculative and any investment in the Common Stock would pose a high degree of risk.

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved extensions of the exclusivity period for all
Debtors through April 30, 2003. Additional extensions are likely to be sought.
Extensions of this nature are believed to be routine in complex cases such as the Debtors' Cases. However, no assurance can be given that such future requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it will reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that provides financial flexibility, including access to capital markets, for accretive acquisitions;
(c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued
presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases. Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely. The Company's strategic vision, which is subject to continuing review in consultation with the Company's stakeholders, may also be modified from time to time as the Cases proceed due to changes in such items as changes in the global markets, changes in the economics of the
Company's facilities or changing financial circumstances.

Impact of the Cases on Financial Information. In light of the Cases, the accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern," which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the financial information for the year ended December 31, 2002, contained herein does not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies that may be allowed in the Cases, or (c)
the effect of any changes that may occur in connection with the Debtors'
capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

OVERVIEW

The Company operates in the following business segments: Bauxite and alumina,
Primary aluminum, Flat-rolled products, Engineered products and Commodities marketing. The Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 2002, 2001 and 2000. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained elsewhere herein. See Note 18 of Notes to Consolidated
Financial Statements for further information regarding segments. (All references to tons refer to metric tons of 2,204.6 pounds.) Intersegment transfers are valued at estimated market prices.

                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
(In millions of dollars, except shipments and prices)                              2002             2001             2000
------------------------------------------------------------------------- -------------  ---------------   --------------
Shipments: (000 tons)
   Alumina
      Third Party                                                              2,626.6          2,582.7          1,927.1
      Intersegment                                                               343.9            422.8            751.9
                                                                          -------------  ---------------   --------------
        Total Alumina                                                          2,970.5          3,005.5          2,679.0
                                                                          -------------  ---------------   --------------
   Primary Aluminum(1)
      Third Party                                                                194.8            244.7            345.5
      Intersegment                                                                 1.7              2.3            148.9
                                                                          -------------  ---------------   --------------
        Total Primary Aluminum                                                   196.5            247.0            494.4
                                                                          -------------  ---------------   --------------
   Flat-Rolled Products                                                           46.3             74.4            162.3
                                                                          -------------  ---------------   --------------
   Engineered Products                                                           124.4            118.1            164.6
                                                                          -------------  ---------------   --------------
Average Realized Third Party Sales Price:(2)
   Alumina (per ton)                                                      $        165   $          186    $         209
   Primary Aluminum (per pound)                                           $        .62   $          .67    $         .74
Net Sales:
   Bauxite and Alumina
      Third Party (includes net sales of bauxite)                         $      458.1   $        508.3    $       442.2
      Intersegment                                                                58.6             77.9            148.3
                                                                          -------------  ---------------   --------------
        Total Bauxite & Alumina                                                  516.7            586.2            590.5
                                                                          -------------  ---------------   --------------
   Primary Aluminum(1)
      Third Party                                                                265.3            358.9            563.7
      Intersegment                                                                 2.5              3.8            242.3
                                                                          -------------  ---------------   --------------
        Total Primary Aluminum                                                   267.8            362.7            806.0
                                                                          -------------  ---------------   --------------
   Flat-Rolled Products                                                          183.6            308.0            521.0
   Engineered Products                                                           425.0            429.5            564.9
   Commodities Marketing(3)                                                       39.1             22.9            (25.4)
   Minority Interests                                                             98.5            105.1            103.4
   Eliminations                                                                  (61.1)           (81.7)          (390.6)
                                                                          -------------  ---------------   --------------
        Total Net Sales                                                   $    1,469.6   $      1,732.7    $     2,169.8
                                                                          =============  ===============   ==============
Operating Income (Loss):
   Bauxite & Alumina (4)                                                  $      (48.5)  $        (46.9)   $        57.2
   Primary Aluminum(5)                                                           (23.1)             5.1            100.1
   Flat-Rolled Products(5)(6)                                                    (30.7)              .4             16.6
   Engineered Products(5)(6)                                                       8.5              4.6             34.1
   Commodities Marketing                                                          36.2              5.6            (48.7)
   Eliminations                                                                    1.7              1.0               .1
   Corporate and Other(7)                                                        (98.8)           (68.2)           (61.1)
   Non-Recurring Operating (Charges) Benefits, Net(8)                           (251.2)           163.6             41.3
                                                                          -------------  ---------------   --------------
        Total Operating Income (Loss)                                     $     (405.9)  $         65.2    $       139.6
                                                                          =============  ===============   ==============
Net Income (Loss)                                                         $     (468.4)  $       (457.0)   $        17.5
                                                                          =============  ===============   ==============
Capital Expenditures                                                      $       47.6   $        148.7    $       296.5
                                                                          =============  ===============   ==============

(1)   Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.
(2)   Average realized prices for the Company's Flat-rolled products and
      Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix.
(3)   Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases. Net sales in 2001 and 2000 represent net settlements with counterparties for maturing derivative positions.
(4)   Operating results for 2002 include $4.4 of charges resulting from an increase in the allowance for doubtful receivables and a LIFO inventory charge of $.5. Operating results for 2001 include abnormal
      Gramercy-related start-up costs and litigation costs, net of business interruption-related insurance accruals, of $34.8 and a LIFO inventory charge of $3.7.
(5)   Operating results for 2002 include LIFO inventory charges of:  Primary aluminum - $2.1, Flat-Rolled Products - $2.0 and Engineered Products -
      $1.5.
(6)   Operating results for 2001 include LIFO inventory charges of: Flat-Rolled
      Products - $3.0 and Engineered Products - $1.5.
(7)   Operating results for 2002 include special pension charges of $24.1 and key employee retention program charges of $5.1.
(8)   See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of non-recurring operating (charges) benefits, net and the business segment to which the items relate.

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

SIGNIFICANT ITEMS

Market-related Factors. The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes
2 and 15 of Notes to Consolidated Financial Statements for a discussion of the
Company's hedging activities.

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

During 2002, the average LME price per pound for primary aluminum was $.61.
During 2001, the LME price began the year at $.71 per pound and then began a steady decrease ending 2001 at $.61 per pound. During 2000, the average LME price was $.70 per pound. At February 28, 2003, the LME price was approximately
$.66 per pound.

Indefinite Curtailment of Mead Facility. In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices, both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. As a result of the indefinite curtailment, in December 2002, the Company recorded non-cash non-recurring charges of: (a) $138.5 million to write-down the Washington smelter assets to their estimated fair value; (b) a net charge of $18.6 million to write-down certain aluminum and alumina inventories at the Northwest smelters to their net realizable values based on the Company's intent to sell (rather than use) such inventories; and (c) a LIFO inventory charge of $.9 million which resulted from the write-down of the aluminum and alumina inventories. Additionally, during
December 2002, the Company accrued approximately $58.8 million of pension, postretirement benefit and related obligations for the hourly employees who had been on a laid-off status and under the terms of their labor contract became eligible to elect early retirement because of the indefinite curtailment. See
Note 5 of Notes to Consolidated Financial Statements for additional discussion of the Mead curtailment.

Approximately $1.5 million of charges associated with salaried workforce reductions at the Mead facility will be recorded in the first quarter of 2003 because the recognition requirements under generally accepted accounting principles for such charges were not met at December 31, 2002.

Liquidity/Negative Cash Flow. During 2002, the Company experienced a net decrease in cash and cash equivalents of $74.6 million; $49.6 million of which was used in operating activities and $25.0 million of which was used in investing and financing activities. The $49.6 million of cash and cash equivalents used in operations included several items not typically considered part of our normal recurring operations including: (a) asbestos-related insurance recoveries of $23.3 million; (b) approximately $30.0 million of funding to QAL in respect of QAL's scheduled debt maturities; and (c) foreign income tax payments related to prior year activities of $8.0 million. The balance of the cash and cash equivalent used in operations ($34.9 million)
resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices that were below long-term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices.

Despite the foregoing, the Company's liquidity (cash and cash equivalents plus unused availability under the DIP Facility) has remained strong, averaging between $200.0 million and $250.0 million during the fourth quarter of 2002.
Recent improvements in primary aluminum prices, fabricated product demand, particularly aerospace products, and the sale of the Tacoma facility and the
Company's interests in an office building in the first quarter of 2003 are expected to further bolster the Company's liquidity. However, no assurances can be given that the recent primary aluminum price increase and fabricated product market demand improvement will be sustained or that the Company's liquidity will not erode for other reasons.

Pension Plan Matters. The assets of the Company-sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the performance of the stock market during 2002, and the resulting decline in the value of the assets held by the Company pension plans, the Company was required to reflect additional minimum pension liabilities of $133.1 million in its 2002 financial statements.
Additionally, 2003 operating results are expected to be adversely impacted by higher pension costs resulting from the decline in the value of the pension plans' assets and increased liabilities due to lower interest rates, restructuring activities and the incurrence of additional full early retirement obligations in respect of the Company's Washington smelters. However, the
Company does not currently intend to fund the remaining required pension contributions due in 2003 as it believes that virtually all of such amounts are pre-Filing Date obligations. As previously announced, the Company has met on several occasions with the PBGC to discuss alternative solutions to the pension funding issue that would assist the Company in assessing its alternatives for a plan of reorganization. These options include extended amortization periods for payments of unfunded liabilities or the potential termination of the plans.

Also, during 2002, the Company recorded charges of $24.1 million for additional pension expense. See Note 10 of Notes to Consolidated Financial Statements for
additional discussion of the additional pension expense.

Valco Operating Level. The amount of power made available to Valco by the VRA depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative
(non-Valco) uses of the power generated, as directed by the VRA. As of February
28, 2003, the lake level was at a ten-year low.

During late 2000, Valco, the GoG and the VRA reached an agreement, subject to
Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However,
Parliamentary approval was not received and, in March 2002, the GoG reduced
Valco's power allocation forcing Valco to curtail one of its four operating potlines. Valco's power allocation was further reduced resulting in the curtailment of two additional operating potlines in January 2003. In connection with such curtailments, $5.5 million of end-of-service benefits were paid resulting in a $3.2 million charge to earnings in January 2003. Additional curtailments and end-of-service payments/charges are possible. As of February
28, 2003, Valco was operating only one of its five potlines.

No assurance can be given that Valco will continue to receive sufficient power to operate the one remaining operating potline. Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situations. Valco has objected to the power curtailments and expects to seek appropriate compensation from the GoG. In addition, Valco and the Company have filed for arbitration with the International Chamber of
Commerce in Paris against both the GoG and the VRA. However, no assurances can be given as to the ultimate success of any such actions.

RESULTS OF OPERATIONS

Summary. The Company reported a net loss of $468.4 million for 2002, compared to a net loss of $457.0 million for 2001 and net income of $17.5 million for 2000.

Net sales in 2002 totaled $1,469.6 million compared to $1,732.7 million in 2001 and $2,169.8 million in 2000.

2002 AS COMPARED TO 2001

Bauxite and Alumina. Third party net sales of alumina for 2002 decreased 10% as compared to 2001, primarily due to an 11% decrease in third party average realized prices. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third party alumina sales contracts are linked. Third party shipments were up modestly primarily due to the curtailment of one of Valco's operating potlines in March 2002 discussed below.

Intersegment net sales for 2002 decreased 25% as compared to 2001 as the result of a 19% decrease in the intersegment shipments and a 7% decrease in intersegment average realized prices. The decrease in shipments was due to reduced shipments to the Primary alumina business unit primarily due to the curtailment of one of Valco's operating potlines in March 2002. The decrease in intersegment average realized prices is the result of a decrease in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.

Segment operating results (excluding non-recurring items) for 2002 were modestly worse than 2001. The decrease was primarily due to the decrease in the average realized price discussed above and the reduction in alumina shipments associated with the sale of a portion of our interest in QAL offset by the decrease in abnormal Gramercy related net start-up costs, favorable caustic prices at QAL and the return to a more normal cost performance at KJBC resulting in part from increased production volume (due to the Gramercy restart). Results for 2002 also included an increase of $4.4 million in the allowance for doubtful accounts and a LIFO charge of $.5 million. Operating results for 2001 included: (1) abnormal
Gramercy-related start-up costs and litigation costs of $64.9 million and $6.5 million, respectively, offset by business interruption-related insurance accruals of $36.6 million; and (2) a LIFO inventory charge of $3.7 million.

Segment operating results for 2002, discussed above, exclude non-recurring costs of $2.0 million incurred in connection with cost reduction initiatives. Segment operating results for 2001 exclude non-recurring costs of $15.8 million also incurred in connection with cost reduction initiatives.

Because of the January 2003 curtailment of two additional potlines at Valco (see
"Valco Operating Level" above), it is anticipated that 2003 intersegment shipments will decline but will be substantially offset by an increase in third-party sales of alumina.

Primary Aluminum. Third party net sales of primary aluminum decreased 26% for
2002 as compared to 2001 as a result of a 20% decrease in third party shipments and a 7% decrease in third party average realized prices. The decrease in shipments was primarily due to the curtailment of one of Valco's operating potlines in March 2002 and the curtailment of the rod operations at the Tacoma facility in the second quarter of 2001. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

Since the beginning of 2001, the Northwest smelters have been completely curtailed. The Mead facility is expected to remain curtailed indefinitely unless and until an appropriate combination of reduced power prices and higher primary aluminum prices occurs. The Tacoma facility was sold in February 2003. As a result, intersegment net sales of primary aluminum for 2002 and 2001 have been minimal. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

Segment operating results (before non-recurring items) for 2002 were substantially worse than 2001. The primary reasons for the decrease were the decreases in the average realized prices and net shipments discussed above and
Valco potline shutdown and pension costs, offset by lower alumina metal prices and reductions in overhead costs. Results for 2002 also included a LIFO inventory charge of $2.1 million.

Segment operating results for 2002, discussed above, exclude a non-cash charge of approximately $138.5 million related to the write-down of the Washington smelter assets to their estimated fair value, a non-cash charge of approximately
$21.4 million related to a write-down of certain aluminum and alumina inventories, an $.8 million LIFO inventory charge which resulted in connection with the write-down of the aluminum and alumina inventories and non-recurring costs of $2.7 million incurred in connection with cost reduction initiatives.
Segment operating results for 2002 also exclude approximately $58.8 million of pension and postretirement benefits and related obligations for the hourly employees who had been on a laid-off status and under the terms of their labor contract are eligible for early retirement because of the indefinite curtailment of the Mead facility. Segment operating results for 2001 excluded non-recurring net power sales gains of $229.2 million. These gains were offset by costs of
$7.5 million also incurred in connection with cost reduction initiatives and contractual labor costs related to the Washington smelter impairment of $12.7 million.

Because of the January 2003 curtailment of two additional potlines at Valco (see
"Valco Operating Level" above), it is anticipated that 2003 primary aluminum shipments will decline substantially.

Flat-Rolled Products. Net sales of flat-rolled products decreased 40% in 2002 as compared to 2001 primarily due to a 38% decrease in product shipments and a 4%
decrease in realized prices. Shipments in 2002 were lower than 2001 primarily due to a continuation of soft aerospace products demand and by the second quarter of 2002 exit of the can lid and tab stock and brazing sheet products offset modestly by an increase in general engineering plate demand. The decrease in average realized prices was due to the impact of weaker demand.

Segment operating results (before non-recurring items) for 2002 were worse than
2001 primarily due to the decrease in shipments and product prices discussed above. Operating results for 2002 were also adversely impacted by a LIFO inventory charge of $2.0 million. Partially offsetting these adverse impacts were reductions in overhead and other costs as a result of cost cutting initiatives. Operating results for 2001 included a LIFO inventory charge of $3.0 million.

Segment operating results for 2002 exclude non-recurring costs of $7.9 million incurred in connection with cost reduction initiatives and product line exit.
Segment operating results for 2002 also exclude a $1.6 million non-cash LIFO inventory charge associated with the product line exits. Segment operating results for 2001 excludes a non-cash impairment charge of $17.7 million associated with certain equipment that the Company planned to sell or idle as a result of the planned 2002 exit from the brazing heat-treat and tab stock product lines and non-recurring costs of $10.7 million also incurred in connection with cost reduction initiatives.

Engineered Products. Net sales of engineered products decreased modestly during
2002 as compared to 2001, as a 6% decrease in average realized prices was substantially offset by a 5% increase in product shipments. The decrease in average realized prices was due to lower metal prices as well as some erosion in overall product prices resulting from continuing weak overall market conditions.
The increase in product shipments was the result of increased ground transportation markets offset in part by reduced general aviation market shipments.

Segment operating results (before non-recurring items) for 2002 improved as compared to 2001. Such increase was primarily attributable to improved cost performance, higher shipment volumes and reductions in energy and overhead costs, offset in part by the net effect of the lower product prices factor described above and a LIFO inventory charge of $1.5 million. Operating results for 2001 included a LIFO inventory charge of $1.5 million.

Commodities Marketing. In 2002, net sales for this segment primarily represents recognition of deferred gains from hedges closed prior to the commencement of the Cases. See Note 15 of Notes to Consolidated Financial Statements. Gains or
losses associated with these liquidated positions are initially deferred in
Other comprehensive income and are subsequently recognized over the original hedging periods as the underlying purchases/sales occur. In 2001, net sales for this segment represented net settlements with third party brokers for maturing derivative positions.

Segment operating results for 2002 increased compared to the comparable periods in 2001 due to the higher prices implicit in the liquidation of the positions in
January 2002 versus the prevailing market prices during 2001.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales. Eliminations for 2002 include a benefit of $2.8 million of deferred intersegment profit offsetting the $21.4 million inventory write-down in the Primary aluminum business segment discussed above.

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses (excluding non-recurring items) in 2002 as compared to 2001 was due largely to higher medical and pension cost accruals for active and retired employees and non-cash pension charges of
$19.9 million (see Note 10 of Notes to Consolidated Financial Statements),
charges of $5.1 million related to the Company's key employee retention program
(see Note 16 of Notes to Consolidated Financial Statements) and payments in
January 2002 of approximately $4.2 million to a trust in respect of certain management compensation agreements (see Note 10 of Notes to Consolidated
Financial Statements) offset in part primarily by reduced salary and litigation expenses.

Corporate operating results for 2002, discussed above, exclude a non-cash impairment charge of approximately $20.0 million related to the Kaiser Center office complex, one of the Company's non-operating properties. Corporate operating results for 2001, discussed above, exclude non-recurring costs of $1.2 million incurred in connection with the Company's cost reduction initiatives.

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

Segment operating income (excluding non-recurring items) for 2001 decreased significantly versus 2000. The primary reasons for the decrease were the decreases in the average realized prices and shipments discussed above as well as overhead and other fixed costs associated with the curtailed Northwest smelting operations, which totaled approximately $30.0 million during 2001. The
Company believes that approximately half of such costs incurred are "excess" to the run rate that can be achieved during a prolonged curtailment period. During the third quarter of 2001, management took actions to minimize the excess outflows associated with the curtailed operations. These actions resulted in the elimination of most of the excess cost in 2002. Period-over-period results were also unfavorably impacted by higher energy costs at the Anglesey aluminum smelter, resulting from a new power contract entered into by Anglesey at the end of the first quarter of 2000.

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

Flat-Rolled Products. Net sales of flat-rolled products for 2001 decreased by approximately 41% as compared to 2000 as a 54% decrease in shipments was partially offset by a 29% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock, as a part of the planned exit from this product line. Current period shipments were also adversely affected by the reduced demand for general engineering heat-treat products and can lid and tab stock, due to a weak market. These decreases were only modestly offset by a strong aerospace demand during the first nine months of 2001. However, after the events of September 11, 2001, aerospace demand and the price for aerospace products declined substantially. The increase in average realized prices primarily reflects the change in product mix from can body stock to heat-treat products.

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

LIQUIDITY AND CAPITAL RESOURCES

As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on their
Filing Date are stayed while the Debtors continue business operations as debtors-in-possession, subject to the control and supervision of the Court. See
Note 1 of Notes to Consolidated Financial Statements for additional discussion of the Cases. At this time, it is not possible to predict the effect of the
Cases on the businesses of the Debtors.

Operating Activities. In 2002, operating activities used $49.6 million of cash.
This amount compares with 2001 when operating activities provided cash of $249.8 million and 2000 when operating activities provided cash of $83.1 million. The major reason for the decrease in cash between 2002 and 2001 is due to the non-recurring nature of the 2001 power sales. The increase in cash flows from operating activities between 2001 and 2000 resulted primarily from the impact of power sales and a decline in Gramercy-related receivables. The $49.6 million of cash and cash equivalents used in operations in 2002 included several items not typically considered part of our normal recurring operations including: (a)
asbestos-related insurance recoveries of $23.3 million; (b) approximately $30.0 million of funding to QAL in respect of QAL's scheduled debt maturities; and (c)
foreign income tax payments related to prior year activities of $8.0 million.
The balance of the cash and cash equivalents used in operations ($34.9 million)
resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices that were below long-term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices.

Investing Activities. Total consolidated capital expenditures were $47.6, $148.7 and $296.5 million in 2002, 2001 and 2000, respectively (of which $9.6, $10.4 and $5.4 million were funded by the minority partners in certain foreign joint ventures). Capital expenditures in 2001 and 2000 included $78.6 and $239.1 million spent with respect to rebuilding the Gramercy facility. Capital expenditures in 2000 also included $13.3 million spent with respect to the purchase of the non-working capital assets of the Chandler, Arizona drawn tube aluminum fabricating operation. The capital expenditures in 2002 and the remaining capital expenditures in 2001 and 2000 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total consolidated capital expenditures are currently expected to be between $50.0 and $80.0 million per year in each of 2003 and 2004 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures). Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United
States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

Financing Activities and Liquidity. On February 12, 2002, the Company and Kaiser
entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. The Court signed a final order approving the DIP Facility in March 2002. In March 2003, the Additional
Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional Debtors' assets. The
Company is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by the Company and certain significant subsidiaries of the Company. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option. During March 2003, the
Company obtained a waiver from the lenders in respect of its compliance with a financial covenant covering the four-quarter period ending March 31, 2003. The waiver is of limited duration and will lapse on June 29, 2003 unless otherwise incorporated into a formal amendment. The Company is working with the lenders to complete such an amendment that would incorporate the limited waiver and also modify the financial covenant for periods subsequent to December 31, 2002. The
Company believes that such an amendment will be agreed with the DIP Facility lenders not later than May 2003. While absolute assurances cannot be given in respect of the Company's ability to successfully obtain the necessary covenant modification, based on discussions with the DIP lenders and the fact that there are currently no outstanding borrowings and only a limited amount of letters of credit outstanding under the DIP Facility, the Company believes that acceptable modifications are likely to be obtained. As a part of this amendment, the
Company also plans to request that the lenders extend the DIP Facility past its current February 2004 expiration.

The Company currently believes that the cash and cash equivalents of $78.7 million at December 31, 2002, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the pendency of the Cases. At February 28, 2003, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $49.3 million. As of February 28, 2003,
$146.0 million (of which $75.7 million could be used for additional letters of credit) was available to the Company under the DIP Facility.

Commitments and Contingencies. During the pendency of the Cases, substantially all pending litigation against the Debtors, except that relating to certain environmental matters, is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be satisfied as part of a plan of reorganization.

The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals of $59.1 million at December 31, 2002. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 million.

The Company is also a defendant in a number of asbestos-related lawsuits that generally relate to products the Company has not sold for more than 20 years.
The lawsuits are currently stayed by the Cases. Based on past experience and reasonably anticipated future activity, the Company has established a $610.1 million accrual at December 31, 2002, for estimated asbestos-related costs for claims filed and estimated to be filed through 2011, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $484.0 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 2002. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist.
The timing and amount of future recoveries from its insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies.

In connection with the USWA strike and subsequent lock-out by the Company which was settled in September 2000, certain allegations of ULPs have been filed with the NLRB by the USWA. The Company believes that all such allegations are without merit. Twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, an administrative law judge of the NLRB ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of the proposed award and is not self-executing. The USWA has filed a proof of claim for $240.0 million in the Cases in respect of this matter. The
NLRB also filed a proof of claim in respect of this matter. The NLRB claim was for $117.0 million, including interest of approximately $18.0 million. The
Company continues to believe that the allegations are without merit and will vigorously defend its position. The Company has appealed the ruling of the administrative law judge to the full NLRB. The NLRB general counsel and the USWA have cross-appealed. Any outcome from the NLRB appeal would be subject to
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
future periods and the amount of such charge(s) could be significant. Any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would likely only be paid upon or after the
Company's emergence from the Cases.

While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, management currently believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, amounts paid, if any, in satisfaction of these matters could be significant to the results of the period in which they are recorded. See Note
14 of Notes to Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting management's beliefs.

OTHER MATTERS

Income Tax Matters. In light of the Cases, the Company has provided valuation allowances for all of its net deferred income tax assets as the Company no longer believes that the "more likely than not" recognition criteria were appropriate. See Note 9 of Notes to Consolidated Financial Statements for a
discussion of these and other income tax matters.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both very important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current
(and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

   1. The fact that the consolidated financial statements as of (and for the year ending) December 31, 2002 have been prepared on a "going concern"
      basis in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not
      include possible impacts arising in respect of the Cases.

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
      Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

      a.If the Company were to decide to sell certain assets not deemed a critical part of the reorganized entity, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant. This is because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of.
        Assets to be held and used are evaluated based on their expected undiscounted future net revenues. So long as the Company reasonably expects that such undiscounted future net revenues for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if possible or probable plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will
        (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

      b.Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the BPA contract to be in the Company's best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the BPA's proof of claim filed in connection with the Cases in respect of the contract rejection.

      c.As more fully discussed below, the amount of pre-Filing Date claims ultimately allowed by the Court in respect of contingent claims and benefit obligations may be materially different from the amounts reflected in the Consolidated Financial Statements.

      While valuation of the Company's assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Company currently believes that it is likely that its liabilities will be found in the Cases to exceed the fair value of its assets. Therefore, the Company currently believes that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be diluted or cancelled.

   2. The Company's judgments and estimates with respect to commitments and contingencies; in particular: (a) future asbestos related costs and obligations as well as estimated insurance recoveries and (b) possible liability in respect of claims of ULPs which were not resolved as a part of the Company's September 2000 labor settlement.

      Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both "probable" and the amount
      (or a range) of possible loss is "estimatable." In reaching a determination of the probability of an adverse ruling in respect of a matter, the Company typically consults outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. The Company may, in fact, obtain an adverse ruling in a matter that it did not consider a "probable" loss and which, therefore, was not accrued for in its financial statements. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, the Company may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range.

      The Company has two potentially material contingent obligations that are subject to significant uncertainty and variability in their outcome: (a)
      the USWA's ULP claim, and (b) the net obligation in respect of asbestos-related matters. Both of these matters are discussed in Note 14 of Notes to Consolidated Financial Statements and it is important that you read this note.

      As more fully discussed in Note 14, we have not accrued any amount in our
      December 31, 2002 financial statements in respect of the USWA ULP matter as we do not consider the contingent loss to be "probable." The possible range of loss in this matter is in the $100.0 million to $250.0 million range based on the proof of claims filed by the NLRB and USWA in connection with the Company's reorganization proceedings. This matter is not currently stayed by the Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would only be paid upon or after the Company's emergence from the Cases.

      Also, as more fully discussed in Note 14, the Company is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with the Company or by exposure to products containing asbestos last produced or sold by the
      Company more than 20 years ago. It is difficult to predict the number of claims that will ultimately be made against the Company or the settlement value of such claims. As of December 31, 2002, the Company had recorded an obligation for approximately $610.0 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the Company believed that significant uncertainty existed in trying to estimate any such amounts.
      However, it is possible that a different number of claims will be made during the ten-year period and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, the Company expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants has been appointed.
      The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

      The Company believes that it has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At December 31, 2002, the Company had recorded a receivable for approximately $484.0 million in respect of expected insurance recoveries related to existing claims and the estimate future claims over a ten-year period. However, the actual amount of insurance recoveries may differ from the amount recorded and the amount of such differences could be material. Further, depending on the amount of asbestos-related claims ultimately determined to exist (including those in the periods after
      2011), it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.

      See Note 14 of Notes to Consolidated Financial Statements for a more complete discussion of these matters.

   3. The Company's judgments and estimates in respect of its employee benefit plans.

      Pension and post-retirement medical obligations included in the consolidated balance sheet are based on assumptions that are subject to variation from year-to-year. Such variations can cause the Company's estimate of such obligations to vary significantly. Restructuring actions
      (such as the indefinite curtailment of the Mead smelter) can also have a significant impact on such amounts.

      For pension obligations, the most significant assumptions used in determining the estimated year-end obligation are the assumed discount rate and long-term rate of return ("LTRR") on pension assets. Since recorded pension obligations represent the present value of expected pension payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) will cause the estimated obligations to increase. Conversely, an increase in the discount rate will cause the estimated present value of the obligations to decline.
      The LTRR on pension assets reflects the Company's assumption regarding what the amount of earnings will be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR will cause the projected value of plan assets available to satisfy pension obligations to increase, yielding a reduced net pension obligation. A reduction in the LTRR reduces the amount of projected net assets available to satisfy pension obligations and, thus, causes the net pension obligation to increase.

      For post-retirement obligations, the key assumptions used to estimate the year-end obligations are the discount rate and the assumptions regarding future medical costs increases. The discount rate affects the post-retirement obligations in a similar fashion to that described above for pension obligations. As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase is assumed to be smaller, the projected obligation will decline.

      Please refer to Note 10 of Notes to Consolidated Financial Statements for
      information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated December 31, 2002 obligations and such differences may be material.

   4. The Company's judgment and estimates in respect to environmental commitments and contingencies.

      The Company is subject to a number of environmental laws and regulations
      ("environmental laws"), to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability
      Act of 1980, as amended by the Superfund Amendments Reauthorization Act of
      1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

      Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. However, making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

      An example of how environmental accruals could change is the current situation of the Company's Mead smelter. The Company announced the indefinite curtailment of the Mead smelter in January 2003. The Mead smelter is expected to remain curtailed indefinitely unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs to make a restart commercially feasible.
      However, at some point in the future, the Company may decide, due to economic conditions, foreign competition or other factors, to dispose of the facility. If, in connection with such hypothetical disposition the
      Company were required to dismantle, demolish or otherwise permanently close the Mead facility, the demolition and environmental remediation costs could be significant. While proceeds of a disposition might offset such costs, no assurances can be provided that receipts would fully or substantially offset the total costs of the environmental remediation costs.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 15 of Notes to Consolidated Financial Statements, the
Company historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates. However, because the agreements underlying the
Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the initial Filing Date. The Company has only completed limited hedging activities since the Filing Date (see below). The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents.
However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

SENSITIVITY

Alumina and Primary Aluminum. Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. The Company's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that during 2003 each
$.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $5.0 million, based on recent operating levels. This decrease in pre-tax earnings from prior periods of approximately $10.0 million per each $.01 change in market price per price-equivalent is due to the Valco potline curtailments.

Foreign Currency. The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with its 20.0%-owned affiliate, QAL. The
Company estimates that, before consideration of any hedging activities, a US
$0.01 increase (decrease) in the value of the A$ results in an approximate $1.5 million (decrease) increase in the Company's annual pre-tax operating income.

Energy. The Company is exposed to energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil consumed in the production process. The
Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company's annual pre-tax operating results by approximately $20.0 million.
Further, the Company estimates that each $1.00 change in fuel oil prices (per barrel) impacts the Company's pre-tax operating results by approximately $3.0 million.

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. During December 2002 and the first quarter of 2003, the Company purchased option contracts which cap the price that the Company would have to pay for 2.4 million barrels of fuel oil in 2003. This amount of fuel oil represents substantially all of the Company's exposure to fuel oil requirements for the second through fourth quarter of 2003.

Based on an average January 2003 fuel oil price (per barrel) of approximately
$30.0, the Company estimates the hedges would result in a net aggregate pre-tax increase to operating income of approximately $1.4 million in the first quarter of 2003.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Independent Auditors' Report

   Copy of Report of Independent Public Accountants

   Consolidated Balance Sheets

   Statements of Consolidated Income (Loss)

   Statements of Consolidated Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

   Statements of Consolidated Cash Flows

   Notes to Consolidated Financial Statements

   Quarterly Financial Data (Unaudited)

   Five-Year Financial Data

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical
Corporation:

We have audited the accompanying consolidated balance sheet of Kaiser Aluminum
& Chemical Corporation (Debtor-In-Possession) and subsidiaries as of
December 31, 2002, and the related consolidated statements of income (loss), stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Kaiser Aluminum & Chemical Corporation as of December 31, 2001 and for
the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. In their report, dated April 10, 2002, those auditors expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph as to the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical
Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company, Kaiser Aluminum Corporation, its parent company, and certain of the Company's subsidiaries have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and
2, the action of filing for reorganization under Chapter 11 of the Federal
Bankruptcy Code, losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern.
Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE

Houston, Texas
March 28, 2003

COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

Kaiser Aluminum & Chemical Corporation dismissed Arthur Andersen on April
30, 2002 and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur
Andersen's previously issued opinion dated April 10, 2002. Since Kaiser Aluminum
& Chemical Corporation is unable to obtain a manually signed audit report, a copy of Arthur Andersen's most recent signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation
S-X.

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

ARTHUR ANDERSEN LLP

Houston, Texas
April 10, 2002

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          December 31,
                                                                                    -------------------------
(In millions of dollars, except share amounts)                                             2002          2001
--------------------------------------------------------------------------------    -----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $     78.7     $   153.3
   Receivables:
     Trade, less allowance for doubtful receivables of $11.0 and $7.0                    103.1         124.1
     Other                                                                                51.4          88.8
   Inventories                                                                           254.9         313.3
   Prepaid expenses and other current assets                                              33.5          86.2
                                                                                    -----------    ----------

     Total current assets                                                                521.6         765.7

Investments in and advances to unconsolidated affiliates                                  69.7          63.0
Property, plant, and equipment - net                                                   1,009.9       1,215.4
Other assets                                                                             629.2         706.1
                                                                                    -----------    ----------

     Total                                                                          $  2,230.4     $ 2,750.2
                                                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise -
   Current liabilities:
     Accounts payable                                                               $    129.0     $   167.4
     Accrued interest                                                                      2.9          35.4
     Accrued salaries, wages, and related expenses                                        46.7          88.9
     Accrued postretirement medical benefit obligation - current portion                  60.2          62.0
     Other accrued liabilities                                                            64.3         222.0
     Payable to affiliates                                                                28.0          54.2
     Long-term debt - current portion                                                       .9         173.5
                                                                                    -----------    ----------

     Total current liabilities                                                           332.0         803.4

   Long-term liabilities                                                                  86.9         920.0
   Accrued postretirement medical benefit obligation                                        -          642.2
   Long-term debt                                                                         42.7         700.8
                                                                                    -----------    ----------
                                                                                         461.6       3,066.4
Liabilities subject to compromise                                                      2,726.0             -
Minority interests                                                                       121.1         117.8
Commitments and contingencies
Stockholders' equity (deficit):
     Preference stock - cumulative and convertible, par value $100, authorized
       1,000,000 shares, issued and outstanding, 8,669 and 9,250                            .7            .7
     Common stock, par value 331/3 cents, authorized 100,000,000 shares;
       issued and outstanding, 46,171,365 shares                                          15.4          15.4
     Additional capital                                                                2,454.8       2,437.6
     Accumulated deficit                                                              (1,113.6)       (645.2)
     Accumulated other comprehensive income                                             (243.9)        (67.3)
     Note receivable from parent                                                      (2,191.7)     (2,175.2)
                                                                                    -----------    ----------

       Total stockholders' equity                                                     (1,078.3)       (434.0)
                                                                                    -----------    ----------

           Total                                                                    $  2,230.4     $ 2,750.2
                                                                                    ===========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
(In millions of dollars)                                                                   2002          2001          2000
---------------------------------------------------------------------------------   -----------   -----------   -----------

Net sales                                                                           $  1,469.6    $  1,732.7    $  2,169.8
                                                                                    -----------   -----------   -----------

Costs and expenses:
   Cost of products sold                                                               1,408.2       1,638.4       1,891.4
   Depreciation and amortization                                                          91.5          90.2          76.9
   Selling, administrative, research and development, and general                        124.6         102.5         103.8
   Non-recurring operating charges (benefits), net                                       251.2        (163.6)        (41.9)
                                                                                    -----------   -----------   -----------

     Total costs and expenses                                                          1,875.5       1,667.5       2,030.2
                                                                                    -----------   -----------   -----------

Operating income (loss)                                                                 (405.9)         65.2         139.6

Other income (expense):
   Interest expense (excluding unrecorded contractual interest expense
     of $84.0 in 2002)                                                                   (20.7)       (109.0)       (109.6)
   Reorganization items                                                                  (33.3)           -             -
   Gain on sale of interest in QAL                                                          -          163.6            -
   Other - net                                                                              .4         (32.8)         (4.3)
                                                                                    -----------   -----------   -----------

Income (loss) before income taxes and minority interests                                (459.5)         87.0          25.7

Provision for income taxes                                                               (14.7)       (548.3)        (11.7)

Minority interests                                                                         5.8           4.3           3.5
                                                                                    -----------   -----------   -----------

Net income (loss)                                                                   $   (468.4)   $   (457.0)   $     17.5
                                                                                    ===========   ===========   ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME (LOSS)
--------------------------------------------------------------------------------
(In millions of dollars)
--------------------------------------------------------------------------------

                                                                                               Accumulated         Note
                                                                                     Accu-           Other   Receivable
                                            Preference      Common    Additional   mulated   Comprehensive         From
                                                 Stock       Stock       Capital   Deficit   Income (Loss)       Parent      Total
----------------------------------------- ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE, DECEMBER 31, 1999                $       1.5  $     15.4  $    2,173.0  $ (205.1)  $        (1.2) $  (1,912.9) $    70.7
   Net income                                      -           -            -        17.5             -             -        17.5
   Minimum pension liability adjustment,
     net of income tax benefit of $.4              -           -            -           -             (.6)          -         (.6)
                                                                                                                        ----------
     Comprehensive income                          -           -            -           -             -             -        16.9
   Interest on note receivable from parent         -           -          127.1         -             -         (127.1)         -
   Contribution for LTIP shares                    -           -             .7         -             -             -          .7
   Stock redemption                               (.8)         -            -           -             -             -         (.8)
   Dividends                                       -           -            -         (.5)            -             -         (.5)
                                          ------------ ----------- ------------- ---------  -------------- ------------ ----------

BALANCE, DECEMBER 31, 2000                         .7        15.4       2,300.8    (188.1)           (1.8)    (2,040.0)      87.0
   Net loss                                        -           -            -      (457.0)            -             -      (457.0)
   Minimum pension liability adjustment,
     net of income tax benefit of $38.0            -           -            -           -           (64.5)          -       (64.5)
   Cumulative effect of accounting change,
     net of income tax provision of $.5            -           -            -           -             1.8           -          1.8
   Unrealized net gain in value of derivative
     instruments arising during the
     year, net of income tax provision
     of $19.4                                      -           -            -           -            33.1           -        33.1
   Reclassification adjustment for
     net realized gains on derivative
     instruments included in net loss,
     net of income tax benefit of $5.8             -           -            -           -           (10.9)          -       (10.9)
   Adjustment of valuation allowances for
     net deferred income tax assets provided
     in respect of items reflected in Other
     comprehensive income (loss)                   -           -            -           -           (25.0)          -       (25.0)
                                                                                                                        ----------
   Comprehensive income (loss)                     -           -            -           -             -             -      (522.5)
   Interest on note receivable to parent           -           -          135.2         -             -         (135.2)         -
   Contributions for LTIP shares and
     restricted stock accretion                    -           -            1.6         -             -             -         1.6
   Dividends                                       -           -            -         (.1)            -             -         (.1)
                                          ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE DECEMBER 31, 2001                          .7        15.4       2,437.6    (645.2)          (67.3)    (2,175.2)    (434.0)
   Net loss                                        -           -            -      (468.4)            -             -      (468.4)
   Minimum pension liability adjustment            -           -            -           -          (136.6)          -      (136.6)
   Unrealized net decrease in value of
     derivative instruments arising during the
     year prior to settlement                      -           -            -           -           (12.1)          -       (12.1)
   Reclassification adjustment for net
     realized gains on derivative instruments
     included in net loss, net                     -           -            -           -           (27.9)          -       (27.9)
                                                                                                                        ----------
   Comprehensive income (loss)                     -           -            -           -             -             -      (645.0)
   Interest on note receivable to parent           -           -           16.5         -             -          (16.5)         -
   Contributions for LTIP shares                   -           -             .7         -             -             -          .7
                                          ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE, DECEMBER 31, 2002                $        .7  $     15.4  $    2,454.8  $(1,113.6) $      (243.9) $  (2,191.7) $(1,078.3)
                                          ============ =========== ============= =========  ============== ============ ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Year Ended December 31,
                                                                                          ----------------------------------------
(In millions of dollars)                                                                           2002          2001         2000
----------------------------------------------------------------------------------------  -------------  ------------  -----------

Cash flows from operating activities:
   Net income (loss)                                                                      $     (468.4)  $    (457.0)  $     17.5
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
       Depreciation and amortization (including deferred financing costs of $3.9,
         $5.1 and $4.4 , respectively)                                                            95.4          95.3         81.3
       Non-cash charges for reorganization items, non-recurring operating items and other        257.0          41.7         63.3
       Gains - sale of real estate and miscellaneous equipment in 2002, sale of QAL
         interest and real estate in 2001 and real estate in 2000                                 (3.8)       (173.6)       (39.0)
       Equity in (income) loss of unconsolidated affiliates, net of distributions                 (8.0)          1.1         13.1
       Minority interests                                                                         (5.8)         (4.3)        (3.5)
       Decrease (increase) in trade and other receivables                                         57.9         225.7       (169.0)
       Decrease in inventories, excluding LIFO adjustments and non-recurring items                31.1          66.7        125.8
       Decrease in prepaid expenses and other current assets                                      46.5          23.2         20.8
       Increase (decrease) in accounts payable (associated with operating activities)
         and accrued interest                                                                     20.5         (39.1)       (29.7)
       (Decrease) increase in payable to affiliates and other accrued liabilities                (67.8)        (48.5)        68.9
       (Decrease) increase in accrued and deferred income taxes                                  (24.6)        519.9        (10.2)
       Net cash impact by changes in long-term assets and liabilities                             32.4        (12.5)        (69.4)
       Other                                                                                     (12.0)         11.3         13.7
                                                                                          -------------  ------------  -----------
         Net cash (used) provided by operating activities                                        (49.6)        249.9         83.6
                                                                                          -------------  ------------  -----------
Cash flows from investing activities:
   Capital expenditures (including $78.6 and $239.1 in 2001 and 2000, respectively, related to
     the Gramercy facility)                                                                      (47.6)       (148.7)      (296.5)
   (Decrease) increase in accounts payable - Gramercy-related capital expenditures                 -           (34.6)        34.6
   Gramercy-related property damage insurance recoveries                                           -              -         100.0
   Net proceeds from disposition:  Oxnard facility, equipment and other in 2002,
     QAL interest and real estate in 2001 and various real estate in 2000                         31.4         171.6         66.9
   Other                                                                                           -             2.4           .2
                                                                                          -------------  ------------  -----------
         Net cash used by investing activities                                                   (16.2)         (9.3)       (94.8)
                                                                                          -------------  ------------  -----------
Cash flows from financing activities:
   Incurrence of financing costs                                                                  (8.8)           -           (.4)
   (Repayments) borrowings under credit agreement, net                                             -           (30.4)        20.0
   Repayments of other debt                                                                        -           (74.7)        (2.9)
   Redemption of preference stock                                                                  -            (5.5)        (2.8)
   Preference stock dividends paid                                                                 -             (.1)         (.5)
                                                                                          -------------  ------------  -----------
         Net cash (used) provided by financing activities                                         (8.8)       (110.7)        13.4
                                                                                          -------------  ------------  -----------
Net (decrease) increase in Cash and cash equivalents during the year                             (74.6)        129.9          2.2
Cash and cash equivalents at beginning of year                                                   153.3          23.4         21.2
                                                                                          -------------  ------------  -----------
Cash and cash equivalents at end of year                                                  $       78.7   $     153.3   $     23.4
                                                                                          =============  ============  ===========
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $1.2, $3.5 and $6.5                      $        5.4   $     106.0   $    105.3
   Income taxes paid                                                                              37.5          52.1         19.6

       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In millions of dollars, except share amounts)
--------------------------------------------------------------------------------

1.   REORGANIZATION PROCEEDINGS

Kaiser Aluminum & Chemical Corporation (the "Company"), its parent company,
Kaiser Aluminum Corporation ("Kaiser") and 24 of the Company's subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the
District of Delaware (the "Court") for reorganization under Chapter 11 of the
United States Bankruptcy Code (the "Code"); the Company, Kaiser and 15 of the
Company's subsidiaries (the "Original Debtors") filed in the first quarter of
2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The Original Debtors and Additional Debtors are
collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing Date" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the
Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the
Court.

Original Debtors. During the first quarter of 2002, the Original Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries of the Company included in such filings were: Kaiser Bellwood Corporation,
Kaiser Aluminium International, Inc., Kaiser Aluminum Technical Services, Inc.,
Kaiser Alumina Australia Corporation (and its wholly owned subsidiary, Kaiser
Finance Corporation) and ten other entities with limited balances or activities.

The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of the Company and its subsidiaries arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation (see Note 14) and growing legacy obligations for retiree medical and pension costs (see Note 10). The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

The outstanding principal of, and accrued interest on, all debt of the Original
Debtors became immediately due and payable upon commencement of the Cases.
However, the vast majority of the claims in existence at the Filing Date
(including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Original Debtors' Cases, the Court, upon motion by the Original Debtors, authorized the Original Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. In July 2002, the Court also issued a final order authorizing the Company to fund the cash requirements of its foreign joint ventures in the ordinary course of business and to continue using the Company's existing cash management systems. The Original Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, "assumption"
means that the Original Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Original Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Original Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant.

In October 2002, the Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file a claim by such date and did not do so may be barred from asserting such claim against any of the Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the Company has not had sufficient time to analyze the proofs of claim to determine their validity, no provision has been included in the accompanying financial statements for claims that have been filed. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original
Debtors reserve the right to establish a separate bar date at a later time. A separate bar date of June 30, 2003 has been set for certain hearing loss claims.

Additional Debtors. On January 14, 2003, the Additional Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries included in the Cases were: Kaiser Bauxite Company, Kaiser Jamaica Corporation, Alpart
Jamaica Inc., Kaiser Aluminum & Chemical of Canada Limited and five other entities with limited balances or activities.

The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that may arise and be enforced by the Pension Benefit Guaranty Corporation
("PBGC") primarily as a result of the Company's failure to meet a $17.0 accelerated funding requirement to its salaried employee retirement plan in
January 2003 (see Note 10). From an operating perspective, the filing of the
Cases by the additional Debtors had no impact on the Company's day-to-day operations.

In connection with the Additional Debtors' filings, the Court authorized the
Additional Debtors to continue to make payments in the normal course of business
(including payments of pre-Filing Date amounts), including payments of wages and benefits, payments for items such as materials, supplies and freight and payments of taxes. The Court also approved the continuation of the Company's existing cash management systems and routine intercompany transactions involving, among other transactions, the transfer of materials and supplies among affiliates.

In March 2003, the Court set May 15, 2003, as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) must file their claims.

All Debtors. The Debtors' objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors'
abilities to pay, and to continue the operations of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the
Debtors' assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Debtors currently believe that it is likely that their liabilities will be found in the Cases to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be diluted or cancelled. Because of such possibility, the value of the Common Stock is speculative and any investment in the Common Stock would pose a high degree of risk.

Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors.

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The
Debtors expect that the appointed committees, together with the legal representative for potential future asbestos claimants that has been appointed in the Cases, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the committees and the legal representative for potential future asbestos claimants, including those of their counsel and other advisors.

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

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved extensions of the exclusivity period for all
Debtors through April 30, 2003. Additional extensions are likely to be sought.
However, no assurance can be given that such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s)
of reorganization for the Debtors.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002

                                                                                           Consolidation/
                                            Original        Additional                       Elimination
                                             Debtors          Debtors       Non-Debtors        Entries        Consolidated
                                         --------------   ---------------  -------------  ----------------   --------------

Current assets                           $       364.6    $         42.3   $      114.7   $          -       $       521.6
Investments in subsidiaries and
     affiliates                                1,429.7             189.8             .1          (1,549.9)            69.7
Intercompany receivables (payables)             (991.1)            884.7          106.4              -                 -
Property and equipment, net                      610.7              20.2          379.0              -             1,009.9
Deferred income taxes                            (81.9)             81.9            -                -                 -
Other assets                                     620.3                .5            8.4              -               629.2
                                         --------------   ---------------  -------------  ----------------   --------------
                                         $     1,952.3    $      1,219.4   $      608.6   $      (1,549.9)   $     2,230.4
                                         ==============   ===============  =============  ================   ==============

Liabilities not subject to compromise -
     Current liabilities                 $       231.8    $         12.3   $       89.9   $          (2.0)   $       332.0
     Long-term liabilities                        72.8              16.3           40.5              -               129.6
Liabilities subject to compromise              2,726.0              -               -                -             2,726.0
Minority interests                                -                 -             102.3              18.8            121.1
Stockholders' equity                          (1,078.3)          1,190.8          375.9          (1,566.7)        (1,078.3)
                                         --------------   ------------------------------  ----------------   --------------
                                         $     1,952.3    $      1,219.4   $      608.6   $      (1,549.9)   $     2,230.4
                                         ==============   ===============  =============  ================   ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                           Consolidation/
                                            Original        Additional                       Elimination
                                             Debtors          Debtors       Non-Debtors        Entries        Consolidated
                                         --------------   ---------------  -------------  ----------------   --------------

Net sales                                $     1,323.6    $         47.6   $      209.7   $        (111.3)   $     1,469.6
                                         --------------   ---------------  -------------  ----------------   --------------
Costs and expenses -
     Non-recurring operating charges
         (benefits), net (Note 6)                250.2              -               1.0              -               251.2
     All other                                 1,494.1              14.5          227.0            (111.3)         1,624.3
                                         --------------   ---------------  -------------  ----------------   --------------
                                               1,744.3              14.5          228.0            (111.3)         1,875.5
                                         --------------   ---------------  -------------  ----------------   --------------
Operating income (loss)                         (420.7)             33.1          (18.3)             -              (405.9)
Interest expense                                 (19.4)             -              (1.3)             -               (20.7)
All other income (expense), net                  (31.8)            (11.6)            .2              10.3            (32.9)
Provision for income tax and minority
     interests                                   (16.6)              1.1            6.6              -                (8.9)
Equity in income of subsidiaries                  20.1              -               -               (20.1)             -
                                         --------------   ---------------  -------------  ----------------   --------------
Net income (loss)                        $      (468.4)   $         22.6   $      (12.8)  $          (9.8)   $      (468.4)
                                         ==============   ===============  =============  ================   ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                           Consolidation/
                                           Original         Additional                       Elimination
                                            Debtors           Debtors       Non-Debtors        Entries        Consolidated
                                       ----------------   --------------  --------------  ----------------   --------------

Net cash provided (used) by:
     Operating activities              $         (85.4)   $          .7   $        35.1   $          -       $       (49.6)
     Investing activities                         18.1              -             (34.3)             -               (16.2)
     Financing activities                         (8.8)             -               -                -                (8.8)
                                       ----------------   --------------  --------------  ----------------   --------------
Net (decrease) increase in cash and
     Cash equivalents                            (76.1)              .7              .8              -               (74.6)
Cash and cash equivalents at beginning
     of period                                   151.6              1.4              .3              -               153.3
                                       ----------------   --------------  --------------  ----------------   --------------
Cash and cash equivalents at end of
     period                            $          75.5    $         2.1   $         1.1   $          -       $        78.7
                                       ================   ==============  ==============  ================   ==============

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus
"Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2)
pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and postretirement medical and other costs associated with retirees.

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

The amounts subject to compromise at December 31, 2002 consisted of the following items:

Items, absent the Cases, that would have been considered current:
   Accounts payable                                                                    $      47.6
   Accrued interest                                                                           44.0
   Accrued salaries, wages and related expenses(1)                                            59.0
   Other accrued liabilities (including asbestos liability of $130.0 - Note 14)              150.6
Items, absent the Cases, that would have been considered long-term:
   Accrued postretirement medical obligation                                                 672.4
   Long-term liabilities(2)                                                                  922.2
   Debt (Note 7)                                                                             830.2
                                                                                       ------------
                                                                                       $   2,726.0
                                                                                       ============

(1)  Accrued salaries, wages and related expenses represents estimated minimum pension contributions for the year ended December 31, 2003. However, the
     Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note 10.
(2)  Long-term liabilities include pension liabilities of $362.7 (Note 10), environmental liabilities of $21.7 (Note 14) and asbestos liabilities of
     $480.1 (Note 14).

The classification of liabilities "not subject to compromise" versus liabilities
"subject to compromise" is based on currently available information and analysis. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. Additionally, as the Company evaluates the proofs of claim filed in the Cases, adjustments will be made for those claims that the Company believes will probably be allowed by the Court. The amount of such claims could be significant.

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the year ended December 31,
2002, reorganization items were as follows:

Professional fees                                                    $        28.8
Accelerated amortization of certain deferred financing costs                   4.5
Interest income                                                               (1.8)
Other                                                                          1.8
                                                                     --------------
                                                                     $        33.3
                                                                     ==============

As required by SOP 90-7, in the first quarter of 2002, the Company recorded the
Debtors' pre-Filing Date debt that is subject to compromise at the allowed amount. Accordingly, the Company accelerated the amortization of debt-related premium, discount and costs attributable to this debt and recorded a net expense of approximately $4.5 in Reorganization items during the first quarter of 2002.

Trust Fund. During the first quarter of 2002, the Company paid $5.8 into a trust fund in respect of potential liability obligations of directors and officers.

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
Specifically, the consolidated financial statements do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c)
the effect of any changes which may be made in connection with the Debtors'
capitalizations or operations as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

Principles of Consolidation. The consolidated financial statements include the statements of the Company and its majority owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser, which is a subsidiary of MAXXAM Inc.
("MAXXAM"). The Company operates in all principal aspects of the aluminum industry-the mining of bauxite (the major aluminum bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina and primary aluminum allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note 18).

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

                                                                                 December 31,
                                                                         ----------------------------
                                                                                 2002            2001
--------------------------------------------------------------------     ------------   -------------
Finished fabricated products                                             $      28.1    $       30.4
Primary aluminum and work in process                                            71.2           108.3
Bauxite and alumina                                                             72.9            77.7
Operating supplies and repair and maintenance parts                             82.7            96.9
                                                                         ------------   -------------
                                                                         $     254.9    $      313.3
                                                                         ============   =============

Inventories were reduced by the following charges during the years ended
December 31, 2002, 2001 and 2000:

                                                                                        2002           2001            2000
---------------------------------------------------------------------------   --------------   ------------   -------------
Included in cost of products sold:
   LIFO inventory charges                                                     $         6.1    $       8.2    $         .6
Included in non-recurring operating charges (benefit), net (see Note 6):
   Net realizable value charges -
      Northwest smelters impairment (Primary Aluminum), net of
        intersegment profit elimination on Primary Aluminum impairment
        charges of $2.8                                                                 18.6            -              -
      Operating supplies and repair and maintenance parts (Bauxite &
        Alumina - $5.0 and Primary Aluminum - $.6)                                      -              5.6             -
   LIFO inventory charges associated with permanent inventory reductions -
      Northwest smelters impairment (Primary Aluminum)                                   .9             -              4.5
      Product line exit (Flat-Rolled Products)                                          1.6             -             11.1
      Product line exit (Engineered Products)                                           -               -               .9
   LIFO inventory charge related to Gramercy facility delayed restart
      (Bauxite & Alumina)                                                               -               -              7.0
                                                                              --------------   ------------   -------------
                                                                              $        27.2    $      13.8    $       24.1
                                                                              ==============   ============   =============

The LIFO inventory charges resulted from reductions in inventory volumes that were in inventory layers with higher costs than current market prices.

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
No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2001 and 2000 were at or above the market price. No stock options were granted in 2002. The pro forma after-tax effect of the estimated fair value of the grants would be to increase the net loss in 2002 and
2001 by $.6 and $.3, respectively, and reduce net income in 2000 by $2.2. The fair value of the 2001 and 2000 stock option grants were estimated using a
Black-Scholes option pricing model.

The pro forma effect of the estimated value of stock options may not be meaningful, because as a part of a plan of reorganization, it is possible the interests of the holders of outstanding options could be diluted or cancelled.

Other Income (Expense). Amounts included in Other income (expense) in 2002, 2001 and 2000, other than interest expense, reorganization items and gain on sale of
QAL interest, included the following pre-tax gains (losses):

                                                                                              Year Ended December 31,
                                                                                   -------------------------------------------
                                                                                            2002          2001            2000
----------------------------------------------------------------------------       -------------  ------------  --------------
Gains on sale of real estate and miscellaneous equipment (Note 5)                  $        3.8   $       6.9   $        22.0
Mark-to-market gains (losses) (Note 15)                                                     (.4)         35.6            11.0
Asbestos-related charges (Note 14)                                                          -           (57.2)          (43.0)
Adjustment to environmental liabilities (Note 14)                                           -           (13.5)
Investment write-off (Note 4)                                                               -            (2.8)            -
Lease obligation adjustment (Note 14)                                                       -              -             17.0
                                                                                   -------------  ------------  --------------
   Special items, net                                                                       3.4         (31.0)            7.0
All other, net                                                                             (3.0)         (1.8)          (11.3)
                                                                                   -------------  ------------  --------------
                                                                                   $         .4   $     (32.8)  $        (4.3)
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

Goodwill. Through the year ended December 31, 2001, the goodwill associated with the acquisition of the Chandler, Arizona facility (see Note 5) was being amortized on a straight-line basis over 20 years. Beginning with the first quarter of 2002, the Company discontinued the amortization of goodwill consistent with Statement of Financial Accounting Standards No. 142, Goodwill
and Other Intangible Assets ("SFAS No. 142"). However, the discontinuance of amortization of goodwill did not have a material effect on the Company's results of operations or financial condition (the amount of amortization in 2001 was less than $.8). In accordance with SFAS No. 142, the Company reviews goodwill for impairment at least annually. As of December 31, 2002, unamortized goodwill was approximately $11.4 and was included in Other assets in the accompanying consolidated balance sheets.

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
SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see Note 13). This contrasts with pre-2001 accounting principles, which generally only required certain "non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the
Company's hedging positions are initially recorded in other comprehensive income, such changes reverse out of Other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in Net sales or Cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge"
accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in Other comprehensive income. This did not occur during
2001 or 2002.

Differences between Other comprehensive income and Net income, which have historically been small, may become significant in future periods as a result of
SFAS No. 133. In general, SFAS No. 133 will result in material fluctuations in
Other comprehensive income and Stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be
"fixed" to the extent hedged. This result is contrary to the intent of the
Company's hedging program, which is to "lock-in" a price (or range of prices)
for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

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

Fair Value of Financial Instruments. Given the fact that the fair value of substantially all of the Company's outstanding indebtedness will be determined as part of the plan of reorganization, it is impracticable and inappropriate to estimate the fair value of these financial instruments at December 31, 2002 and
2001.

New Accounting Pronouncements. Statement of Financial Accounting Standards No.
143, Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued in
June 2001. In general terms, SFAS No. 143 requires the recognition of a liability resulting from anticipated retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. the type of environmental obligations discussed in Note 13).

The Company's consolidated financial statements already reflect reclamation obligations by its bauxite mining operations in accordance with accounting policies consistent with SFAS No. 143. SFAS No. 143 was first applied to the
Company's consolidated financial statements beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") was issued in
August 2001. In general terms, SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, and supersedes prior rules in this regard. SFAS No. 144 retains the existing accounting requirements for recognizing impairments on long-lived assets that are to be held and used.
However, it provides additional guidelines such as a "probability-weighted cash flow estimation" approach to deal with situations where alternative and undecided courses of action exist. Under SFAS No. 144, long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or fair value less cost to sell. SFAS No. 144 was applied to the Company's consolidated financial statements beginning January 1, 2002. The adoption of
SFAS No. 144 did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 146, Accounting for Costs
Associated with Exit or Disposal Activities ("SFAS No. 146) was issued in June
2002 and must be first applied to the Company's consolidated financial statements beginning January 1, 2003. SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.
This contrasts with current accounting principles where a liability for an exit cost was recognized at the date an entity announced commitment to an exit plan.
The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based
Compensation - Transition and Disclosure ("SFAS No. 148") was issued in December
2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123,
Accounting for Stock-Based Compensation ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was first applied to the Company's 2002 year-end financial statements. The adoption of SFAS No. 148 did not have a material impact on the Company's financial statements.

3. PACIFIC NORTHWEST SMELTER CURTAILMENTS AND RELATED POWER MATTERS

Future Power Supply and its Impact on Future Operating Rate. During October
2000, the Company signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract provided the Company with sufficient power to fully operate the Company's Trentwood facility (which requires up to an approximate 40 megawatts), as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations which have been curtailed since the last half of 2000.

Rates under the BPA contract during the period October 2001 through September
2002 were approximately 46% higher than power costs under the prior contract and such rates were subject to changes in future periods. The contract also included a take-or-pay requirement and clauses under which the Company's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, the Company could only remarket its power allocation to reduce or eliminate take-or-pay obligations. The Company was not entitled to receive any profits from any such remarketing efforts in contrast to the Company's prior contract with the BPA that expired in September 2001. However, under the BPA contract, the Company would have again been liable for take-or-pay costs beginning in October 2002. Given market power prices during 2002, the Company estimated that such take-or-pay charges could have been in the range of up to
$1.0 to $2.0 per month through September 2006. The actual amount of any such obligation would be dependent upon the then prevailing prices of electricity during the contract period.

As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on
September 30, 2002. The contract rejection gives rise to a pre-petition claim.
The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The claim is expected to be settled in the overall context of the Debtors' plan of reorganization.
Accordingly, any payments that may be required as a result of the rejection of the BPA contract are expected to only be made upon the Company's emergence from the Cases. The amount of the BPA claim will be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period. As the amount of the BPA's claim in respect of the contract rejection has not been determined, no provision has been made for the claim in the accompanying financial statements. The Company has entered into a short-term contract (pending the completion of a longer term arrangement) with an alternate supplier to provide the power necessary to operate its Trentwood facility.

The restart of a portion of the Company's Mead facility would require the purchase of additional power from available sources. For the Company to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that the Company would operate more than a portion of its Mead facility in the near future. If the Company were to restart all or a portion of its Mead facility, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Mead facility would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. See Note 5 for a discussion of the Northwest smelters fourth quarter of 2002 impairment charge.

Power Remarketing. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company (first partially and then fully) curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the last half of 2000 and all of 2001 and 2002. As a result of the curtailments, as permitted under the BPA contract, the Company remarketed the power that it had under contract through September 30, 2001 (the end of the prior contract period). In connection with such power remarketing, the Company recorded net pre-tax gains of approximately $229.2 in 2001 and $159.5 in 2000.
Gross proceeds were offset by employee-related expenses, a non-cash LIFO inventory charge and other fixed commitments. The resulting net gains have been reflected as Non-recurring operating charges (benefits), net (see Note 6). The net gain amounts were composed of gross proceeds of $259.5 in 2001 and $207.8 in
2000, of which $347.5 was received in 2001 and $119.8 was received in 2000
(although a portion of such proceeds represent a replacement of the profit that would have otherwise been generated through operations).

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Summary of combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (20.0% owned), Anglesey
Aluminium Limited ("Anglesey") (49.0% owned) and Kaiser Jamaica Bauxite Company
(49.0% owned). The Company's equity in income (loss) before income taxes of such operations is treated as a reduction (increase) in Cost of products sold. At
December 31, 2002 and 2001, the Company's net receivables from these affiliates were not material.

In September 2001, the Company sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 (included in Other income/(expense) in the accompanying consolidated statements of income (loss)).
As a result of the transaction, the Company now owns a 20% interest in QAL. The total value of the transaction was approximately $189.0, consisting of a cash payment of approximately $159.0 plus the purchaser's assumption of approximately
$30.0 of off-balance sheet QAL indebtedness guaranteed by the Company prior to the sale. The Company's share of QAL's production for the first eight months of
2001 and for the year ended December 31, 2000 was approximately 668,000 tons and
1,064,000 tons, respectively. Had the sale of the QAL interest been effective as of the beginning of 2000, the Company's share of QAL's production for 2001 and
2000 would have been reduced by approximately 196,000 tons and 312,000 tons, respectively. Historically, the Company has sold about half of its share of
QAL's production to third parties and has used the remainder to supply its
Northwest smelters, which have been curtailed since the last half of 2000 (see
Note 3). The reduction in the Company's alumina supply associated with this transaction is expected to be substantially offset by the return of its Gramercy alumina refinery to full operations during the first quarter of 2002 at a higher capacity, by reduced internal requirements due to curtailments of the primary aluminum facilities and by planned increases during 2003 in capacity at its
Alpart alumina refinery in Jamaica. Accordingly, the QAL transaction has not had an adverse impact on the Company's ability to satisfy existing third-party alumina customer contracts.

In June 2001, the Company wrote-off its investment of $2.8 in MetalSpectrum,
LLC, a start-up, e-commerce entity in which the Company was a founding partner
(in 2000). MetalSpectrum ceased operations during the second quarter of 2001.

Summary of Combined Financial Position

                                                                                       December 31,
                                                                                ---------------------------
                                                                                       2002            2001
--------------------------------------------------------------------------      -----------     -----------
Current assets                                                                  $    199.1      $     362.4
Non-current assets (primarily property, plant, and equipment, net)                   409.5            345.7
                                                                                -----------     -----------
   Total assets                                                                 $    608.6      $     708.1
                                                                                ===========     ===========

Current liabilities                                                             $    239.3      $     237.6
Long-term liabilities (primarily long-term debt)                                     119.3            271.2
Stockholders' equity                                                                 250.0            199.3
                                                                                -----------     -----------
   Total liabilities and stockholders' equity                                   $    608.6      $     708.1
                                                                                ===========     ===========

Summary of Combined Operations

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                    2002          2001         2000
------------------------------------------------------------    --------      --------     --------
Net sales                                                       $ 584.3       $ 633.5      $ 602.9
Costs and expenses                                               (518.4)       (621.5)      (617.1)
Provision for income taxes                                         (3.0)         (3.9)        (4.5)
                                                                --------      --------     --------
Net income (loss)                                               $  62.9       $   8.1      $ (18.7)
                                                                ========      ========     ========

Company's equity in income (loss)                               $  14.0       $   1.7      $  (4.8)
                                                                ========      ========     ========

Dividends received                                              $   6.0       $   2.8      $   8.3
                                                                ========      ========     ========

The Company's equity in income (loss) differs from the summary net income (loss)
due to varying percentage ownerships in the entities and equity method accounting adjustments. Prior to December 31, 2000, the Company's investment in its unconsolidated affiliates exceeded its equity in their net assets and such excess was being amortized to Depreciation and amortization. At December 31,
2000, the excess investment had been fully amortized. Such amortization was approximately $10.0 for the year ended December 31, 2000.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as management and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $223.4, $266.0 and $235.7, in the years ended December 31, 2002,
2001 and 2000, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:

                                                                          December 31,
                                                                   --------------------------
                                                                         2002            2001
--------------------------------------------------------------     ----------      ----------

Land and improvements                                              $   129.7       $   130.9
Buildings                                                              183.3           207.0
Machinery and equipment                                              1,735.2         1,881.3
Construction in progress                                                48.4            46.4
                                                                   ----------      ----------
                                                                     2,096.6         2,265.6
Accumulated depreciation                                            (1,086.7)       (1,050.2)
                                                                   ----------      ----------
     Property, plant, and equipment, net                           $ 1,009.9       $ 1,215.4
                                                                   ==========      ==========

During the period from 2000 to 2002, the Company completed several acquisitions and dispositions and, based on changes in circumstances, recorded impairment charges as discussed below:

2002 -

-     As previously disclosed, the Company was evaluating its options for minimizing the near-term negative cash flow at its Mead and Tacoma facilities and how to optimize the use and/or value of the facilities in connection with the development of a plan of reorganization. The Company conducted a study of the long-term competitive position of the Mead and
      Tacoma facilities and potential options for these facilities. Once the
      Company received the preliminary results of the study in the fourth quarter of 2002, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s).
      The outcome of the study and the Company's ongoing work on developing a plan of reorganization led the Company to indefinitely curtail the Mead facility in January 2003. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. As a result of indefinite curtailment, the Company evaluated the recoverability of the December 31, 2002 carrying value of its Northwest smelters. The
      Company determined that the expected future undiscounted cash flows of the smelters was below their carrying value. Accordingly, the Company adjusted the carrying value of its Northwest smelting assets to their estimated fair value, which resulted in a fourth quarter 2002 non-cash impairment charge of approximately $138.5 (which amount was reflected in
      Non-recurring operating charges (benefits), net - see Note 6). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. Additionally, during
      December 2002, the Company accrued approximately $58.8 of pension, postretirement benefit and related obligations for the hourly employees who had been on a laid-off status and under the terms of their labor contract are eligible for early retirement because of the indefinite curtailment (which amount was reflected in Non-recurring operating charges
      (benefits), net - see Note 6). The indefinite curtailment of the Mead facility also resulted in a $18.6 net realizable value charge and a $.9
      LIFO inventory charge for certain of the inventories at the facility (see
      Notes 2 and 6).

-     In December 2002, with Court approval, the Company sold its Oxnard,
      California aluminum forging facility because the Company had determined that the facility was not necessary for a successful operation and reorganization of its business. Net proceeds from the sale were approximately $7.4. The sale resulted in a net of loss of $.2 (included in
      Non-recurring operating charges (benefits) net - see Note 6) which included $1.1 of employee benefits and related costs associated with approximately 60 employees that were terminated in December 2002.

-     In June 2002, with Court approval, the Company sold certain of the
      Trentwood facility equipment, previously associated with the lid and tab stock product lines discussed below, for total proceeds of $15.8, which amount approximated its previously estimated fair value. As a result, the sale did not have a material impact on the Company's operating results for the year ended December 31, 2002.

-     In the ordinary course of business, the Company sold non-operating real estate and certain miscellaneous equipment for total proceeds of approximately $7.5 ($3.0 in the fourth quarter). These transactions resulted in pre-tax gains of $3.8 (included in Other income (expense) -
      see Note 2).

2001 -

-     During 2001, as part of its ongoing initiatives to generate cash benefits, the Company sold certain non-operating real estate for net proceeds totaling approximately $7.9, resulting in a pre-tax gain of $6.9 (included in Other income (expense) - see Note 2).

-     In the latter part of 2001, the Company concluded that the profitability of its Trentwood facility could be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market. As a result of this decision, the Company concluded it would sell or idle several pieces of equipment resulting in an impairment charge of approximately $17.7 at December 31, 2001 (which amount was reflected in Non-recurring operating charges (benefits), net - see Note
      6).

2000 -

-     The Company sold (a) its Pleasanton, California office complex, because the complex had become surplus to the Company's needs, for net proceeds of approximately $51.6, which resulted in a net pre-tax gain of $22.0
      (included in Other income (expense) - see Note 2); (b) certain non-operating properties, in the ordinary course of business, for total proceeds of approximately $12.0; and (c) the Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the Micromill technology. The sale of the non-operating properties and Micromill assets did not have a material impact on the Company's 2000 operating results.

-     The Company evaluated the recoverability of the approximate $200.0 carrying value of its Northwest smelters, as a result of the change in the economic environment of the Pacific Northwest associated with the reduced power availability and higher power costs for the Company's Northwest smelters under the terms of the contract with the BPA starting in October
      2001 (see Note 3). The Company determined that the expected future undiscounted cash flows of the Washington smelters were below their carrying value. Accordingly, the Company adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $33.0 (which amount was reflected in Non-recurring operating charges (benefits), net -
      see Note 6). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

-     The Company acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1 ($1.1 of property, plant and equipment $2.8 of accounts receivables, inventory and prepaid expenses and $12.2 of goodwill).

6.   NON-RECURRING OPERATING CHARGES (BENEFITS), NET

The income (loss) impact associated with Non-recurring operating (charges)
benefits, net for 2002, 2001 and 2000, was as follows:

                                                                            Year Ended December 31,
                                                                ----------------------------------------------
                                                                          2002            2001            2000
-------------------------------------------------------------   --------------   -------------  --------------
Washington smelter impairment charges, including contractual
     labor costs (Primary Aluminum) (Notes 2 and 5)             $      (219.6)   $      (12.7)  $       (33.0)
Eliminations - Intersegment profit elimination on Primary
     Aluminum inventory charge (Note 2)                                   2.8             -               -
Net gains from power sales (Primary Aluminum)
     (Note 3)                                                             -             229.2           159.5
Restructuring charges:
     Bauxite & Alumina                                                   (2.0)          (10.8)            (.8)
     Primary Aluminum                                                    (2.7)           (6.9)           (3.1)
     Flat-Rolled Products                                                (7.9)          (10.7)            -
     Corporate                                                            -              (1.2)           (5.5)
Inventory and net realizable value charges -
     Product line exit charges                                           (1.6)            -             (18.2)
     Bauxite & Alumina - Gramercy related LIFO
          charge (Note 2)                                                 -               -              (7.0)
     Operating supplies and repairs
            and maintenance parts (Note 2)                                -              (5.6)            -
Impairment and similar charges -
     Corporate - Kaiser Center office complex (Note 14)                 (20.0)            -               -
     Flat-Rolled Products - equipment (Note 5)                            -             (17.7)            -
     Net loss on sale of Oxnard facility (Note 5)                         (.2)            -               -
Labor settlement charge - See below                                       -               -             (38.5)
Incremental maintenance - Bauxite & Alumina                               -               -             (11.5)
                                                                --------------   -------------  --------------
                                                                $      (251.2)   $      163.6   $        41.9
                                                                ==============   =============  ==============

2002. The product line exit charge in 2002 relates to a $1.6 LIFO inventory charge which resulted from the Flat-rolled products segment's exit from the lid and tab stock and brazing sheet product lines (see Note 2).

Restructuring charges result from the Company's initiatives to increase cash flow, generate cash and improve the Company's financial flexibility.
Restructuring charges for 2002 consist of $10.1 of employee benefit and related costs associated with 140 job eliminations (all of which had been eliminated prior to December 31, 2002) and $2.5 of third party costs associated with cost reduction initiatives.

2001 and 2000. The contractual labor costs related to smelter curtailments in
2001 consisted of certain compensation costs associated with laid-off USWA workers that the Company estimated would be required to operate the Northwest smelters at up to a 40% operating rate. The costs had been accrued through early
2003 because the Company did not expect to restart the Northwest smelters prior to that date.

Restructuring charges for 2001 consist of $17.9 of employee benefit and related costs associated with 355 job eliminations (all of which have been eliminated)
and $11.7 of third party costs associated with cost reduction initiatives. The
2000 restructuring charges were associated with the Primary aluminum and
Corporate segments' ongoing cost reduction initiatives. During 2000, these initiatives resulted in restructuring charges for employee benefit and other costs for approximately 50 job eliminations at the Company's Tacoma facility and approximately 50 employee eliminations due to consolidation or elimination of certain corporate staff functions. All job eliminations associated with these initiatives have occurred.

The Washington smelters impairment charge in 2000 included a charge of $33.0 to write-down the Washington smelting assets to their estimated fair value (see
Note 5).

Product line exit charges in 2000 included (a) a $12.6 impairment charge reflected by the Flat-rolled products segment which included a $11.1 LIFO inventory charge (see Note 2) and a $1.5 charge to reduce the carrying value of certain assets to their net realizable value as a result of the segment's decision to exit the can body stock product line; and (b) a $5.6 impairment charge recorded by the Engineered products segment which included a $.9 LIFO inventory charge (see Note 2) and a $4.7 charge to reduce the carrying value of certain machining facilities and assets, which were no longer required as a result of the segment's decision to exit a marginal product line, to their estimated net realizable value.

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
The allocation of the labor settlement charge to the business units was: Bauxite and alumina - $2.1, Primary aluminum - $15.9, Flat-rolled products - $18.2 and
Engineered products - $2.3. At December 31, 2002, substantially all of such costs had been paid.

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

7.   LONG-TERM DEBT

Long-term debt and its maturity schedule are as follows:

                                                                                               December 31,
                                                                                     --------------------------------
                                                                                               2002              2001
----------------------------------------------------------------------------------   --------------    --------------
Secured:
     Post-Petition Credit Agreement                                                  $         -       $         -
     Alpart CARIFA Loans - (fixed and variable rates) due 2007, 2008                          22.0              22.0
     7.6% Solid Waste Disposal Revenue Bonds due 2027                                         19.0              19.0
     Other borrowings (fixed rate)                                                             2.6               2.7
Unsecured:
     9 7/8% Senior Notes due 2002, net                                                       172.8             172.8
     10 7/8% Senior Notes due 2006, net                                                      225.0             225.4
     12 3/4% Senior Subordinated Notes due 2003                                              400.0             400.0
     Other borrowings (fixed and variable rates)                                              32.4              32.4
                                                                                     --------------    --------------

Total                                                                                        873.8             874.3

Less  - Current portion                                                                         .9             173.5
           Pre-Filing Date claims included in subject to compromise
               (i.e. unsecured debt) (Note 1)                                                830.2               -
                                                                                     --------------    --------------
Long-term debt                                                                       $        42.7     $       700.8
                                                                                     ==============    ==============

DIP Facility. On February 12, 2002, the Company and Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility"). The Court signed a final order approving the DIP
Facility in March 2002. In March 2003, the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional Debtors' assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12,
2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP
Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of the Company. Interest on any outstanding borrowings bear a spread over either a base rate or LIBOR, at the Company's option. The DIP
Facility requires the Company to comply with certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. As of December 31, 2002, $147.0 was available to the Company under the
DIP Facility (of which $79.2 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility. During March
2003, the Company obtained a waiver from the lenders in respect of its compliance with a financial covenant covering the four-quarter period ending
March 31, 2003. The waiver is of limited duration and will lapse on June 29,
2003 unless otherwise incorporated into a formal amendment. The Company is working with the lenders to complete such amendment that would incorporate the limited waiver and also modify the financial covenant for periods subsequent to
December 31, 2002. The Company believes that such an amendment will be agreed with the DIP Facility lenders not later than May 2003. While absolute assurances cannot be given in respect of the Company's ability to successfully obtain the necessary covenant modification, based on discussions with the DIP lenders and the fact that there are currently no outstanding borrowings and only a limited amount of letters of credit outstanding under the DIP facility, the Company believes that acceptable modifications are likely to be obtained. As part of this amendment, the Company also plans to request that the lenders extend the
DIP Facility past its current February 2004 expiration.

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

Alpart CARIFA Loans. In December 1991, Alumina Partners of Jamaica ("Alpart")
entered into a loan agreement with the Caribbean Basin Projects Financing
Authority ("CARIFA"). As of December 31, 2002, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $23.5. The
Company was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

7.6% Solid Waste Disposal Revenue Bonds. The solid waste disposal revenue bonds are secured by a first mortgage on certain machinery at the Company's Mead smelter and a second lien on certain real property and improvements at such facility.

9 7/8% Notes, 10 7/8% Notes and 12 3/4% Notes. The obligations of the Company with respect to its 9 7/8% Senior Notes due 2002 (the "9 7/8% Notes"), its 10
7/8% Senior Notes due 2006 (the "10 7/8% Notes") and its 12 3/4% Senior
Subordinated Notes due 2003 (the "12 3/4% Notes") are guaranteed, jointly and severally, by certain subsidiaries of the Company. During 2001, prior to concluding that, as a result of the events outlined in Note 1, the Company should file the Cases, the Company had purchased $52.2 of the 9 7/8% Notes. The net gain from the purchase of the notes was less than $1.1 and has been included in Other income (expense) in the accompanying statements of consolidated income
(loss).

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

8.   INCIDENT AT GRAMERCY FACILITY

General. From July 1999 until December 2000, the Company's Gramercy, Louisiana alumina refinery was completely curtailed as a result of extensive damage from an explosion in the digestion area of the plant. Construction on the damaged part of the facility began during the first quarter of 2000. However, construction was not substantially completed until the third quarter of 2001.
During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity.
Since the end of February 2002, the plant has, except for normal operating variations, generally operated at approximately 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. During 2001, abnormal Gramercy-related start-up costs and litigation costs totaled approximately $64.9 and $6.5, respectively. These incremental costs for 2001 were offset by approximately $36.6 of additional insurance benefit (recorded as a reduction of Bauxite and alumina business unit's cost of products sold). The abnormal start-up costs in 2001 resulted from operating the plant in an interim mode pending completion of construction at well less than the expected production rate or full efficiency. During 2002, because the plant was operating at near full capacity, the amount of start-up costs was substantially reduced compared to prior periods. Such costs were approximately $3.0 during the first quarter of 2002 and were substantially eliminated during the balance of 2002.

Property Damage. The Company's insurance policies provided that the Company would be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. As a result of discussions with the insurance carriers, the
Company received a reimbursement of $100.0 for property damage in 2000.

Contingencies. The Gramercy incident resulted in a significant number of claims and individual and class action lawsuits being filed against the Company and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. The Company ultimately was able to settle all of these matters for amounts which, after the application of insurance, were not material to the Company.

9.   INCOME TAXES

Income (loss) before income taxes and minority interests by geographic area is as follows:

                                                               Year Ended December 31,
                                                     -------------------------------------------
                                                           2002             2001            2000
-----------------------------------------------      ----------      -----------      ----------
Domestic                                             $  (481.0)      $   (126.2)      $   (96.3)
Foreign                                                   21.5            213.2           122.0
                                                     ----------      -----------      ----------

     Total                                           $  (459.5)      $     87.0       $    25.7
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

                                               Federal           Foreign           State          Total
------------------------------------      ------------      ------------     -----------     ----------
2002     Current                          $       (.2)      $     (31.7)     $      (.3)     $   (32.2)
         Deferred                                 3.4              14.5             (.4)          17.5
                                          ------------      ------------     -----------     ----------
              Total                       $       3.2       $     (17.2)     $      (.7)     $   (14.7)
                                          ============      ============     ===========     ==========

2001     Current                          $      (1.1)      $     (40.6)     $       -       $   (41.7)
         Deferred                              (482.4)               .5           (24.7)        (506.6)
                                          ------------      ------------     -----------     ----------
              Total                       $    (483.5)      $     (40.1)     $    (24.7)     $  (548.3)
                                          ============      ============     ===========     ==========

2000     Current                          $      (1.8)      $     (35.3)     $      (.3)     $   (37.4)
         Deferred                                35.3              (8.9)            (.7)          25.7
                                          ------------      ------------     -----------     ----------
              Total                       $      33.5       $     (44.2)     $     (1.0)     $   (11.7)
                                          ============      ============     ===========     ==========

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss)
before income taxes and minority interests is as follows:

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                            2002          2001         2000
----------------------------------------------------------------------------------  ------------  ------------  -----------
Amount of federal income tax (provision) benefit based on the statutory rate        $     160.8   $     (30.5)  $     (9.0)
Increase in valuation allowances and revision of prior years' tax estimates              (151.6)       (512.0)        (1.8)
Percentage depletion                                                                        7.6           4.9          3.0
Foreign taxes, net of federal tax benefit in 2000                                         (28.9)         (9.6)        (3.2)
Other                                                                                      (2.6)         (1.1)         (.7)
                                                                                    ------------  ------------  -----------
Provision for income taxes                                                          $     (14.7)  $    (548.3)  $    (11.7)
                                                                                    ============  ============  ===========

Included in increase in valuation allowances and revision of prior years' tax estimates for 2002 shown above include a benefit of $14.3 for revisions to prior years' estimates. Of this amount, approximately $8.8 relates to the resolution of certain prior year income tax matters.

Deferred Income Taxes. The components of the Company's net deferred income tax assets are as follows:

                                                                           December 31,
                                                                   -----------------------------
                                                                           2002             2001
---------------------------------------------------------------    ------------      -----------
Deferred income tax assets:
   Postretirement benefits other than pensions                     $     274.6       $    264.0
   Loss and credit carryforwards                                         277.4            149.4
   Other liabilities                                                     288.8            192.7
   Other                                                                 121.7            170.5
   Valuation allowances                                                 (861.2)          (652.1)
                                                                   ------------      -----------
     Total deferred income tax assets-net                                101.3            124.5
                                                                   ------------      -----------

Deferred income tax liabilities:
   Property, plant, and equipment                                        (94.3)          (122.3)
   Other                                                                 (22.5)           (41.6)
                                                                   ------------      -----------
     Total deferred income tax liabilities                              (116.8)          (163.9)
                                                                   ------------      -----------

Net deferred income tax assets (liabilities)(1)                    $     (15.5)      $    (39.4)
                                                                   ============      ===========

(1)  Net deferred income tax liabilities of $15.5 and $39.4 are included in the
     Consolidated Balance Sheets as of December 31, 2002 and 2001, respectively, in the caption entitled Long-term liabilities.

2002. For the year ended December 31, 2002, as a result of the Cases, the
Company did not recognize U.S. income tax benefits for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefits for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2002 were fully offset by increases in valuation allowances.

2001 and 2000. Prior to 2001, the principal component of the Company's deferred income tax assets was the tax benefit associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of that accrual will occur over a 30-to-40-year period. If such deductions were to create or increase a net operating loss, the
Company had the ability to carry forward such loss for 20 taxable years.
Accordingly, prior to the Cases, the Company believed that a long-term view of profitability was appropriate and had concluded that a substantial majority of the net deferred income tax asset would more likely than not be realized.

However, as a result of the Cases, the Company provided additional valuation allowances of $529.8 in 2001 of which $504.8 was recorded in Provision for income taxes in the accompanying statements of consolidated income (loss) and
$25.0 was recorded in Other comprehensive income (loss) in the accompanying consolidated balance sheet. The additional valuation allowances were provided as the Company no longer believed that the "more likely than not" recognition criteria were appropriate given a combination of factors including: (a) the expiration date of the loss and credit carryforwards; (b) the possibility that all or a substantial portion of the loss and credit carryforwards and tax bases of assets could be reduced to the extent of cancellation of indebtedness occurring as a part of a reorganization plan; (c) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change of ownership occurs as a result of the Debtors reorganization; and (d)
due to updated near-term expectations regarding near-term taxable income. The valuation allowances adjustment had no impact on the Company's liquidity, operations or loan compliance and was not intended, in any way, to be indicative of their long-term prospects or ability to successfully reorganize.

Tax Attributes. At December 31, 2002, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $294.9 and $.7, respectively, which expire periodically through
2022 and 2011, respectively, FTC carryforwards of $133.1, which expire primarily from 2004 through 2007, and alternative minimum tax ("AMT") credit carryforwards of $27.5, which have an indefinite life. The Company also has AMT net operating loss and FTC carryforwards of $212.3 and $139.0, respectively, available, subject to certain limitations, to offset future alternative minimum taxable income, which expire periodically through 2022 and 2007, respectively.

The Company and its domestic subsidiaries (collectively, the "KACC Subgroup")
are members of the consolidated return group of which Kaiser is the common parent corporation and are included in Kaiser's consolidated federal income tax returns. During the period from October 28, 1988, through June 30, 1993, the
KACC Subgroup was included in the consolidated federal income tax returns of
MAXXAM. The tax allocation agreement of the Company with MAXXAM terminated pursuant to its terms, effective for taxable periods beginning after June 30,
1993. Due to the resolution during the fourth quarter of 2002 of all remaining tax matters relating to the taxable periods covered by the tax allocation agreement, no further payments or refunds are required under such agreement.

See Note 14 concerning commitments and contingencies.

10.  EMPLOYEE BENEFIT AND INCENTIVE PLANS

Pension and Other Postretirement Benefit Plans. Retirement plans are generally non-contributory for salaried and hourly employees and generally provide for benefits based on formulas which consider such items as length of service and earnings during years of service. Through December 31, 2002, the Company's funding policies met or exceeded all regulatory requirements. However, as more fully discussed below, the Company failed to meet certain minimum funding requirements in early 2003. The Company does not currently intend to make any further contributions to its domestic retirement plans as it believes that virtually all of such amounts are pre-Filing Date obligations. As previously announced, the Company has met on several occasions with the PBGC, the government agency that guarantees annuity payments from defined pension plans, to discuss alternative solutions to the pension funding issue that would help the Company's emergence from bankruptcy. These options could include extended amortization periods for payments of unfunded liabilities or the potential termination of the plans.

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

                                                               Pension Benefits                  Medical/Life Benefits
                                                       ---------------------------------   --------------------------------
                                                             2002        2001       2000         2002       2001       2000
                                                       ---------- ----------- ----------   ---------- ---------- ----------

Weighted-average assumptions as of December 31,
Discount rate                                               6.75%       7.25%      7.75%        6.75%      7.25%      7.75%
Expected return on plan assets                              9.00%       9.50%      9.50%           -         -          -
Rate of compensation increase                               4.00%       4.00%      4.00%        4.00%      4.00%      4.00%

In 2002, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.5% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2010 for all participants and remain at that level thereafter.

The following table presents the funded status of the Company's pension and other postretirement benefit plans as of December 31, 2002 and 2001, and the corresponding amounts that are included in the Company's Consolidated Balance
Sheets.

                                                               Pension Benefits                  Medical/Life Benefits
                                                       --------------------------------    --------------------------------
                                                                 2002              2001              2002              2001
                                                       --------------    --------------    --------------     -------------
Change in Benefit Obligation:
   Obligation at beginning of year                     $       915.6     $       871.4     $       868.2      $      658.2
   Service cost                                                 48.6              38.6              37.8              12.1
   Interest cost                                                62.0              63.6              56.2              48.7
   Currency exchange rate change                                (2.1)              (1.4)             -                -
   Plan participants contributions                               1.8               2.0               -                -
   Curtailments, settlements and amendments                    (87.2)               .3             (94.2)            (13.3)
   Actuarial (gain) loss                                        42.9              33.5             (22.4)            219.3
   Benefits paid                                               (68.2)            (92.4)            (55.5)            (56.8)
                                                       --------------    --------------    --------------     -------------
     Obligation at end of year                                 913.4             915.6             790.1             868.2
                                                       --------------    --------------    --------------     -------------

Change in Plan Assets:
   FMV of plan assets at beginning of year                     670.8             791.1               -                 -
   Actual return on assets                                     (57.0)            (48.5)              -                 -
   Currency exchange rate change                                (1.9)             (1.1)              -                -
   Employer contributions                                        9.8              21.7              55.5              56.8
   Benefits paid (including lump sum payments of $87.4
     in 2002)                                                 (155.6)            (92.4)            (55.5)            (56.8)
                                                       --------------    --------------    --------------     -------------
   FMV of plan assets at end of year                           466.1             670.8               -                 -
                                                       --------------    --------------    --------------     -------------

   Obligation in excess of plan assets                         447.3             244.8             790.1             868.2
   Unrecognized net actuarial loss                            (257.7)           (128.4)           (205.3)           (240.5)
   Unrecognized prior service costs                            (36.9)            (39.9)            147.7              76.5
   Adjustment required to recognize minimum liability          242.1             105.5               -                 -
   Intangible asset and other                                   36.8              40.3               -                 -
                                                       --------------    --------------    --------------     -------------
     Accrued benefit liability                         $       431.6     $       222.3     $       732.5      $      704.2
                                                       ==============    ==============    ==============     =============

(1)  The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were $854.7 and $424.6, respectively, as of December 31, 2002 and
     $856.1 and $634.7, respectively, as of December 31, 2001.

The assets of the Company-sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given: (1) the performance of the stock market during 2002 and the resulting declines in the value of the assets held by the
Company's pension plans and (2) the declining interests rates, which cause the discounted value of the projected liabilities to increase, the Company was required to reflect an increase in its additional minimum pension liabilities of
$133.1 in its December 31, 2002 balance sheet. Similar circumstances had resulted in a $64.5 (net of income tax benefit of $38.0) increase in additional minimum pension liabilities in its December 31, 2001 balance sheet. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity through Other comprehensive income (rather than Net income). Additionally, 2003 operating results are expected to be adversely impacted by higher pension costs resulting from the decline in the value of the pension plans' assets and increased liabilities due to lower interest rates, restructuring activities and the incurrence of additional full early retirement obligations in respect of the
Company's Washington smelters.

                                                              Pension Benefits(1)              Medical/Life Benefits(2)
                                                       ---------------------------------   --------------------------------
                                                             2002        2001       2000         2002       2001       2000
                                                       ---------- ----------- ----------   ---------- ---------- ----------
Components of Net Periodic Benefit Costs:
   Service cost                                        $    47.9  $     38.6  $    20.6    $    37.8  $    12.1  $     5.3
   Interest cost                                            62.0        63.6       63.4         56.2       48.7       45.0
   Expected return on assets                               (58.0)      (70.9)     (80.8)           -           -          -
   Amortization of prior service cost                        3.8         5.5        3.9        (23.0)     (15.1)     (12.8)
   Recognized net actuarial (gain) loss                      6.5         (.5)      (1.9)        11.8          -          -
                                                       ---------- ----------- ----------   ---------- ---------- ----------
   Net periodic benefit cost                                62.2        36.3        5.2         82.8       45.7       37.5
   Curtailments, settlements, etc.                          26.4          -          .1            -          -          -
                                                       ---------- ----------- ----------   ---------- ---------- ----------
     Adjusted net periodic benefit costs(1)            $    88.6  $     36.3  $     5.3    $    82.8  $    45.7  $    37.5
                                                       ========== =========== ==========   ========== ========== ==========

(1)  Approximately $60.9 of the $88.6 adjusted net periodic benefit costs in
     2002, $24.5 of the $36.3 adjusted net periodic benefit costs in 2001 and
     $6.1 of the $5.3 adjusted net periodic benefit costs in 2000 related to pension benefit accruals that were provided in respect of non-recurring items and/or restructuring activities (see Note 3 and 6).
(2)  Approximately $30.7 of the $82.8 adjusted net periodic benefit costs in
     2002 related to medical/life benefit accruals that were provided in respect of non-recurring restructuring activities (see Notes 3 and 6).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                          1% Increase           1% Decrease
                                                                                        -------------         -------------

Increase (decrease) to total of service and interest cost                               $        8.6          $       (6.3)
Increase (decrease) to the postretirement benefit obligation                                    86.4                 (61.5)

Changes Impacting Existing Plans. The foregoing medical benefit liability and cost data reflects the fact that in February 2002, the Company notified its salaried retirees that, given the significant escalation in medical costs and the increased burden it was creating, the Company was going to require such retirees to fund a portion of their medical costs beginning May 1, 2002. The impact of such charges reduced the estimated cash payments by the Company by approximately $10.0 per year. The financial statement benefits of this change will, however, be reflected over the remaining employment period of the
Company's employees in accordance with generally accepted accounting principles.

During 2002, approximately 230 salaried employees retired. These retirements resulted in lump sum payments which triggered a special provision under the
Employee Retirement Income Security Act ("ERISA") that required the Company to make a $17.0 accelerated contribution to its salaried employee pension plan on
January 15, 2003. However, because substantially all of the amount would have been classified as a pre-Filing Date obligation requiring Court approval before payment and represented a small portion of the legacy liabilities that must be addressed in the Company's reorganization, the Company did not make the payment.
Since the Company did not make the payment, it is no longer in compliance with
ERISA's minimum funding requirements and, in turn, is prohibited by ERISA from making lump-sum distributions from the salaried employee pension plan to employees who retire after December 31, 2002.

Special Charges in 2002. During 2002, the Company's Corporate segment recorded charges of $24.1 ($9.5 in the fourth quarter - included in Corporate selling, administrative, research and development, and general expense), for additional pension expense. The charges were recorded because:

     (1) The lump sum payments from the assets of the Company's salaried employee pension plan exceeded a stipulated level prescribed by GAAP.
         Accordingly, a partial "settlement," as defined by GAAP, was deemed to have occurred. Under GAAP, if a partial "settlement" occurs, a charge must be recorded for a portion of any unrecognized net actuarial losses not reflected in the consolidated balance sheet. The portion of the total unrecognized actuarial losses of the plan ($75.0 at December 31,
         2001) that had to be recorded as a charge was the relative percentage of the total projected benefit obligation of the plan ($300.0 at
         December 31, 2001) settled by the lump sum payments totaling $75.0 in
         2002; and

     (2) During the first quarter of 2002, the Company also paid $4.2 into a trust fund in respect of certain obligations attributable to certain non-qualified pension benefits under management compensation agreements. These payments also represented a "settlement" and resulted in a charge of $4.2.

In addition to the foregoing, during the fourth quarter of 2002, the Primary aluminum segment reflected approximately $58.8 of charges for pension, postretirement medical benefits and related obligations in respect of the indefinite curtailment of the Mead facility. This amount consisted of approximately $29.0 of incremental pension charges and $29.8 of incremental postretirement medical and related charges.

Postemployment Benefits. The Company provides certain benefits to former or inactive employees after employment but before retirement.

Restricted Common Stock. Kaiser has a restricted stock plan, which is one of its stock incentive compensation plans, for the Company's officers and other employees. During January 2002, approximately 95,000 restricted shares of
Kaiser's Common Stock were issued to officers and other employees. The fair value of the restricted shares issued is being amortized to expense over the terms of the applicable restriction periods. The restricted shares issued in
2001 included an exchange with certain employees who held stock options to purchase Kaiser's Common Stock whereby a total of approximately 3,617,000 options were exchanged (on a fair value basis) for approximately 1,086,000 restricted shares of Kaiser's Common Stock. During 2002, approximately 406,000 of the restricted shares, all of which had not been vested, were cancelled, including approximately 338,000 restricted shares that were voluntarily forfeited by certain employees.

Incentive Plans. The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, Kaiser has a "nonqualified"
stock option plan and the Company has a defined contribution plan for salaried employees which provides for matching contributions by the Company at the discretion of the board of directors. Given the challenging business environment encountered during 2002 and the disappointing results of operations for the year, only modest incentive payments were made and no matching contribution awarded in respect of 2002. The Company's expense for all of these plans was
$1.0, $4.5 and $5.7 for the years ended December 31, 2002, 2001 and 2000, respectively.

Up to 8,000,000 shares of Kaiser's Common Stock were initially reserved for issuance under the Company's stock incentive compensation plans. At December 31,
2002, 3,295,156 shares of Kaiser's Common Stock remained available for issuance under those plans. Stock options granted pursuant to Kaiser's nonqualified stock option program are to be granted at or above the prevailing market price, generally vest at a rate of 20 - 33% per year, and have a five or ten year term.
Information concerning nonqualified stock option plan activity is shown below.
The weighted average price per share for each year is shown parenthetically.

                                                                                     2002              2001            2000
------------------------------------------------------------------------    -------------    --------------   -------------

Outstanding at beginning of year ($8.37, $10.24 and $10.24,
   respectively)                                                               1,560,707         4,375,947       4,239,210
Granted ($2.89 and $10.23 in 2001 and 2000, respectively)                            -             874,280         757,335
Expired or forfeited ($5.71, $10.39 and $11.08, respectively)                   (105,846)       (3,689,520)       (620,598)
                                                                            -------------    --------------   -------------

Outstanding at end of year ($5.63, $8.37 and $10.24, respectively)             1,454,861         1,560,707       4,375,947
                                                                            =============    ==============   =============

Exercisable at end of year ($6.84, $9.09 and $10.18, respectively)               987,306           695,183       2,380,491
                                                                            =============    ==============   =============

Options exercisable at December 31, 2002 had exercisable prices ranging from
$1.72 to $12.75 and a weighted average remaining contractual life of 3.8 years.
Given that the average sales price of Kaiser's Common Stock is currently in the
$.05 per share range, the Company believes it is unlikely any of the stock options will be exercised. Further, as a part of a plan of reorganization, it is possible that the interests of the holders of outstanding options could be diluted or cancelled.

11.  MINORITY INTERESTS

The Company owns a 90% interest in Volta Aluminium Company Limited ("Valco") and a 65% interest in Alpart. These companies' financial statements are fully consolidated into the Company's consolidated financial statements because they are majority-owned.

12.  REDEEMABLE PREFERENCE STOCK

In 1985, the Company issued certain of its Redeemable Preference Stock with a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. In connection with the USWA settlement agreement in September 2000, the Company redeemed all of the remaining
Redeemable Preference Stock (350,872 shares outstanding at December 31, 2000)
during March 2001. The net cash impact of the redemption on the Company was only approximately $5.5 because approximately $12.0 of the total redemption amount of
$17.5 had previously been funded into redemption funds.

13.  STOCKHOLDERS' EQUITY

Preference Stock. The Company has four series of $100 par value Cumulative
Convertible Preference Stock ("$100 Preference Stock") outstanding with annual dividend requirements of between 4 1/8% and 4 3/4% included in "Other" in 2000 in the table above. The Company has the option to redeem the $100 Preference
Stock at par value plus accrued dividends. The Company does not intend to issue any additional shares of the $100 Preference Stock. By its terms, the $100
Preference Stock can be exchanged for per share cash amounts between $69 - $80.
The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation and the Company includes such amounts in minority interests. At December 31, 2002 and 2001, outstanding shares of $100
Preference Stock were 8,669 and 8,969, respectively. In accordance with the Code and DIP Facility, the Company is not permitted to repurchase any of its stock.
Further, as a part of a plan of reorganization, it is likely that the interests of the holders of the $100 Preference Stock will be diluted or cancelled.

Note Receivable from Parent. The Note receivable from parent bears interest at a fixed rate of 6 5/8% and matures on December 21, 2020. Accrued interest is accounted for as additional contribution to capital. However, since the Note receivable from parent is unsecured, the accrual of interest was discontinued as of the Filing Date. The payment of the Note receivable from parent and accrued interest will be resolved in connection with the Cases.

14.  COMMITMENTS AND CONTINGENCIES

Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with the plan of reorganization.

Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 15), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments at December 31, 2002, is
$49.0 which matures as follows: $32.0 in 2003 and $17.0 in 2006. During July
2002, the Company made payments of approximately $29.5 to QAL to fund the
Company's share of QAL's scheduled debt maturities. The Company's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $95.0 - $103.0 over the past three years. The
Company also has agreements to supply alumina to and to purchase aluminum from
Anglesey.

Minimum rental commitments under operating leases at December 31, 2002, are as follows: years ending December 31, 2003 - $15.2; 2004 - $6.2; 2005 - $5.4; 2006
- $3.1; 2007 - $2.4; thereafter - $3.7. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no decisions have been made as to which significant leases will be accepted or rejected (see Note 1).

Rental expenses were $38.3, $41.0 and $42.5, for the years ended December 31,
2002, 2001 and 2000, respectively.

The Company has a long-term liability, net of estimated subleases income
(included in Long-term liabilities), on the Kaiser Center office complex in
Oakland, California, in which the Company has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. During 2000, the
Company reduced its net lease obligation by $17.0 (see Note 2) to reflect new third-party sublease agreements which resulted in occupancy and lease rates above those previously projected. In October 2002, the Company entered into a contract to sell its interests in the office complex. As the contract amount was less than the asset's net carrying value (included in Other assets), the Company recorded a non-cash impairment charge in 2002 of approximately $20.0 (which amount was reflected in Non-recurring operating charges (benefits), net - see
Note 6). The sale was approved by the Court in February 2003 and closed in March
2003. Net cash proceeds were approximately $61.0.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the year ended December 31, 2001, the Company's ongoing assessment process resulted in the Company recording charges of $13.5 included in Other income (expense) -
see Note 2) to increase its environmental accrual. Additionally, the Company's environmental accruals were increased during the year ended December 31, 2001, by approximately $6.0 in connection with purchase of certain property. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 2002, 2001 and 2000:

                                                                  2002        2001       2000
-------------------------------------------------------        -------     -------    -------

Balance at beginning of period                                 $ 61.2      $ 46.1     $ 48.9
Additional accruals                                               1.5        23.1        2.6
Less expenditures                                                (3.6)       (8.0)      (5.4)
                                                               -------     -------    -------

Balance at end of period(1)                                    $ 59.1      $ 61.2     $ 46.1
                                                               =======     =======    =======

(1)  As of December 31, 2002, $21.7 of the environmental accrual was included in
     Liabilities subject to compromise (see Note 1) and the balance was included in Long-term liabilities. As of December 31, 2001 and 2000, the environmental accrual was primarily included in Long-term liabilities.

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $.6 to $12.3 for the years 2003 through 2007 and an aggregate of approximately $33.3 thereafter.

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

Asbestos Contingencies. The Company has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the
Company has not sold for more than 20 years. The lawsuits are currently stayed by the Cases.

The following table presents the changes in number of such claims pending for the years ended December 31, 2002 (through the initial Filing Date), 2001 and
2000.

                                                                                  January 1, 2002          Year Ended
                                                                                          through          December 31,
                                                                                     February 12,    ----------------------
                                                                                             2002         2001         2000
--------------------------------------------------------------------------    -------------------    ---------     --------
Number of claims at beginning of period                                                  112,800      110,800      100,000
Claims received                                                                            5,300       34,000       30,600
Claims settled or dismissed                                                               (6,100)     (32,000)     (19,800)
                                                                              -------------------    ---------     --------

Number of claims at end of period                                                        112,000      112,800      110,800
                                                                              ===================    =========     ========

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

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At
December 31, 2002, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein,
P.A., with respect to the current state of the law related to asbestos claims.
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

The Company believes that the Company has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the
Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller
Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the
Company filed suit in San Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, the court ruled favorably on a number of policy interpretation issues, one of which was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to the
Company's estimates of its current or future asbestos-related insurance recoveries. The trial court is scheduled to decide certain policy interpretation issues in Spring 2003 and may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from its insurers is critical to a successful plan of reorganization and the Company's long-term liquidity.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                              December 31,
                                                                    --------------------------------
                                                                              2002              2001
--------------------------------------------------------------      --------------    --------------
Liability (current portion of $130.0 in 2001)                       $       610.1     $       621.3
Receivable (included in Other assets)(1)                                    484.0             501.2
                                                                    --------------    --------------

                                                                    $       126.1     $       120.1
                                                                    ==============    ==============

(1)  The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the
     Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of December 31, 2002 and 2001, $24.7 and $33.0, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                                         Year Ended December 31,
                                                               -------------------------------------------        Inception
                                                                       2002          2001             2000          To Date
                                                               ------------  ------------    -------------  ---------------
Payments made, including related legal costs                   $      17.1   $     118.1     $       99.5   $        355.7
Insurance recoveries                                                  23.3          90.3             62.8            244.9
                                                               ------------  ------------    -------------  ---------------
                                                               $      (6.2)  $      27.8     $       36.7   $        110.8
                                                               ============  ============    =============  ===============

During the pendency of the Cases, all asbestos litigation is stayed. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date.

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company reflecting charges of $57.2 and $43.0 (included in Other income(expense) - see
Note 2) in the years ended December 31, 2001 and 2000, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by the Company and other companies. Additional asbestos-related claims are likely to be asserted as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through 2011. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

Labor Matters. In connection with the USWA strike and subsequent lock-out by the
Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board
("NLRB") by the USWA. As previously disclosed, the Company has responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the
USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and is not self-executing. The USWA has filed a proof of claim for $240.0 in the Cases in respect of this matter. The NLRB also filed a proof of claim in respect of this matter. The NLRB claim was for $117.0, including interest of approximately $18.0. Depending on the ultimate amount of any interest due and amount of offsetting employee earnings and other factors, if the USWA ultimately were to prevail it is possible that the amount of the award could exceed $100.0. It is also possible that the Company may ultimately prevail on appeal and that no loss will occur.

The Company continues to believe that the allegations are without merit and will vigorously defend its position. The Company has appealed the ruling of the administrative law judge to the full NLRB. The general counsel of NLRB and the
USWA have cross-appealed. Any outcome from the NLRB appeal would be subject to
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
future periods and the amount of such charge(s) could be significant.

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
Company's emergence from the Cases.

Dispute with MAXXAM. In March 2002, MAXXAM filed a declaratory action with the
Court asking the Court to find that it had no further obligations to Debtors under a certain tax allocation agreement discussed in Note 9. At December 31,
2001, the Company had a receivable from MAXXAM of $35.0 (included in Other
Assets) outstanding under the tax allocation agreement in respect to various tax contingencies in an equal amount (reflected in Long-term liabilities). As this matter to which the MAXXAM receivable has now been resolved with no amounts coming due from MAXXAM, both the receivable and the equal and offsetting payable were reversed in December 2002. The resolution between MAXXAM and the Company was approved by the Court in February 2003.

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

15.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company enters into hedging transactions from time to time to limit its exposure resulting from (1)
its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

2002. Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. The net gain upon liquidation consisted of: gains of $30.2 for aluminum contracts and losses of $5.0 for Australian dollars and $1.9 for energy contracts. As of December 31, 2002, the remaining unamortized amount was approximately a net loss of $1.3.

During December 2002 and the first quarter of 2003, the Company entered into hedging transactions (included in Prepaid expenses and other current assets)
with respect to a portion of its 2003 fuel oil requirements. As of January 31,
2003, the Company held option contracts which cap the price that the Company would have to pay for 1.8 million barrels of fuel oil in 2003. This amount of fuel oil represents substantially all of the Company's exposure to fuel oil requirements in the second half of 2003 and 40% of the Company's exposure to fuel oil requirements in the first half of 2003. The carrying/market value of the option contracts was $.9 at December 31, 2002.

The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

As of December 31, 2002, the Company had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 2003 and 2004, respectively, at prices indexed to future prices of primary aluminum.

2001 and 2000. During the first quarter of 2001, the Company recorded a mark-to-market benefit of $6.8 (included in Other income (expense)) related to the application of SFAS No. 133. However, starting in the second quarter of
2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges began being recorded in Other comprehensive income (see Note 2)
based on changes in SFAS No. 133 enacted in April 2001.

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
2001.

16.  KEY EMPLOYEE RETENTION PROGRAM

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
The retention plan is expected to have a total cost of up to approximately $7.3 per year. The total cost of the KERP will vary depending on the level of continuing participation in each period. Under the KERP, retention payments commenced in September 2002 and will be paid every six months through March 31,
2004, except that 50% of the amounts payable to certain senior officers will be withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provides for payments of up to an aggregate of approximately $1.2 to certain senior officers provided that the Debtors emerge from the Cases in 30 months or less from the initial Filing Date. If the Debtors emerge from the Cases after 30 months from the initial Filing Date, the amount of the payments will be reduced accordingly.
The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. During 2002, the Company has recorded charges of $5.1, of which $1.5 were recorded in the fourth quarter of 2002 (included in Selling, administrative, research and development, and general), related to the KERP.

17.  SUBSEQUENT EVENTS

In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma (the "Port") for $12.1 and the assumption by the Port of all environmental remediation obligations. The sale closed in February 2003. An additional $4.0 of proceeds are being held in escrow pending the resolution of certain environmental and other issues.

In accordance with Statement of Financial Accounting Standards No. 144,
Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"),
the operations of the Tacoma facility will be reported in discontinued
operations in the Company's future financial statements. Income statement information for the Tacoma facility for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                    (Unaudited)
                                                           ----------------------------
                                                     2002          2001            2000
-----------------------------------------   -------------  ------------  --------------
Net sales                                   $         .1   $      33.3   $       106.6
Operating loss                                      (5.8)        (26.5)          (48.4)
Loss before income tax benefit                      (5.8)        (26.4)          (48.4)

During January 2003, as a result of reduced power availability from the Volta
River Authority ("VRA"), the Company's 90% owned Volta Aluminum Company Limited
("Valco") curtailed two of its three operating potlines. In connection with such curtailments, $5.5 of end-of-service benefits were paid resulting in a $3.2 charge to earnings in January 2003. Additional curtailments and end-of-service payments and charges are possible.

During March 2003, the Company paid approximately $22.0 in settlement of certain foreign tax matters in respect of a number of prior periods. Also, as more fully discussed in Note 13, during March 2003, the Company completed the sale of its interests in an office building complex in Oakland, California, netting approximately $61.0 in sale proceeds.

18.  SEGMENT AND GEOGRAPHICAL AREA INFORMATION

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

                                                                                           Year Ended December 31,
                                                                                  -----------------------------------------
                                                                                         2002           2001           2000
---------------------------------------------------------------------------       -----------    -----------    -----------
Net Sales:
   Bauxite and Alumina:
     Net sales to unaffiliated customers                                          $    458.1     $    508.3     $    442.2
     Intersegment sales                                                                 58.6           77.9          148.3
                                                                                  -----------    -----------    -----------
                                                                                       516.7          586.2          590.5
                                                                                  -----------    -----------    -----------
   Primary Aluminum:(1)
     Net sales to unaffiliated customers                                               265.3          358.9          563.7
     Intersegment sales                                                                  2.5            3.8          242.3
                                                                                  -----------    -----------    -----------
                                                                                       267.8          362.7          806.0
                                                                                  -----------    -----------    -----------
   Flat-Rolled Products                                                                183.6          308.0          521.0
   Engineered Products                                                                 425.0          429.5          564.9
   Commodities Marketing(2)                                                             39.1           22.9          (25.4)
   Minority Interests                                                                   98.5          105.1          103.4
   Eliminations                                                                        (61.1)         (81.7)        (390.6)
                                                                                  -----------    -----------    -----------
                                                                                  $  1,469.6     $  1,732.7     $  2,169.8
                                                                                  ===========    ===========    ===========
Equity in income (loss) of unconsolidated affiliates:
   Bauxite and Alumina                                                            $     10.4     $     (2.3)    $     (8.4)
   Primary Aluminum                                                                      3.6            4.0            3.6
                                                                                  -----------    -----------    -----------
                                                                                  $     14.0     $      1.7     $     (4.8)
                                                                                  ===========    ===========    ===========
Operating income (loss):
   Bauxite and Alumina(3)                                                         $    (48.5)    $    (46.9)    $     57.2
   Primary Aluminum(4)                                                                 (23.1)           5.1          100.1
   Flat-Rolled Products(4)(5)                                                          (30.7)            .4           16.6
   Engineered Products(4)(5)                                                             8.5            4.6           34.1
   Commodities Marketing                                                                36.2            5.6          (48.7)
   Eliminations                                                                          1.7            1.0             .1
   Corporate and Other(6)                                                              (98.8)         (68.2)         (61.1)
   Non-Recurring Operating (Charges) Benefits, Net - Note 6                           (251.2)         163.6           41.3
                                                                                  -----------    -----------    -----------
                                                                                  $   (405.9)    $     65.2     $    139.6
                                                                                  ===========    ===========    ===========

(1)  Beginning in the first quarter of 2001, as a result of the continuing curtailment of the Company's Northwest smelters, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.
(2)  Net sales in 2002 primarily represent partial recognition of deferred gains from hedges closed prior to the commencement of the Cases (see Note 14).
     Net sales in 2001 and 2000 represent net settlements with counterparties for maturing derivative positions.
(3)  Operating results for 2002 include $4.4 of charges resulting from an increase in the allowance for doubtful receivables and a LIFO inventory charge of $.5. Operating results for 2001 include abnormal Gramercy-related start-up and litigation costs, net of business interruption-related insurance accruals, of $34.8 and a LIFO inventory charge of $3.7.
(4)  Operating results for 2002 include LIFO inventory charges of: Primary
     Aluminum - $2.1, Flat-Rolled Products - $2.0 and Engineered Products -
     $1.5.
(5)  Operating results for 2001 include LIFO inventory charges of: Flat-Rolled
     Products - $3.0 and Engineered Products - $1.5.
(6)  Operating results for 2002 include special pension charges of $24.1 and key employee retention program charges of $5.1.

                                                                    Year Ended December 31,
                                                           -----------------------------------------
                                                                  2002           2001           2000
----------------------------------------------------       -----------    -----------    -----------
Depreciation and amortization:
   Bauxite and Alumina                                     $     39.2     $     37.8     $     22.2
   Primary Aluminum                                              21.6           21.6           24.8
   Flat-Rolled Products                                          15.0           16.9           16.7
   Engineered Products                                           12.0           12.8           11.5
   Corporate and Other                                            3.7            1.1            1.7
                                                           -----------    -----------    -----------
                                                           $     91.5     $     90.2     $     76.9
                                                           ===========    ===========    ===========
Capital expenditures:
   Bauxite and Alumina                                     $     28.3     $    117.8     $    254.6
   Primary Aluminum                                               8.4            8.7            9.6
   Flat-Rolled Products                                           5.1            1.5            7.6
   Engineered Products                                            5.1           19.9           23.6
   Corporate and Other                                             .7             .8            1.1
                                                           -----------    -----------    -----------
                                                           $     47.6     $    148.7     $    296.5
                                                           ===========    ===========    ===========

                                                                             December 31,
                                                                   --------------------------------
                                                                             2002              2001
---------------------------------------------------------------    --------------    --------------
Investments in and advances to unconsolidated affiliates:
   Bauxite and Alumina                                             $        54.3     $        43.9
   Primary Aluminum                                                         15.1              18.8
   Corporate and Other                                                        .3                .3
                                                                   --------------    --------------

                                                                   $        69.7     $        63.0
                                                                   ==============    ==============
Segment assets:
   Bauxite and Alumina                                             $       887.1     $       922.5
   Primary Aluminum - Note 5                                               271.0             467.0
   Flat-Rolled Products                                                    202.0             261.5
   Engineered Products                                                     222.9             233.8
   Commodities Marketing                                                    (3.3)             48.4
   Corporate and Other                                                     650.7             817.0
                                                                   --------------    --------------

                                                                   $     2,230.4     $     2,750.2
                                                                   ==============    ==============

Geographical information for net sales, based on country of origin, and long-lived assets follows:

                                                                         Year Ended December 31,
                                                              ---------------------------------------------
                                                                      2002             2001            2000
---------------------------------------------------------     ------------    -------------    ------------
Net sales to unaffiliated customers:
     United  States                                           $     828.1     $    1,017.3     $    1,350.1
     Jamaica                                                        189.7            219.4            298.5
     Ghana                                                          171.7            221.3            237.5
     Other Foreign                                                  280.1            274.7            283.7
                                                              ------------    -------------    ------------
                                                              $   1,469.6     $    1,732.7     $    2,169.8
                                                              ============    =============    ============

                                                                      December 31,
                                                              -----------------------------
                                                                      2002             2001
-------------------------------------------------------       ------------    -------------
Long-lived assets: (1)
     United States - Note 5                                   $     616.9     $      832.5
     Jamaica                                                        313.4            303.8
     Ghana                                                           84.7             83.3
     Other Foreign                                                   64.6             58.8
                                                              ------------    -------------
                                                              $   1,079.6     $    1,278.4
                                                              ============    =============

(1)  Long-lived assets include Property, plant, and equipment, net and
     Investments in and advances to unconsolidated affiliates. Prepared on a going-concern basis - see Note 2.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2002, 2001 and 2000. No single customer accounted for sales in excess of 10% of total revenue in 2002, 2001 and
2000. Export sales were less than 10% of total revenue during the years ended
December 31, 2002, 2001 and 2000.

19.  SUPPLEMENTAL GUARANTOR INFORMATION

Kaiser Alumina Australia Corporation ("KAAC"), Kaiser Finance Corporation
("KFC"), Kaiser Jamaica Corporation ("KJC"), Alpart Jamaica Inc. ("AJI"), Kaiser
Bellwood Corporation ("Bellwood") and Kaiser Micromill Holding, LLC, Kaiser
Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas
Sierra Micromills, LLC (collectively referred to as the "Micromill
Subsidiaries") are domestic wholly-owned (direct or indirect) subsidiaries of the Company that have provided, joint and several, guarantees of the 9 7/8%
Notes, the 10 7/8% Notes and the 12 3/4% Notes (the "Notes") (see Note 7). Such
guarantees are full and unconditional. KAAC and KJC and AJI are direct subsidiaries, which serve as holding companies for the Company's investments in
QAL and Alpart, respectively. KFC is a wholly-owned subsidiary of KAAC, whose principal business is making loans to the Company and its subsidiaries. Bellwood is a wholly-owned subsidiary that holds the Company's interests in an extrusion plant located in Richmond, Virginia. The Micromill Subsidiaries are domestic wholly-owned (direct or indirect) subsidiaries of the Company which were formed to hold (directly or indirectly) certain of the Company's interests in the
Micromill facilities and related projects, if any. Since the Company sold the
Micromill assets in early 2000, the Micromill Subsidiaries' only asset is an interest in future payments based on subsequent performance and profitability of the Micromill technology. KAAC, KFC, KJC, AJI, Bellwood, KTC and the Micromill
Subsidiaries are hereinafter collectively referred to as the Subsidiary
Guarantors. All of the Subsidiary Guarantors have filed voluntary petitions for reorganization (see Note 1).

The accompanying financial information presents consolidating balance sheets, statements of income (loss) and statements of cash flows showing separately the
Company, Subsidiary Guarantors, other subsidiaries and eliminating entries. The accompanying financial information only includes the results of Kaiser
Transaction Corp. (a wholly owned subsidiary of the Company) through December
29, 2000, the date it was liquidated and its assets and liabilities were merged into the Company.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         284.1  $         82.1  $        155.4   $         -    $       521.6
Investments in subsidiaries                       2,707.5           167.9            -           (2,875.4)           -
Intercompany advances receivable (payable)       (2,267.9)          588.0         1,679.9             -              -
Investments in and advances to
   unconsolidated affiliates                         15.3            30.4            24.0             -             69.7
Property and equipment, net                         578.6            23.2           408.1             -          1,009.9
Deferred income taxes                               (54.9)           16.7            38.2             -              -
Other assets                                        610.4              .2            18.6             -            629.2
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       1,873.1  $        908.5  $      2,324.2   $    (2,875.4) $     2,230.4
                                          ================ =============== ===============  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         171.7  $         45.8  $        114.5   $         -    $       332.0
Other long-term liabilities                          56.8            12.1            18.0             -             86.9
Long-term debt                                       20.7            -               22.0             -             42.7
Liabilities subject to compromise                 2,702.2            13.6            10.2             -          2,726.0
Minority interests                                   -               -               18.8           102.3          121.1
Stockholders' equity                             (1,078.3)          837.0         2,140.7        (2,977.7)      (1,078.3)
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       1,873.1  $        908.5  $      2,324.2   $    (2,875.4) $     2,230.4
                                          ================ =============== ===============  ============== ==============

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
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,078.6  $        428.7  $        905.7   $      (943.4) $     1,469.6
Costs and expenses:
   Operating costs and expenses                   1,266.9           442.3           858.5          (943.4)       1,624.3
   Non-recurring operating items                    250.2            -                1.0             -            251.2
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                            (438.5)          (13.6)           46.2             -           (405.9)
Interest expense                                    (17.0)           -               (3.7)            -            (20.7)
Reorganization items                                (33.3)           -               -                             (33.3)
Other income (expense), net                           9.6           (14.2)            5.0             -               .4
Provision for income taxes                           (1.3)           (1.9)          (11.5)            -            (14.7)
Minority interests                                   -                5.6              .2             -              5.8
Equity in loss of subsidiaries                       12.1            -               -              (12.1)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (468.4) $        (24.1) $         36.2   $       (12.1) $      (468.4)
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
                                          ================ =============== ===============  ============== ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,726.3  $        613.6  $      1,274.6   $    (1,444.7) $     2,169.8
Costs and expenses:
   Operating costs and expenses                   1,721.7           543.4         1,251.7        (1,444.7)       2,072.1
   Non-recurring operating items                    (39.1)            2.2            (5.0)            -            (41.9)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income                                     43.7            68.0            27.9             -            139.6
Interest expense                                   (105.8)           -               (3.8)            -           (109.6)
Other income (expense), net                         (56.0)           45.6             6.1             -             (4.3)
Benefit (provision) for income taxes                 53.8           (51.8)          (13.7)            -            (11.7)
Minority interests                                   -                5.3            (1.8)            -              3.5
Equity in income of subsidiaries                     81.8            -               -              (81.8)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $          17.5  $         67.1  $         14.7   $       (81.8) $        17.5
                                          ================ =============== ===============  ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $        (100.9) $         38.3  $         13.0   $         -    $       (49.6)
   Investing activities                              20.6            (2.0)          (34.8)            -            (16.2)
   Financing activities                              (8.8)           -               -                -             (8.8)
Intercompany activity                                10.4           (35.8)           25.4             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net decrease in cash and
   cash equivalents during the year                 (78.7)             .5             3.6             -            (74.6)
Cash and cash equivalents at
   beginning of year                                151.5            -                1.8             -            153.3
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          72.8  $           .5  $          5.4   $         -    $        78.7
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
                                          ================ =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Income Taxes - The income tax provisions for the year ended December 31, 2002 relate primarily to foreign income taxes. As a result of the Cases, the Company did not recognize U.S. income tax benefits for the losses incurred from domestic operations (including temporary differences) or any U.S. tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in
2002 were fully offset by increases in valuation allowances. Consolidated income tax/benefit for 2001 and 2000 has been allocated based on the income (loss)
before income taxes of the Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$15.8, $(9.8) and $(27.2) for the years ended December 31, 2002, 2001 and 2000, respectively. Such amounts for the Subsidiary Guarantors totaled $(16.2), $11.2 and $31.0 for the years ended December 31, 2002, 2001 and 2000, respectively.

Debt Covenants and Restrictions - The Indentures contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

Impact of Cases - For a discussion of the impact of the Cases on the Company and
Subsidiary Guarantors, see Note 1 and other Notes herein.

QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     Quarter Ended
                                                             ------------------------------------------------------------
(In millions of dollars, except share amounts)                    March 31,     June 30,    September 30,    December 31,
----------------------------------------------------------   --------------  -----------  ---------------   -------------
                                                                   (1)           (1)            (1)
2001
   Net sales                                                 $       480.3   $    446.8          $  430.3        $ 375.3
   Operating income (loss)                                           215.5        (27.6)           (35.9)          (86.8)
   Net income (loss)                                                 119.9        (64.1)           (68.6)         (581.4)(2)

2000
   Net sales                                                 $       575.7   $    552.8          $ 545.2         $ 496.1
   Operating income                                                   37.1         51.5              2.9            48.1
   Net income                                                         11.7         11.0            (16.8)            10.9(3)

2002
   Net sales                                                 $       370.6   $    386.3   $        348.0    $      364.7
   Operating income (loss)                                           (36.7)       (36.7)           (65.6)         (266.9)
   Net income (loss)                                                 (64.1)       (50.4)           (83.3)         (270.6)(4)

(1)   Quarterly results include a number of non-recurring and unusual items that may cause an individual quarter's results not to be indicative of the underlying operating performance. See the applicable quarterly report on
      Form 10-Q for a recap of such items.
(2)   Includes the following pre-tax items: non-recurring impairment charges of
      $215.4, non-recurring restructuring charges of $2.6 and LIFO inventory charges of $3.1 (see Notes 2 and 6 of Notes to Consolidated Financial
      Statements).
(3)   Includes increase in valuation allowances for net deferred income tax assets of $505.4 and the following pre-tax items: charges for restructuring of $8.2, abnormal Gramercy start-up and other costs of
      $16.5, contract labor costs related to smelter curtailment of $9.4, impairment charges related to Trentwood equipment of $17.7 and certain other net non-recurring charges totaling $9.6 (see Notes 2 and 6 of Notes to Consolidated Financial Statements).
(4)   Includes the following pre-tax items: a gain of $103.2 from the sale of power offset by a non-cash impairment loss of approximately $33.0, a charge of $26.2 for operating profit foregone as a result of power sales and certain other net non-operating charges totaling $10.9 (see Notes 2 and 6 of Notes to Consolidated Financial Statements).

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           December 31,
                                                                  --------------------------------------------------------------
(In millions of dollars)                                                  2002        2001         2000        1999         1998
----------------------------------------------------------------  ------------  ----------  -----------  ----------  -----------
ASSETS                                                                    (1)
Current assets:
   Cash and cash equivalents                                      $      78.7   $   153.3   $     23.4   $    21.2   $     98.3
   Receivables                                                          154.5       212.9        436.0       266.9        288.2
   Inventories                                                          254.9       313.3        396.2       546.1        543.5
   Prepaid expenses and other current assets                             33.5        86.2        162.7       145.6        104.9
                                                                  ------------  ----------  -----------  ----------  -----------
     Total current assets                                               521.6       765.7      1,018.3       979.8      1,034.9

Investments in and advances to unconsolidated affiliates                 69.7        63.0         77.8        96.9        128.3
Property, plant, and equipment - net                                  1,009.9     1,215.4      1,176.1     1,053.7      1,108.7
Deferred income taxes                                                      -            -        452.3       438.2        376.9
Other assets                                                            629.2       706.1        622.9       634.3        346.0
                                                                  ------------  ----------  -----------  ----------  -----------
     Total                                                        $   2,230.4   $ 2,750.2   $  3,347.4   $ 3,202.9   $  2,994.8
                                                                  ============  ==========  ===========  ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise -
   Current liabilities:
     Accounts payable and accruals                                $     242.9   $   513.7   $    671.8   $   501.5   $    434.6
     Accrued postretirement medical benefit obligation -
       current portion                                                   60.2        62.0         58.0        51.5         48.2
     Payable to affiliates                                               28.0        54.2         80.0        84.6         75.3
       Long-term debt - current portion                                    .9       173.5         31.6          .3           .4
                                                                  ------------  ----------  -----------  ----------  -----------
       Total current liabilities                                        332.0       803.4        841.4       637.9        558.5

   Long-term liabilities                                                 86.9       920.0        703.9       727.3        533.0
   Accrued postretirement medical benefit obligation                       -        642.2        656.9       678.3        694.3
   Long-term debt                                                        42.7       700.8        957.8       972.5        962.6
                                                                  ------------  ----------  -----------  ----------  -----------
                                                                        461.6     3,066.4      3,160.0     3,016.0      2,748.4
Liabilities subject to compromise -                                   2,726.0           -           -            -           -
Minority interests                                                      121.1       117.8        100.4        96.7        101.9
Redeemable preference stock                                                -            -           -         19.5         20.1

Stockholders' equity:
   Preference stock                                                        .7          .7           .7         1.5          1.5
   Common stock                                                          15.4        15.4         15.4        15.4         15.4
   Additional capital                                                 2,454.8     2,437.6      2,300.8     2,173.0      2,052.8
   Retained earnings (accumulated deficit)                           (1,113.6)     (645.2)      (188.1)     (205.1)      (151.2)
   Accumulated other comprehensive income (loss)                       (243.9)      (67.3)        (1.8)       (1.2)         -
     Less: Note receivable from parent                               (2,191.7)   (2,175.2)    (2,040.0)   (1,912.9)    (1,794.1)
                                                                  ------------  ----------  -----------  ----------  -----------
         Total stockholders' equity                                  (1,078.3)     (434.0)        87.0        70.7        124.4
                                                                  ------------  ----------  -----------  ----------  -----------
         Total                                                    $   2,230.4   $ 2,750.2   $  3,347.4   $ 3,202.9   $  2,994.8
                                                                  ============  ==========  ===========  ==========  ===========

(1)  Prepared on a "going concern" basis. See Notes 1 and 2 of Notes to
     Consolidated Financial Statements for a discussion of the possible impact of the Cases.

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31,
                                                              --------------------------------------------------------------------
(In millions of dollars)                                                2002          2001           2000         1999        1998
----------------------------------------------------------    --------------  ------------   ------------  -----------  ----------
                                                                       (1)
Net sales                                                     $     1,469.6   $   1,732.7    $   2,169.8   $  2,083.6   $ 2,302.4
                                                              --------------  ------------   ------------  -----------  ----------

Costs and expenses:
   Cost of products sold                                            1,408.2       1,638.4        1,891.4      1,893.5     1,892.2
   Depreciation and amortization                                       91.5          90.2           76.9         89.5        99.1
   Selling, administrative, research and development, and
     general                                                          124.6         102.5          103.8        105.1       115.1
   Non-recurring operating charges (benefits), net                    251.2        (163.6)         (41.9)        24.1       105.0
                                                              --------------  ------------   ------------  -----------  ----------
     Total costs and expenses                                       1,875.5       1,667.5        2,030.2      2,112.2     2,211.4
                                                              --------------  ------------   ------------  -----------  ----------

Operating income (loss)                                              (405.9)         65.2          139.6        (28.6)       91.0

Other income (expense):
   Interest expense (excluding unrecorded contractual
     interest expense of $84.0 in 2002)                               (20.7)       (109.0)        (109.6)      (110.1)     (110.0)
   Reorganization items                                               (33.3)           -              -            -            -
   Gain on sale of interest in QAL                                      -           163.6             -            -            -
   Gain on involuntary conversion at Gramercy facility                  -              -              -          85.0          -
   Other - net                                                           .4         (32.8)          (4.3)       (35.8)        3.5
                                                              --------------  ------------   ------------  -----------  ----------

Income (loss) before income taxes and minority interests             (459.5)         87.0           25.7        (89.5)      (15.5)

(Provision) benefit for income taxes                                  (14.7)       (548.3)         (11.7)        32.6        16.4

Minority interests                                                      5.8           4.3            3.5          4.5         1.8
                                                              --------------  ------------   ------------  -----------  ----------

Net income (loss)                                             $      (468.4)  $    (457.0)   $      17.5   $    (52.4)  $     2.7
                                                              ==============  ============   ============  ===========  ==========

Dividends per common share                                    $         -     $        -     $        -    $       -    $       -
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
              FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 28, 2003, with respect to the executive officers and directors of the Company and Kaiser. All officers and directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

               NAME                                   POSITIONS AND OFFICES WITH THE COMPANY AND KAISER*
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
Edward F. Houff                            Vice President, Secretary and General Counsel
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
Kerry A. Shiba                             Vice President and Treasurer
Robert J. Cruikshank                       Director
James T. Hackett                           Director
George T. Haymaker, Jr.                    Chairman of the Board and Director
Charles E. Hurwitz                         Director
Ezra G. Levin                              Director
John D. Roach                              Director

---------------------------
*   All named individuals hold the same positions and offices with both the
    Company and KACC.

Jack A. Hockema. Mr. Hockema, age 56, was elected to the position of President and Chief Executive Officer and as a director of the Company and Kaiser in
October 2001. He previously served as Executive Vice President and President of
Kaiser Fabricated Products of the Company from January 2000 until October 2001, and Executive Vice President of Kaiser from May 2000 until October 2001. He served as Vice President of Kaiser from May 1997 until May 2000. Mr. Hockema was
Vice President of the Company and President of Kaiser Engineered Products from
March 1997 until January 2000. He served as President of Kaiser Extruded
Products and Engineered Components from September 1996 to March 1997. Mr.
Hockema served as a consultant to the Company and acting President of Kaiser
Engineered Components from September 1995 until September 1996. Mr. Hockema was an employee of the Company from 1977 to 1982, working at the Company's Trentwood facility, and serving as plant manager of its former Union City, California, can plant and as operations manager for Kaiser Extruded Products. In 1982, Mr.
Hockema left the Company to become Vice President and General Manager of Bohn
Extruded Products, a division of Gulf+Western, and later served as Group Vice
President of American Brass Specialty Products until June 1992. From June 1992 until September 1996, Mr. Hockema provided consulting and investment advisory services to individuals and companies in the metals industry.

Joseph A. Bonn. Mr. Bonn, age 59, was elected to the position of Executive Vice
President, Corporate Development of the Company and Kaiser effective August
2001. He previously served as Vice President, Commodities Marketing, Corporate
Planning and Development of the Company from September 1999 through August 2001, and of Kaiser from May 2000 through August 2001. He served as Vice President,
Planning and Development of the Company from March 1997 through September 1999, and as Vice President of Kaiser from May 1997 through May 2000. He served as
Vice President, Planning and Administration of the Company from July 1989 through July 1997, and of Kaiser from February 1992 through May 1997. Mr. Bonn was first elected a Vice President of the Company in April 1987. He served as
Senior Vice President--Administration of MAXXAM from September 1991 through
December 1992. He was also the Company's Director of Strategic Planning from
April 1987 until July 1989. From September 1982 to April 1987, Mr. Bonn served as General Manager of various aluminum fabricating divisions of the Company.

John T. La Duc. Mr. La Duc, age 60, was elected Executive Vice President and
Chief Financial Officer of the Company effective July 1998, and of Kaiser effective September 1998. Mr. La Duc served as Vice President and Chief
Financial Officer of the Company from June 1989 and January 1990, and was
Treasurer of the Company from June 1995 until February 1996. He also was
Treasurer of Kaiser from August 1995 until February 1996 and from January 1993 until April 1993, and served as Vice President and Chief Financial Officer of
Kaiser from June 1989 and May 1990, respectively. He previously served as Senior
Vice President of MAXXAM from September 1990 through December 2001. Prior to
December 2001, Mr. La Duc also served as a Vice President and a director of
MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM and parent of
MAXXAM's forest products operations ("MGHI"), as a Vice President and manager on the Board of Managers of Scotia Pacific Company LLC ("Scopac LLC"), a wholly owned subsidiary of MAXXAM engaged in forest product operations and successor by merger in July 1998 to Scotia Pacific Holding Company, and as a director and
Vice President of The Pacific Lumber Company, the parent of Scopac LLC ("Pacific
Lumber").

John Barneson. Mr. Barneson, age 52, was elected to the position of Senior Vice
President and Chief Administrative Officer of the Company and Kaiser effective
August 2001. He previously served as Vice President and Chief Administrative
Officer of the Company and Kaiser from December 1999 through August 2001. He served as Engineered Products Vice President of Business Development and
Planning from September 1997 until December 1999. Mr. Barneson served as
Flat-Rolled Products Vice President of Business Development and Planning from
April 1996 until September 1997. Mr. Barneson has been an employee of the
Company since September 1975 and has held a number of staff and operation management positions within the Flat-Rolled and Engineered Products business units.

Kris S. Vasan. Mr. Vasan, age 53, was elected to the position of Senior Vice
President, Strategic Risk Management of the Company and Kaiser effective August
2001. In March 2002, he also was appointed Senior Vice President of Strategic
Planning, Energy and Hedging of the Company's Commodities business unit. Mr.
Vasan previously served as Vice President, Strategic Risk Management of the
Company from June 2000 through August 2001, and of Kaiser from August 2000 through August 2001. He served as Vice President, Financial Risk Management of the Company from June 1995 through June 2000. Mr. Vasan served as Treasurer of
Kaiser from April 1993 until August 1995, and as Treasurer of the Company from
April 1993 until June 1995. Prior to that, Mr. Vasan served the Company and
Kaiser as Corporate Director of Financial Planning and Analysis from June 1990 until April 1993. From October 1987 until June 1990, he served as Associate
Director of Financial Planning and Analysis.

Edward F. Houff. Mr. Houff, age 56, was elected to the position of Vice
President and General Counsel of the Company and Kaiser effective April 2002. He was elected Secretary of the Company and Kaiser effective October 15, 2002. He served as Acting General Counsel of the Company and Kaiser from February 2002 until April 2002, and Deputy General Counsel for Litigation of the Company and
Kaiser from October 2001 until February 2002. Mr. Houff was President and
Managing Shareholder of the law firm Church & Houff, P.A. in Baltimore, Maryland from April 1989 through September 2001.

Edward A. Kaplan. Mr. Kaplan, age 44, was elected to the position of Vice
President of Taxes of the Company and Kaiser effective March 2001. Mr. Kaplan previously served as Director of Taxes of the Company and Kaiser from October
1999 through February 2001. From July 1997 to September 1999, he served as
Director of Tax Planning of the Company and Kaiser, and from January 1995 through June 1997, he served as Associate Director of Tax Planning of the
Company and Kaiser.

W. Scott Lamb. Mr. Lamb, age 48, was elected Vice President, Investor Relations and Corporate Communications of the Company effective July 1998, and of Kaiser effective September 1998. Mr. Lamb previously served as Director of Investor
Relations and Corporate Communications of the Company and Kaiser from June 1997 through July 1998. From July 1995 through June 1997, he served as Director of
Investor Relations of the Company and Kaiser, and from January 1995 through July
1995, he served as Director of Public Relations of the Company and Kaiser.

Daniel D. Maddox. Mr. Maddox, age 43, was elected to the position of Vice
President and Controller of the Company effective July 1998, and of Kaiser effective July 1998. He served as Controller, Corporate Consolidation and
Reporting of the Company and Kaiser from October 1997 through July 1998 and
September 1998, respectively. Mr. Maddox previously served as Assistant
Corporate Controller of the Company from June 1997 to September 1997, and of
Kaiser from May 1997 to September 1997, and Director--External Reporting of the
Company from June 1996 to May 1997. Mr. Maddox was with Arthur Andersen LLP from
1982 until joining the Company in June 1996.

Daniel J. Rinkenberger. Mr. Rinkenberger, age 44, was elected to the position of
Vice President of Economic Analysis and Planning of the Company and Kaiser
effective February 2002. Mr. Rinkenberger previously served as Vice President,
Planning and Business Development of Kaiser Fabricated Products of the Company
from June 2000 through February 2002. Prior to that, he served as Vice
President, Finance and Business Planning of Kaiser Flat-Rolled Products of the
Company from February 1998 to February 2000, and as Assistant Treasurer of the
Company and Kaiser from January 1995 through February 1998.

Kerry A. Shiba. Mr. Shiba, age 48, was elected to the position of Vice President and Treasurer of the Company and Kaiser effective February 2002. Mr. Shiba previously served as Vice President, Controller and Information Technology of
Kaiser Fabricated Products of the Company from January 2000 to February 2002, and as Vice President and Controller of Kaiser Engineered Products of the
Company from June 1998 through January 2000. Prior to joining the Company, Mr.
Shiba was with the BF Goodrich Company for 16 years, holding various financial positions.

Robert J. Cruikshank. Mr. Cruikshank, age 72, has served as a director of the
Company and Kaiser since January 1994. In addition, Mr. Cruikshank has been a director of MAXXAM since May 1993. Mr. Cruikshank was a Senior Partner in the international public accounting firm of Deloitte & Touche from December 1989 until his retirement in March 1993. Mr. Cruikshank served on the board of directors of Deloitte Haskins & Sells from 1981 to 1985 and as Managing
Partner of the Houston office from June 1974 until its merger with Touche Ross
& Co. in December 1989. Mr. Cruikshank also serves as a director of
CenterPoint Energy, Inc. (formerly Reliant Energy Incorporated), a public utility holding company with interests in electric and natural gas utilities, coal and transportation businesses; a director of Texas Biotechnology
Incorporated; a trust manager of Weingarten Realty Investors; and as advisory director of Compass Bank--Houston.

James T. Hackett. Mr. Hackett, age 49, has been a director of the Company since
June 2000, and of Kaiser since May 2000. Since January 2000, Mr. Hackett has been Chairman, President and Chief Executive Officer of Ocean Energy, Inc., a
company engaged in oil and natural gas exploration and production worldwide.
From 1990 through 1995, Mr. Hackett worked for NGC Corporation, now known as
Dynegy, Inc., serving as Senior Vice President and President of the Trident
Division in 1995. From January 1996 until June 1997, Mr. Hackett served as
Executive Vice President of PanEnergy Corporation and was responsible for integrated international energy development, domestic power operations, and various corporate staff functions. PanEnergy Corporation merged with Duke Energy
Corporation in June 1997. From June 1997 until September 1998, Mr. Hackett served as President-Energy Services Group of Duke Energy Corporation, and was
responsible for the non-regulated operations of Duke Energy, including energy trading, risk management, and international midstream energy infrastructure development and engineering services. From September 1998 through December 1998,
Mr. Hackett was Chief Executive Officer of Seagull Energy Corporation, which was engaged primarily in exploration and production of oil and natural gas. From
January 1999 through March 1999, Mr. Hackett assumed the additional title of
Chairman of Seagull Energy Corporation, and when Seagull Energy Corporation merged with Ocean Energy, Inc. in March 1999, he was appointed President and
Chief Executive Officer of Ocean Energy, Inc. Mr. Hackett also serves as a director of Fluor Corporation, a worldwide engineering services company; New
Jersey Resources Corporation, a holding company engaged in retail and wholesale energy services; and Temple Inland Inc., a holding company engaged in wood, pulp, paper and fiber products, and financial services.

George T. Haymaker, Jr. Mr. Haymaker, age 65, has been a director of the Company since June 1993, and of Kaiser since May 1993. He was named as non-executive
Chairman of the Board of the Company and Kaiser effective October 2001. Mr.
Haymaker served as Chairman of the Board and Chief Executive Officer of the
Company and Kaiser from January 1994 until January 2000, and as non-executive
Chairman of the Board of the Company and Kaiser from January 2000 through May
2001. He served as President of the Company from June 1996 through July 1997, and of Kaiser from May 1996 through July 1997. From May 1993 to December 1993,
Mr. Haymaker served as President and Chief Operating Officer of the Company and
Kaiser. Mr. Haymaker also is a director of 360networks Corporation, a provider of broadband network services; Flowserve Corporation, a provider of valves, pumps and seals; a director of CII Carbon, LLC., a producer of calcined coke;
and non-executive Chairman of the Board of Directors of Safelite Glass Corp., a
provider of automotive replacement glass. Since July 1987, Mr. Haymaker has been a director, and from February 1992 through March 1993 was President, of
Mid-America Holdings, Ltd. (formerly Metalmark Corporation), which is in the business of semi-fabrication of aluminum extrusions.

Charles E. Hurwitz. Mr. Hurwitz, age 62, has served as a director of the Company since November 1988, and of Kaiser since October 1988. From December 1994 until
April 2002, he served as Vice Chairman of the Company. Mr. Hurwitz also has served as a member of the Board of Directors and the Executive Committee of
MAXXAM since August 1978 and was elected Chairman of the Board and Chief
Executive Officer of MAXXAM in March 1980. From January 1993 to January 1998, he
also served MAXXAM as President. Mr. Hurwitz was Chairman of the Board and Chief
Executive Officer of Federated Development Company, a Texas corporation, from
January 1974 until its merger in February 2002 into Federated Development, LLC
("FDLLC"), a wholly owned subsidiary of Giddeon Holdings, Inc. ("Giddeon
Holdings"). Mr. Hurwitz is the President and Director of Giddeon Holdings, a
principal stockholder of MAXXAM, which is primarily engaged in the management of investments. Mr. Hurwitz also has been, since its formation in November 1996,
Chairman of the Board, President and Chief Executive Officer of MGHI.

Ezra G. Levin. Mr. Levin, age 69, has been a director of the Company since
November 1988. He has been a director of Kaiser since July 1991, and a director of MAXXAM since May 1978. Mr. Levin also served as a director of Kaiser from
April 1988 to May 1990. Mr. Levin has served as a director of Pacific Lumber since February 1993, and as a manager on the Board of Managers of Scopac LLC since June 1998. Mr. Levin is a member of the law firm of Kramer Levin Naftalis
& Frankel LLP. He has held leadership roles in various legal and philanthropic capacities and also has served as visiting professor at the
University of Wisconsin Law School and Columbia College.

John D. Roach. Mr. Roach, age 59, has been a director of the Company and Kaiser since April 30, 2002. Since August 2001, Mr. Roach has been the Chairman and
Chief Executive Officer of Stonegate International, Inc., a private investment and advisory services firm. From March 1998 to September 2001, Mr. Roach was the
Chairman, President and Chief Executive Officer of Builders FirstSource, Inc., a
distributor of building products to production homebuilders. From July 1991 to
July 1997, Mr. Roach served as Chairman, President and Chief Executive Officer of Fibreboard Corporation. From 1988 to July 1991, he was Executive Vice
President of Manville Corporation. Mr. Roach also serves as a director of
Material Sciences Corp., a provider of materials-based solutions; PMI Group,
Inc., a provider of credit enhancement products and lender services; and URS
Corporation, an engineering firm. He also is a director of the Dallas Symphony
Association.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no other Forms 5 were required, the Company believes that all filing requirements that were applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and Kaiser, executive officers of the Company generally are directly employed and compensated by the Company.
The following table sets forth compensation information, cash and non-cash, for each of the Company's last three completed fiscal years with respect to the
Company's Chief Executive Officer during 2002 and the four most highly compensated executive officers other than the Chief Executive Officer for the year 2002 (collectively referred to as the "Named Executive Officers").

                                             ANNUAL COMPENSATION
                                   --------------------------------------
           (A)              (B)       (C)         (D)            (E)

                                                                OTHER
                                                                ANNUAL
         NAME AND                    SALARY       BONUS      COMPENSATION
    PRINCIPAL POSITION      YEAR      ($)          ($)         ($)(1)
-------------------------- ------  --------- -------------- -------------
Jack A. Hockema             2002    730,000             -0-       -
President and Chief         2001    455,390         159,135       -
Executive Officer           2000    315,000         250,000       -

Edward F. Houff(7)          2002    400,000         125,000       -
Vice President, Secretary   2001    100,000          62,500       -
and General Counsel

John T. La Duc              2002    400,592             -0-       -
Executive Vice President    2001    387,393         171,000       -
and Chief Financial         2000    372,493         435,000       -
Officer

Harvey L. Perry(7)          2002    375,000             -0-       -
Former Executive Vice       2001    137,500          87,500       -
President and President
Global Commodities

Joseph A. Bonn              2002    333,333             -0-       -
Executive Vice President,   2001    322,350         126,464       -
Corporate Development       2000    296,250         290,716       -

                                      LONG-TERM COMPENSATION
                                -----------------------------------
                                        AWARDS            PAYOUTS
                                ----------------------- -----------
           (A)                       (F)            (G)         (H)             (I)
                                                SECURITIES
                                  RESTRICTED     UNDERLYING
                                     STOCK       OPTIONS/       LTIP          ALL OTHER
         NAME AND                  AWARD(S)        SARS        PAYOUTS      COMPENSATION
    PRINCIPAL POSITION                ($)            #         ($)(2)            ($)
--------------------------      ------------     ----------   -----------   ---------------
Jack A. Hockema                      116,495(3)        -0-      236,200(4)      346,750(5)(6)
President and Chief                  467,104(3)    375,770      887,600(4)       22,770(6)
Executive Officer                        -0-        28,184      235,600(4)       15,750(6)

Edward F. Houff(7)                       -0-          -0-          -0-          168,909(5)(6)(8)
Vice President, Secretary            524,573(9)   222,772          -0-            2,865(8)
and General Counsel

John T. La Duc                           -0-          -0-          -0-          189,958(5)(6)
Executive Vice President                 -0-(10)      -0-        4,628(11)       19,370(6)
and Chief Financial                      -0-          -0-       59,065(12)       18,625(6)
Officer

Harvey L. Perry(7)                       -0-          -0-          -0-          184,849(5)(6)(8)
Former Executive Vice                 89,867(9)    31,809          -0-              -0-
President and President
Global Commodities

Joseph A. Bonn                           -0-          -0-          -0-          158,060(5)(6)
Executive Vice President,                -0-(10)      -0-      148,829(11)       16,118(6)
Corporate Development                    -0-          -0-       44,747(12)      164,813(6)(8)

------------------------------------
(1)   Excludes perquisites and other personal benefits, which in the aggregate amount do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(2)   Amounts reflect the value of payments actually received during the year indicated in connection with awards under the Company's long-term incentive plan. The value of shares included in column (h) was determined by multiplying the number of shares paid by the average of the high and low market price of a share of Kaiser Common Stock on the New York Stock
      Exchange on the date of payment.

(3)   As part of his annual long-term incentive, effective as of June 28, 2001,
      Mr. Hockema was granted 53,552 restricted shares of Kaiser Common Stock, vesting at the rate of 33 1/3% per year, beginning on December 31, 2001.
      In connection with Mr. Hockema's promotion to President and Chief
      Executive Officer, he also was granted 146,448 restricted shares of Kaiser
      Common Stock effective as of October 31, 2001, and 95,488 restricted shares of Kaiser Common Stock effective as of January 25, 2002, each such grant vesting at the rate of 33 1/3% per year, beginning October 11, 2002.
      The restrictions on 33 1/3% of the shares granted to Mr. Hockema in June
      2001 lapsed and the shares vested on December 31, 2001. Prior to the scheduled vesting dates, Mr. Hockema elected to cancel all of his restricted shares of Kaiser Common Stock otherwise scheduled to vest during 2002. Vesting of Mr. Hockema's remaining restricted shares is subject to his being an employee of the Company, Kaiser or an affiliate or subsidiary of the Company or Kaiser as of the applicable vesting date.
      Vesting may be accelerated under certain circumstances. Any dividends payable on the shares prior to the lapse of the restrictions are payable to Mr. Hockema. The above table includes, for the respective year, the value of the restricted shares granted to Mr. Hockema in 2001 and 2002, in each case determined by multiplying the number of shares in the grant by the closing market price of a share of Kaiser Common Stock on the New York
      Stock Exchange on the effective date of the grant. As of December 31,
      2002, Mr. Hockema owned 196,991 restricted shares of Kaiser Common Stock valued at $11,425, based on the closing price on the OTC Bulletin Board of
      $0.058 per share.
(4)   Amounts reflect the cash awards actually received by Mr. Hockema during the year indicated under the Company's long-term incentive plan for the rolling three-year performance periods 1997-1999, 1998-2000, and
      1999-2001. In each case, such awards were paid in the year immediately following the end of the applicable three-year performance period. Mr.
      Hockema's award for the performance period 1997-1999 was paid in cash during 2000 pursuant to the terms of his employment agreement. Mr.
      Hockema's 1998-2000 award includes a special "growing the business" bonus for the period 1999-2000 in the amount of $601,200.
(5)   Includes retention payments made during 2002 under the Company's key employee retention plans in the amount of $346,750 for Mr. Hockema,
      $160,000 for Mr. Houff, $189,958 for Mr. La Duc, $178,125 for Mr. Perry,
      and $158,060 for Mr. Bonn. In addition to such retention amounts, Messrs.
      Hockema, Houff, La Duc and Bonn may in the future receive up to $273,750,
      $150,000, $152,063 and $126,525, respectively, of additional retention payments with respect to the year 2002, which pursuant to the terms of the
      Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan,
      have been withheld by the Company and for which payment is subject to, among other conditions, the Company's emergence from chapter 11 and the timing thereof. For additional information, see discussion under
      "Employment Contracts, Retention Plan and Agreements and Termination of
      Employment and Change-in-Control Arrangements - Kaiser Retention Plan and
      Agreements" below.
(6)   Includes contributions by the Company of $22,770 and $15,750 for Mr.
      Hockema, $19,370 and $18,625 for Mr. La Duc, and $16,118 and $14,813 for
      Mr. Bonn under the Company's Supplemental Savings and Retirement Plan and
      Supplemental Benefits Plan for 2001 and 2000, respectively. The Company did not contribute any amounts under such plans for the Named Executive
      Officers for 2002.
(7)   Messrs. Houff and Perry became employees of the Company during 2001.
      Accordingly, no compensation is reflected for either of them in the
      Summary Compensation Table for the year 2000. Mr. Perry voluntarily terminated his employment with the Company as of January 31, 2003.
(8)   Includes moving-related items of $8,909 and $2,685 for Mr. Houff for 2002 and 2001, respectively, $6,724 for Mr. Perry for 2002, and $150,000 for
      Mr. Bonn for 2000.
(9)   Effective as of October 9, 2001, Mr. Houff was granted 171,429 restricted shares of Kaiser Common Stock, vesting at the rate of 33 1/3% per year, beginning on October 1, 2002. Effective as of August 27, 2001, Mr. Perry
      was granted 24,621 restricted shares of Kaiser Common Stock, vesting at the rate of 33 1/3% per year, beginning on August 1, 2002. Prior to the scheduled vesting dates, Messrs. Houff and Perry each elected to cancel all of their respective restricted shares of Kaiser Common Stock otherwise scheduled to vest during 2002. In accordance with the terms of Mr. Perry's
      Restricted Stock Agreement, the balance of his restricted shares were cancelled as of January 31, 2003, in connection with his resignation.
      Vesting of Mr. Houff's remaining restricted shares is subject to his being an employee of the Company, Kaiser or an affiliate or subsidiary of the
      Company or Kaiser as of the applicable vesting dates. Vesting may be accelerated under certain circumstances. Any dividends payable on the shares prior to the lapse of the restrictions are payable to Mr. Houff.
      The above table includes for the year 2001 the value of the restricted shares granted to Messrs. Houff and Perry, in each case determined by multiplying the number of shares in the grant by the closing market price of a share of Kaiser Common Stock on the New York Stock Exchange on the
      effective date of the grant. As of December 31, 2002, Messrs. Houff and
      Perry owned 114,286 and 16,414 restricted shares of Kaiser Common Stock, respectively, valued at $6,629 and $952, respectively, based on the closing price on the OTC Bulletin Board of $0.058 per share.
(10)  In April 2001, the Company and Kaiser made an offer to current employees and directors to exchange their outstanding options to acquire shares of
      Kaiser's Common Stock for restricted shares of Kaiser Common Stock (the
      "Exchange Offer"), vesting at the rate of 33 1/3% per year beginning March
      5, 2002. Pursuant to the Exchange Offer, Mr. La Duc exchanged approximately 51% (i.e., options to purchase 243,575 shares) of his then outstanding options to acquire Kaiser Common Stock for 34,511 restricted shares of Kaiser Common Stock, and Mr. Bonn exchanged all of his then outstanding options (i.e., options to purchase 171,690 shares) to acquire
      Kaiser Common Stock for 91,133 restricted shares of Kaiser Common Stock.
      Prior to the March 2002 and March 2003 vesting dates, Messrs. La Duc and
      Bonn elected to cancel all of their respective restricted shares otherwise scheduled to vest on such dates. Vesting of Messrs. La Duc's and Bonn's respective remaining restricted shares is subject to their being an employee of the Company, Kaiser or an affiliate or subsidiary of the
      Company or Kaiser as of the applicable vesting dates. Vesting may be accelerated under certain circumstances. Any dividends payable on the shares prior to the lapse of the restrictions are payable to Messrs. La
      Duc and Bonn. The restricted shares issued to Messrs. La Duc and Bonn in connection with the Exchange Offer are not reflected in the above table.
      As of December 31, 2002, Messrs. La Duc and Bonn owned 158,822 and 84,703 restricted shares of Kaiser Common Stock, respectively, valued at $9,212 and $4,913, respectively, based on the closing price on the OTC Bulletin
      Board of $0.058 per share.
(11)  Amounts reflect the value of shares of Kaiser Common Stock actually received in 2001 under the Company's long-term incentive plan for the rolling three-year performance period 1997-1999. For Mr. Bonn, the amount also reflects the cash award actually received by him in 2001for the rolling three-year performance period 1998-2000. The awards for the
      1997-1999 performance period generally were paid in two equal installments, with the first during the year following the end of the three-year performance period and the second during the next following year. Such awards generally were made entirely in shares of Kaiser Common
      Stock (based on the average closing price of Kaiser's Common Stock during the last December of such performance period for one-half of the award and on a target price of $15.00 per share for the other half).
(12)  Amounts reflect the value of payments actually received in 2000 under the
      Company's long-term incentive plan for the rolling three-year performance periods 1996-1998 and 1997-1999. The awards for the 1996-1998 period generally were paid in two equal installments, with the first paid during the year following the end of the three-year performance period and the second during the next following year. Such awards generally were made 57%
      in shares of Kaiser Common Stock (based on the average closing price of
      Kaiser's Common Stock during the last December of each performance period)
      and 43% in cash. See Note 11 above for information with respect to the awards for the 1997-1999 performance period.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not issue any stock options or SARs during the year 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES

The table below provides information on an aggregated basis concerning each exercise of stock options during the fiscal year ended December 31, 2002, by each of the Company's Named Executive Officers, and the 2002 fiscal year-end value of unexercised options. During 2002, the Company did not have any SARs outstanding.

             (A)                    (B)            (C)                      (D)                               (E)
                                                                                                     VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES UNDERLYING           IN-THE-MONEY
                                                                 UNEXERCISED OPTIONS/SARS                OPTIONS/SARS
                                                                  AT FISCAL YEAR END (#)            AT FISCAL YEAR-END ($)
                                                               -----------------------------   --------------------------------
                                   SHARES
                                 ACQUIRED ON      VALUE
            NAME                EXERCISE (#)   REALIZED ($)     EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
-----------------------------  -------------- --------------   -------------  --------------    --------------   --------------
Jack A. Hockema                     -0-            -0-               148,473(1)      255,481(1)           --(2)          --(2)
Edward F. Houff                     -0-            -0-                74,258(1)      148,514(1)           --(2)          --(2)
John T. La Duc                      -0-            -0-               234,375(1)          -0-              --(2)         -0-
Harvey L. Perry                     -0-            -0-                10,103(1)       21,206(1)           --(2)          --(2)

------------------------------------
(1)   Represents shares of Kaiser Common Stock underlying stock options.
(2)   No value is shown because the exercise price is higher than the closing price of $0.058 per share of Kaiser's Common Stock on the OTC Bulletin
      Board on December 31, 2002.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

During 2002, the Company adopted, and the Court approved as part of the Kaiser
Employee Retention Program discussed below, a new cash-based long-term incentive program under which participants became eligible to receive an award based on the attainment by the Company of sustained cost reductions above a stipulated threshold for the period 2002 through emergence from chapter 11. The following table and accompanying footnotes further describe the awards made in 2002 to the
Named Executive Officers under such program.

                                                                                    ESTIMATED FUTURE PAYOUTS
                                                                                UNDER NON-STOCK PRICE-BASED PLANS
                                                                         -----------------------------------------------
              (A)                      (B)                  (C)               (D)             (E)              (F)

                                 PERFORMANCE OR
                                     NUMBER OF       OTHER PERIODS UNTIL
                                 SHARES, UNITS OR        MATURATION
             NAME                  OTHER RIGHTS           OR PAYOUT        THRESHOLD         TARGET          MAXIMUM
------------------------------  -------------------  ------------------  --------------  ---------------  --------------
Jack A. Hockema                         N/A                  (1)               (2)        $1,500,000(2)         (2)
Edward F. Houff                         N/A                  (1)               (2)         300,000(2)           (2)
John T. La Duc                          N/A                  (1)               (2)         523,000(2)           (2)
Harvey L. Perry                         N/A                  (1)               (2)         575,000(2)           (2)
Joseph A. Bonn                          N/A                  (1)               (2)         338,000(2)           (2)

------------------------------------
(1)   Any awards earned under the program shall be payable in two equal installments - the first on the date that the Company emerges from bankruptcy and the second on the one year anniversary of such date. Any awards earned under the program are forfeited if the participant voluntarily terminates his or her employment (other than at normal retirement) or is terminated for cause prior to the scheduled payment date.
(2)   The amount, if any, that may be paid under the program shall not be determinable until the end of the performance period. Based on performance during 2002, assuming that (i) the cost reductions made in 2002 are maintained, (ii) no additional cost savings are attained during the balance of the performance period, and (iii) there are no changes to the participants in the program or in the amount of any participant's award based on individual performance, Messrs. Hockema, Houff, La Duc and Bonn would receive a total of approximately $300,000, $60,000, $104,600, and
      $67,600, respectively under the program, subject to the conditions of payment described in Note 2 above. Because Mr. Perry voluntarily terminated his employment with the Company in January 2003, he will not be entitled to any payment under the program. The maximum award that may be earned by any participant will not exceed three times his or her target.

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

                                                      YEARS OF SERVICE
  AVERAGE ANNUAL    ------------------------------------------------------------------------------------
   REMUNERATION          15               20                25                30               35
  ---------------   -------------   ---------------  ----------------  ----------------  ---------------
    $  250,000        $ 56,250         $ 75,000          $ 93,750         $ 112,500         $ 131,250
       350,000          78,750          105,000           131,250           157,500          183,750
       450,000         101,250          135,000           168,750           202,500          236,250
       550,000         123,750          165,000           206,250           247,500          288,750
       650,000         146,250          195,000           243,750           292,500          341,250
       750,000         168,750          225,000           281,250           337,500          393,750
       850,000         191,250          255,000           318,750           382,500          446,250
       950,000         213,750          285,000           356,250           427,500          498,750
     1,050,000         236,250          315,000           393,750           472,500          551,250

The estimated annual retirement benefits shown are based upon the assumptions that current Kaiser Retirement Plan and Kaiser Supplemental Benefits Plan
provisions remain in effect, that the participant retires at age 65, and that the retiree receives payments based on a straight-life annuity for his lifetime.
Messrs. Hockema, Houff, La Duc, Perry and Bonn had 10.9, 1.25, 33.3, 1.42 and
35.5 years of credited service, respectively, on December 31, 2002. Monthly retirement benefits, except for certain minimum benefits, are determined by multiplying years of credited service (not in excess of 40) by the difference between 1.50% of average monthly compensation for the highest base period (of
36, 48 or 60 consecutive months, depending upon compensation level) in the last
10 years of employment and 1.25% of monthly primary Social Security benefits.
Pension compensation covered by the Kaiser Retirement Plan and the Kaiser
Supplemental Benefits Plan consists of salary and bonus amounts set forth in the
Summary Compensation Table (column (c) plus column (d) thereof).

Participants are entitled to retire and receive pension benefits, unreduced for age, upon reaching age 62 or after 30 years of credited service. Full early pension benefits (without adjustment for Social Security offset prior to age 62)
are payable to participants who are at least 55 years of age and have completed
10 or more years of pension service (or whose age and years of pension service total 70) and who have been terminated by the Company or an affiliate for reasons of job elimination or partial disability. Participants electing to retire prior to age 62 who are at least 55 years of age and who have completed
10 or more years of pension service (or whose age and years of pension service total at least 70) may receive pension benefits, unreduced for age, payable at age 62 or reduced benefits payable earlier. Participants who terminate their employment after five years or more of pension service, or after age 55 but prior to age 62, are entitled to pension benefits, unreduced for age, commencing at age 62 or, if they have completed 10 or more years of pension service, actuarially reduced benefits payable earlier. For participants with five or more years of pension service or who have reached age 55 and who die, the Kaiser
Retirement Plan provides a pension to their eligible surviving spouses. Upon retirement, participants may elect among several payment alternatives including, for most types of retirement, a lump-sum payment. Because of a liquidity shortfall under the funding provisions of the Tax Code, lump-sum payments for retirements after 2002 have been suspended.

Kaiser Supplemental Benefits Plan. The Company maintains an unfunded, non-qualified Supplemental Benefits Plan (the "Kaiser Supplemental Benefits
Plan"), the purpose of which is to restore benefits that would otherwise be paid from the Kaiser Retirement Plan or the Supplemental Savings and Retirement Plan,
a qualified Section 401(k) plan (the "Kaiser Savings Plan"), were it not for the
Section 401(a)(17) and Section 415 limitations imposed by the Tax Code.
Participation in the Kaiser Supplemental Benefits Plan includes all employees of the Company and its subsidiaries whose benefits under the Kaiser Retirement Plan and Kaiser Savings Plan are likely to be affected by such limitations imposed by the Tax Code. Eligible participants are entitled to receive the equivalent of the Kaiser Retirement Plan and Kaiser Savings Plan benefits that they may be prevented from receiving under those plans because of such Tax Code limitations.

Pursuant to the Kaiser Key Employee Retention Program discussed below, payments under the Kaiser Supplemental Benefits Plan may be made only to participants
(including Messrs. Hockema and Houff) whose voluntary termination of employment with the Company does not occur until after the Company emerges from bankruptcy
(other than normal retirement at age 62), and Messrs. Bonn and La Duc if their retirement occurs on or after February 12, 2004. See "Employment Contracts,
Retention Plan and Agreements and Termination of Employment and
Change-in-Control Arrangements - Kaiser Retention Plan and Agreements" below for a discussion of the trust created and funded by the Company and Kaiser to pay
Messrs. Bonn and La Duc their benefits under the Kaiser Supplemental Benefits
Plan under certain conditions. Any claims by participants with respect to amounts not paid under the Kaiser Supplemental Benefits Plan will be resolved in the overall context of a plan of reorganization.

Kaiser Termination Payment Policy. Most full-time salaried employees of the
Company are eligible for benefits under an unfunded termination policy if their employment is involuntarily terminated, subject to a number of exclusions. The policy provides for lump-sum payments after termination ranging from one-half month's salary for less than one year of service graduating to eight months'
salary for 30 or more years of service. As a result of the filing of the Cases, payments under the policy in respect of periods prior to the Filing Date generally cannot be made by the Company. Any claims for such pre-petition amounts will be resolved in the overall context of a plan of reorganization. The
Named Executive Officers and certain other participants in the Kaiser Key
Employee Retention Plan waived their rights to any payments under the termination policy in connection with their participation in the Kaiser Key
Employee Retention Plan.

DIRECTOR COMPENSATION

Each of the directors who is not an employee of the Company or Kaiser generally receives an annual base fee for services as a director. The base fee for the year 2002 was $50,000. Prior to May 2002, a portion of such fee was payable in the form of options to purchase Kaiser Common Stock. Effective as of May 2002, the base fee was made payable entirely in cash. During 2002, in respect of base compensation, Messrs. Cruikshank, Hackett and Levin each received $43,334; Mr.
Roach, who was elected to the Board of Directors in April 2002, received
$33,334; and Mr. Hurwitz, who began receiving compensation as a director as of
October 1, 2002, received $12,500. Mr. Haymaker's compensation for 2002 was covered by a separate agreement with the Company and Kaiser, which is discussed below.

For the year 2002, non-employee directors of the Company and Kaiser who were directors of MAXXAM, also received director or committee fees from MAXXAM. In addition, the non-employee Chairman of each of the Company's and Kaiser's committees was paid a fee of $3,000 per year for services as Chairman. Effective as of February 2003, such fee was increased to $10,000 per year for the Chairman of the Audit Committees. All non-employee directors also generally received a fee of $1,500 per day per Board meeting attended in person, $1,500 per day per committee meeting held in person on a date other than a Board meeting, and $500
(increased to $1,500 effective as of May 2002) per formal telephonic meeting of the Board or a committee. In respect of 2002, Messrs. Cruikshank, Hackett,
Hurwitz, Levin and Roach received an aggregate of $32,000, $30,000, $4,500,
$35,500, and $20,500, respectively, in such fees from the Company and Kaiser in the form of cash payments. Each of Messrs. Cruikshank, Hackett and Levin also have a pre-petition claim against the Company and Kaiser for $500 with respect to 2002 meeting attendance fees.

Non-employee directors are eligible to participate in the Kaiser 1997 Omnibus
Stock Incentive Plan (the "1997 Omnibus Plan"). During 2002, no awards were made to non-employee directors under such plan.

Directors are reimbursed for travel and other disbursements relating to Board and committee meetings, and non-employee directors are provided accident insurance in respect of Company-related business travel. Subject to the approval of the Chairman of the Board, directors also generally may be paid ad hoc fees in the amount of $750 per one-half day or $1,500 per day for services other than attending Board and committee meetings that require travel in excess of 100 miles. During 2002, Mr. Roach received $9,750 in such fees with respect to his services as Chairman of the Audit Committees and attendance at strategic planning meetings.

Effective January 2002, the Boards of Directors of the Company and Kaiser
approved a supplemental compensation arrangement with Mr. Levin for certain advisory services to be provided to the President and the Boards of the Company and Kaiser. Any such supplemental compensation is payable at Mr. Levin's usual hourly rate as a member of Kramer Levin Naftalis & Frankel LLP, and would be in addition to amounts otherwise payable to Mr. Levin as a member of the
Executive Committees of the Boards. No amounts were paid to Mr. Levin under this arrangement during 2002.

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

Fees to directors who also are employees of Kaiser are deemed to be included in their salary. Directors of the Company were also directors of Kaiser and received the foregoing compensation for acting in both capacities.

On October 11, 2001, Mr. Haymaker, the Company and Kaiser entered into an agreement concerning the terms upon which he would serves as a director and non-executive Chairman of the Boards of the Company and Kaiser through December
31, 2002. Under the agreement, Mr. Haymaker provided consulting services to the
Company and Kaiser, in addition to acting as a director. For the year 2002, Mr.
Haymaker received base compensation under the agreement in the amount of $27,115 for services as a director, and $365,000 for services as non-executive Chairman of the Boards of the Company and Kaiser, inclusive of any Board and committee fees otherwise payable. Mr. Haymaker also has a pre-petition claim against the
Company and Kaiser for an additional $2,885 with respect to 2002 base director compensation. No options to purchase shares of Kaiser Common Stock were granted to Mr. Haymaker during 2002. Under the agreement, Mr. Haymaker would have been entitled to an incentive bonus of $105,000 upon the achievement of certain goals. Because of the chapter 11 filings by the Company and Kaiser, such goals were not attained and the incentive bonus was not paid.

On November 4, 2002, Mr. Haymaker, the Company and Kaiser entered into a new agreement concerning the terms upon which Mr. Haymaker would continue to serve as a director and non-executive Chairman of the Boards of the Company and Kaiser through December 31, 2003. For the year 2003, Mr. Haymaker's base compensation under the agreement will be $50,000 for services as a director and $73,000 for services as non-executive Chairman of the Boards of the Company and Kaiser, inclusive of any Board and committee fees otherwise payable. All compensation under the agreement is payable in cash. Mr. Haymaker may elect to defer receipt of the Director fee portion of the compensation in accordance with the deferred compensation program discussed above.

EMPLOYMENT CONTRACTS, RETENTION PLAN AND AGREEMENTS AND TERMINATION OF
EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Jack A. Hockema. Effective January 24, 2000, in connection with Mr. Hockema's election as Executive Vice President, and President of Kaiser Fabricated
Products, the Section 162(m) Compensation Committee of the Board approved compensation arrangements for Mr. Hockema for 2000 and 2001 comprised of three components: base pay, short-term incentive and long-term incentive. The long-term incentive covered the period 2000-2002 and had two components. The first component had a target amount of $200,000, with any award under such component to be made based on that target amount and on the performance of the
Engineered Products business unit for the period 2000-2002. The second component, which was valued at the time of grant at $135,000, was made during
2000 in the form of a grant of a stock option to purchase 28,184 shares of
Kaiser's Common Stock at $6.0938 per share. The options generally were scheduled to vest at the rate of 33 1/3% per year, beginning on February 3, 2001, with an additional 33 1/3% vesting each February 3 thereafter until fully vested, provided that as of any such vesting date Kaiser's Common Stock had traded at
$10.00 or more per share for at least 20 consecutive trading days during the option period. Such condition not having occurred, the options are scheduled to vest on the date such condition has been met or February 3, 2009, whichever is earlier. Vesting may be accelerated in certain circumstances. Mr. Hockema also would have qualified for a cash bonus of $500,000 in the event of the sale of a specified portion of the business units under his management on or before July
1, 2002. Such transaction did not occur and such bonus was not paid.

Effective October 9, 2001, in connection with Mr. Hockema's election as
President and Chief Executive Officer, Mr. Hockema and the Company entered into an employment agreement for the period October 9, 2001 through December 31,
2002. Under the terms of the agreement, Mr. Hockema's compensation continued to be comprised of base pay, short-term incentive and long-term incentive. His base pay for 2002 was $730,000. His short-term incentive target for 2002 was
$500,000, with payment to be from 50% to 300% of target based upon attainment of objectives established by the Board of Directors. Mr. Hockema did not receive any short-term incentive payment for 2002.

Mr. Hockema's long-term incentive bonus for the term of the agreement was valued at the time of grant at $1,500,000 and was composed one-half in the form of
241,936 restricted shares of Kaiser Common Stock and one-half in the form of options to purchase 306,122 shares of Kaiser Common Stock at $3.10 per share.
The options were granted as of October 11, 2001 and generally vest at the rate of 33 1/3% per year, beginning on October 11, 2002, with an additional 33 1/3%
vesting on each October 11 thereafter until fully vested. Vesting of the options may be accelerated under certain circumstances. The restricted stock was granted in two awards, one for 146,448 shares issued effective October 31, 2001, and the second for 95,488 shares issued effective January 25, 2002. See Note 3 to the
Summary Compensation Table above for additional information with respect to Mr.
Hockema's restricted shares.

John T. La Duc. Effective January 1, 1998, Mr. La Duc and the Company entered into a five-year employment agreement, which expired December 31, 2002. Pursuant to the terms of the agreement, Mr. La Duc's base salary for 2002 was $400,592.
During the term of the agreement, the amount was reviewed annually to evaluate
Mr. La Duc's performance and to reflect adjustments for inflation consistent with the general program of increases for other executives and management employees. Mr. La Duc's agreement established an annual target bonus of $200,000
(subject to adjustment for inflation) payable upon the Company's achieving short-term objectives under its executive bonus plan, which were to be agreed upon annually and otherwise be consistent with the Company's business plan. Mr.
La Duc did not receive any short-term incentive payment for 2002.

Pursuant to the terms of the agreement, in 1998 Mr. La Duc received a grant under the 1997 Omnibus Plan of options to purchase 468,750 shares of Kaiser's
Common Stock at an exercise price of $9.3125 per share. This grant was intended to have a value at the date of grant equivalent to a value of five times Mr. La
Duc's annual long-term incentive target of $465,000 and to be in lieu of any payment of long-term incentive compensation under the Company's executive bonus plan for the five-year period beginning January 1, 1998, although Mr. La Duc remained eligible for additional option grants. One-half of the options granted to Mr. La Duc under this agreement were among those exchanged by him for restricted shares of Kaiser Common Stock in connection with the Exchange Offer.
See Note 10 to the Summary Compensation Table above for additional information with respect to the Exchange Offer and Mr. La Duc's restricted shares.

Mr. La Duc's agreement provided that if his employment were to be terminated for any reason other than termination for cause, his acceptance of any offer of employment with an affiliate of the Company, or a voluntary termination by Mr.
La Duc for other than good reason, or if Mr. La Duc's employment terminated by the expiration of the employment period under the agreement without an offer for continued employment by the Company for a position of responsibility comparable to that held by Mr. La Duc at the beginning of the employment period and on substantially the same or improved terms and conditions, then Mr. La Duc would be entitled to receive the following benefits: (A) an early retirement lump sum payment equal to the excess, if any, of the sum of (i) the lump sum benefit from the Kaiser Retirement Plan that Mr. La Duc would have been entitled to as of the date of his actual termination based upon the terms of the Kaiser Retirement
Plan as in effect on January 1, 1998, and as if he qualified for a full early retirement pension, and (ii) the lump sum benefit from the Kaiser Supplemental
Benefits Plan based upon the terms of that Plan as in effect on January 1, 1998, and as if he qualified for a Kaiser Retirement Plan full early retirement pension, over (iii) an amount equal to the lump sum actuarial equivalent of Mr.
La Duc's actual benefit payable from the Kaiser Retirement Plan on account of his actual termination, plus the actual benefit payable from the Kaiser
Supplemental Benefits Plan on account of his actual termination; (B) full health benefits as if Mr. La Duc had qualified for an early retirement pension; (C) a lump sum equal to Mr. La Duc's base salary as of the date of his termination for a period equal to the greater of (x) the number of months remaining in the employment period, or (y) two years, plus an amount equal to Mr. La Duc's target annual bonus for the year of termination (but no less than $200,000); and (D)
all unvested stock options held by Mr. La Duc on the date of such termination that would have vested during his employment period would immediately vest and become exercisable in full for the remaining portion of the period of five years from the date of grant. The agreement also provided that in the event of a change in control, the terms and conditions of Mr. La Duc's agreement would continue in full force and effect during the period that he would continue to provide services; provided, in the event of a termination of his employment by the Company other than for cause, or in the event Mr. La Duc would terminate his employment for any reason within twelve (12) months following a change in control, the foregoing benefits would become due and payable.

Edward F. Houff. Effective October 1, 2001, Mr. Houff and the Company entered into an employment agreement for the period October 1, 2001 through September
30, 2004. Under the terms of the agreement,. Mr. Houff's annual salary is
$400,000. The agreement also provides for a guaranteed cash bonus of $125,000, plus an annual incentive bonus of up to $125,000.

Pursuant to the agreement, in 2001 Mr. Houff received a grant under the 1997
Omnibus Plan of options, valued at the time of grant at $450,000, to purchase
222,772 shares of Kaiser Common Stock at an exercise price of $2.625 per share, plus 171,429 restricted shares of Kaiser Common Stock, also valued at $450,000 at the time of grant. The options generally vest at the rate of 33 1/3% per year, beginning October 1, 2002, with an additional 33 1/3% vesting on each of
October 2, 2003 and September 30, 2004. Vesting of the options may be accelerated under certain circumstances. See Note 9 to the Summary Compensation
Table above for additional information with respect to Mr. Houff's restricted shares.

Mr. Houff's agreement provides that if his employment is terminated by the
Company for any reason other than cause, death or disability, he shall be entitled to receive all of the remaining base salary and guaranteed bonus to the end of the term of the agreement, but in no event less than six month's base salary. The agreement also provides that if Mr. Houff's employment is not retained beyond the term of the agreement, he shall be entitled to six months'
base salary as severance and up to $25,000 in relocation expenses. If Mr. Houff terminates his employment as a result of a breach by the Company of its contractual duties or the Company's material and unilateral alteration of his duties, the agreement provides that he shall be paid his base salary and guaranteed bonus for the balance of the agreement. If Mr. Houff's employment terminates as a result of death or disability, the agreement also provides that he or his estate, as applicable, shall receive any base salary, guaranteed bonus and unpaid vacation accrued through the date of death or disability and any other benefits payable under the Company's then existing benefit plans and policies. The foregoing severance arrangements are superseded by the terms of
Mr. Houff's severance agreements discussed below.

Pursuant to the Code, as debtor-in-possession, the Company may have the right, subject to Court approval, to assume or reject Mr. Houff's employment agreement.
See "Business--Reorganization Proceedings" for a discussion of assumption or rejection of executory contracts.

Kaiser Key Employee Retention Program. On September 3, 2002, the Court approved a Key Employee Retention Program, consisting of the long-term incentive program discussed above and the Kaiser Retention Plan, the Kaiser Severance Plan, and
the Kaiser Change in Control Severance Program discussed below.

Kaiser Retention Plan and Agreements. Effective September 3, 2002, the Company
adopted the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan
(the "Retention Plan") and in connection therewith entered into retention agreements with certain key employees, including each of the Named Executive
Officers. The Retention Plan replaced the Kaiser Aluminum & Chemical Corporation
Retention Plan adopted on January 15, 2002 (the "Prior Plan"). As described below, each of Messrs. Hockema, Houff, La Duc, Bonn and Perry received a basic award under the Retention Plan and Messrs. La Duc and Bonn also received a special award under the Retention Plan.

Basic awards under the Retention Plan generally vest on September 30, 2002,
March 31, 2003, September 30, 2003 and March 31, 2004, provided that if a participant's employment is terminated within 90 days following the payment of any award for any reason other than death, disability, retirement on or after age 62, or termination without cause (as defined in the Retention Plan), the participant must return such payment to the Company. For each of Messrs.
Hockema, Houff, La Duc and Bonn (and prior to his resignation, Mr. Perry), the amount earned on each vesting date is equal to 62.5% of his base salary at the time of grant. If the Named Executive Officer is employed by the Company on a vesting date, 40% of the amount earned on such date is paid to him in a lump sum on such date. The remaining 60% of such amount (the "Withheld Amount") is paid to the Named Executive Officer as follows: (i) 33 1/3% of each Withheld Amount is paid to the Named Executive Officer in a lump sum on the date of the
Company's emergence from bankruptcy if the Named Executive Officer is employed by the Company on that date, (ii) 33 1/3% of each Withheld Amount is paid to the
Named Executive Officer in a lump sum on the first anniversary of the date of the Company's emergence from bankruptcy if the Named Executive Officer is employed by the Company on that date, and (iii) 33 1/3% of the remaining portion of each Withheld Amount (the "Emergence Amount") is only payable as follows: (A)
100% of the Emergence Amount is paid on the date of the Company's emergence from bankruptcy if the emergence occurs on or prior to August 12, 2004 and the Named
Executive Officer is employed by the Company on that date, (B) 50% of the
Emergence Amount is paid on the date of the Company's emergence from bankruptcy if the emergence occurs on or prior to August 12, 2005 but after August 12,
2004, and the Named Executive Officer is employed by the Company on that date
(the remaining 50% of the Emergence Amount is forfeited by the Named Executive
Officer to the Company), and (C) 100% of the Emergence Amount is forfeited by the Named Executive Officer to the Company if the date of the Company's emergence from bankruptcy occurs after August 12, 2005.

In general, if a Named Executive Officer's employment with the Company is terminated prior to any vesting date for any reason, the portion of the basic award that would have become vested and payable on such vesting date, all subsequent portions of the award, if any, that would have become payable following such vesting date and any Withheld Amounts are forfeited by the Named
Executive Officer. However, if the Named Executive Officer's employment with the
Company is terminated as a result of the Named Executive Officer's death, disability, retirement from the Company on or after age 62 or the Company's termination of the Named Executive Officer's employment without cause, the Named
Executive Officer is entitled to receive (a) a prorated portion of the amount due on the vesting date immediately following the termination of employment, (b)
all Withheld Amounts, and (c) the Emergence Amount, if such amount is earned based on the date of the Company's emergence from bankruptcy, as described above.

A portion of the basic awards under the Retention Plan vested and was paid on
September 30, 2002. The amount paid pursuant to awards under the Retention Plan on September 30, 2002 to Messrs. Hockema, Houff, La Duc, Bonn and Perry was
$182,500, $100,000, $101,375, $84,350, and $93,750, respectively. Mr. Perry resigned on January 31, 2003 and therefore will not be eligible for further payments under the Retention Plan. Assuming the Company's emergence from bankruptcy prior to August 12, 2004, the maximum amount that may be received in the future pursuant to the Retention Plan by Messrs. Hockema, Houff, La Duc and
Bonn would be $1,642,500, $900,000, $912,375, and $759,150, respectively. In addition, awards under the Prior Plan were paid on January 15, 2002. The total amount paid to Messrs. Hockema, Houff, La Duc, Bonn and Perry under the Prior
Plan was $164,250, $60,000, $88,583, $73,710, and $84,375, respectively.

In addition to the basic awards described above, Messrs. La Duc and Bonn received a special award under the Retention Plan. Because Messrs. La Duc and
Bonn received this special award, neither is eligible to participate in the
Kaiser Aluminum & Chemical Corporation Severance Plan and neither was eligible to enter into a Kaiser Aluminum & Chemical Corporation Change in Control
Severance Agreement, as discussed below. Messrs. La Duc and Bonn also agreed to forego any claims under the Enhanced Severance Protection and Change in Control
Benefits Program adopted in 2000, as discussed below. The special award entitles each of Messrs. La Duc and Bonn to a lump sum payment upon his termination of employment with the Company if his employment is terminated as a result of death, disability, retirement on or after February 12, 2004, or is terminated without cause. For each of Messrs. La Duc and Bonn, the amount of the special award is equal to his benefit under the Kaiser Supplemental Benefits Plan, discussed above. If Messr. La Duc's or Bonn's employment is terminated by the
Company prior to February 14, 2004 for any reason other than death, disability, retirement or termination without cause, he will forfeit any benefit available under the Kaiser Supplemental Benefits Plan. In connection with the establishment of the Prior Plan, the Company and Kaiser created and funded an irrevocable grantor trust for the purpose of paying the special awards to
Messrs. La Duc and Bonn when due.

Kaiser Severance Plan and Agreements. Effective September 3, 2002, the Company
adopted the Kaiser Aluminum & Chemical Corporation Severance Plan (the
"Severance Plan") in order to provide selected executive officers, including
Messrs. Hockema and Houff (and prior to his resignation, Mr. Perry), and other key employees of the Company with appropriate protection in the event of certain terminations of employment. The Severance Plan, along with the Kaiser Aluminum &
Chemical Corporation Change in Control Severance Agreements described below, replaced for participants in such plans, the Enhanced Severance Protection and
Change in Control Benefits Program implemented in 2000. The Severance Plan terminates on the first anniversary of the date the Company emerges from bankruptcy.

The Severance Plan provides for payment of a severance benefit and continuation of welfare benefits in the event of certain terminations of employment.
Participants are eligible for the severance payment and continuation of benefits in the event the participant's employment is terminated without cause (as defined in the Severance Plan) or the participant terminates employment with good reason (as defined in the Severance Plan). The severance payment and continuation of benefits are not available if (i) the participant receives severance compensation or benefit continuation pursuant to a Kaiser Aluminum
& Chemical Corporation Change in Control Severance Agreement (as described below), (ii) the participant's employment is terminated other than without cause or by the participant for good reason, or (iii) the participant declines to sign, or subsequently revokes, a designated form of release. In addition, in consideration for the severance payment and continuation of benefits, a participant will be subject to noncompetition, nonsolicitation and confidentiality restrictions following the participant's termination of employment with the Company.

The severance payment payable under the Severance Plan to each of Messrs.
Hockema and Houff consists of a lump sum cash payment equal to two times his base salary. Each of Messrs. Hockema and Houff also will be entitled to continued medical, dental, vision, life insurance and disability benefits for a period of two years following termination of employment. Due to his resignation,
Mr. Perry no longer participates in the Severance Plan and did not receive any benefits under it upon his resignation. Severance payments payable under the
Severance Plan are in lieu of any severance or other termination payments provided for under any plan of the Company or any other agreement between the participant and the Company.

Kaiser Change in Control Severance Program. In 2002, the Company entered into
Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreements
(the "Change in Control Agreements") with certain key executives, including
Messrs. Hockema and Houff (and prior to his resignation, Mr. Perry), in order to provide them with appropriate protection in the event of a termination of employment in connection with a change in control (as defined in the Change in
Control Agreements) of the Company. In connection with the Severance Plan, these
Change in Control Agreements replaced the Enhanced Severance Protection and
Change in Control Benefits Program implemented in 2000. The Change in Control
Agreements terminate on the second anniversary of a change in control of the
Company.

The Change in Control Agreements provide for severance payments and continuation of benefits in the event of certain terminations of employment. The participants are eligible for severance benefits if their employment terminates or constructively terminates due to a change in control during a period that commences ninety (90) days prior to the change in control and ends on the second anniversary of the change in control. These benefits are not available if (i)
the participant voluntarily resigns or retires, other than for good reason (as defined in the Change in Control Agreements), (ii) the participant is discharged for cause (as defined in the Change in Control Agreements), (iii) the participant's employment terminates as the result of death or disability, (iv)
the participant declines to sign, or subsequently revokes, a designated form of release, or (v) the participant receives severance compensation or benefit continuation pursuant to the Kaiser Aluminum & Chemical Corporation Severance
Plan or any other prior agreement. In addition, in consideration for the severance payment and continuation of benefits, a participant will be subject to noncompetition, nonsolicitation and confidentiality restrictions following his or her termination of employment with the Company.

Upon a qualifying termination of employment, each of Messrs. Hockema and Houff are entitled to receive the following: (i) three times the sum of his base pay and most recent short-term incentive target, (ii) a pro-rated portion of his short-term incentive target for the year of termination, and (iii) a pro-rated portion of his long-term incentive target in effect for the year of his termination, provided that such target was achieved. Each of Messrs. Hockema and
Houff also are entitled to continued medical, dental, life insurance, disability benefits and perquisites for a period of three years after termination of employment with the Company. Each of Messrs. Hockema and Houff are also entitled to a payment in an amount sufficient, after the payment of taxes, to pay any excise tax due by him under Section 4999 of the Tax Code or any similar state or local tax. Mr. Perry's Change in Control Agreement terminated immediately upon his resignation and no payments were made thereunder.

Severance payments payable under the Change in Control Agreements are in lieu of any severance or other termination payments provided for under any plan of the
Company or any other agreement between the Named Executive Officer and the
Company.

Except as otherwise noted, there are no employment contracts between the Company or any of its subsidiaries and any of the Company's Named Executive Officers.
Similarly, except as otherwise noted, there are not any compensatory plans or arrangements that include payments from the Company or any of its subsidiaries to any of the Company's Named Executive Officers in the event of any such officer's resignation, retirement or any other termination of employment with the Company and its subsidiaries or from a change in control of the Company or a change in the Named Executive Officer's responsibilities following a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Policy Committee or the Section 162(m)
Compensation Committee of the Board was, during the 2002 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or, other than Mr. Levin, had any relationships requiring disclosure by the Company under Item 404 of
Regulation S-K. Mr. Levin served on the Company's Compensation Policy Committee and Board of Directors during 2002 and is also a member of the law firm of
Kramer Levin Naftalis & Frankel LLP, which provided legal services to the
Company and its subsidiaries during 2002.

During the Company's 2002 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Policy Committee or Section 162(m)
Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on any of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 28, 2003, Kaiser owned 100% of the issued and outstanding Common
Stock of the Company.

OWNERSHIP OF KAISER

The following table sets forth, as of March 28, 2003, unless otherwise indicated, the beneficial ownership of Kaiser's Common Stock by (i) those persons known by the Company to own beneficially more than 5% of the shares of
Kaiser's Common Stock then outstanding, (ii) each of the directors of the
Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                        NAME OF
                   BENEFICIAL OWNER                        TITLE OF CLASS            # OF SHARES(1)                 % OF CLASS
------------------------------------------------------ -----------------------   -----------------------         ----------------
MAXXAM Inc.                                                 Common Stock                      50,000,000(2)            62.4
Dimensional Fund Advisors Inc.                              Common Stock                       4,069,015(3)             5.1
Joseph A. Bonn                                              Common Stock                          54,325(4)(5)            *
Robert J. Cruikshank                                        Common Stock                          16,808(5)(6)            *
James T. Hackett                                            Common Stock                          13,676(5)(6)            *
George T. Haymaker, Jr.                                     Common Stock                          57,059(5)(6)            *
Jack A. Hockema                                             Common Stock                         345,464(5)(6)            *
Edward F. Houff                                             Common Stock                         188,544(5)(6)            *
Charles E. Hurwitz                                          Common Stock                          17,490(5)(7)            *
John T. La Duc                                              Common Stock                         381,693(5)(6)            *
Ezra G. Levin                                               Common Stock                          14,808(5)(6)            *
Harvey L. Perry                                             Common Stock                          10,603(6)               *
John D. Roach                                               Common Stock                             -0-                  *
All directors and executive officers of the Company         Common Stock                       1,259,587(4)(8)          1.6
   as a group (17 persons)

------------------------------------
*     Less than 1%.
(1)   Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Also includes options exercisable within 60 days of March 28, 2003, to acquire such shares.
(2)   Includes 27,938,250 shares beneficially owned by MGHI. The address of
      MAXXAM is 5847 San Felipe, Suite 2600, Houston, Texas 77057.
(3)   Information is based solely on a Schedule 13G filed with the SEC dated
      February 3, 2003, by Dimensional Fund Advisors Inc. ("DFA"), a registered investment advisor, reporting its ownership interest in Kaiser's shares at
      December 31, 2002. The Schedule 13G indicates that DFA has sole voting and sole dispositive value as to all of such shares, that all such shares are owned by advisory clients and that DFA disclaims beneficial ownership to all such shares. DFA's address is 1299 Ocean Avenue, 11th Floor, Santa
      Monica, California 90401.
(4)   Includes 23,948 shares of Kaiser Common Stock held in trust with respect to which Mr. Bonn possesses shared voting and investment power with his spouse.
(5)   Includes restricted shares of Kaiser Common Stock owned as follows: Mr.
      Bonn - 30,377; Mr. Cruikshank - 1,799; Mr. Hackett - 667; Mr. Haymaker -
      47,374; Mr. Hockema - 179,140; Mr. Houff - 114,286; Mr. Hurwitz - 17,490;
      Mr. La Duc - 11,504, and Mr. Levin - 1,799.
(6)   Includes options exercisable within 60 days of March 28, 2003 to acquire shares of Kaiser Common Stock as follows: Mr. Cruikshank - 13,009; Mr.
      Hackett - 13,009; Mr. Haymaker - 7,143; Mr. Hockema - 148,473; Mr. Houff -
      74,258; Mr. La Duc - 234,375; Mr. Levin - 13,009; and Mr. Perry - 10,603.
(7)   Excludes shares owned by MAXXAM. Mr. Hurwitz may be deemed to hold beneficial ownership in Kaiser as a result of his beneficial ownership in
      MAXXAM.
(8)   Excludes shares beneficially owned by Mr. Perry, who was not an executive officer of the Company as of March 28, 2003. Includes 450,155 restricted shares of Kaiser Common Stock. Also includes options exercisable within 60 days of March 28, 2003, to acquire 584,469 shares of Kaiser Common Stock.

OWNERSHIP OF MAXXAM

As of March 28, 2003, MAXXAM owned, directly and indirectly, approximately 62.4%
of the issued and outstanding Common Stock of Kaiser. The following table sets forth, as of March 28, 2003, unless otherwise indicated, the beneficial ownership of the common stock and Class A $.05 Non-Cumulative Participating
Convertible Preferred Stock ("MAXXAM Preferred Stock") of MAXXAM by the
directors of the Company, each of the Named Executive Officers, and by the directors and the executive officers of the Company as a group:

                  NAME OF                                                                  %        % OF COMBINED
             BENEFICIAL OWNER             TITLE OF CLASS        # OF SHARES(1)         OF CLASS   VOTING POWER (2)
-------------------------------------  --------------------  ---------------------    ----------  -----------------
Charles E. Hurwitz                         Common Stock             3,061,104(3)(4)        45.6           74.0
                                         Preferred Stock              752,441(4)(5)(6)    (99.2)
Robert J. Cruikshank                       Common Stock                 4,800(7)             *               *
Ezra G. Levin                              Common Stock                 4,800(7)             *               *
All directors and executive officers       Common Stock             3,074,144(3)(4)(8)     45.6           74.0
  as a group (17 persons)                Preferred Stock              752,441(4)(5)(6)     99.2

------------------------------------
*     Less than 1%.
(1)   Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed in the table. Includes the number of shares such persons would have received on March 28, 2003, if any, for their exercisable SARs (excluding SARs payable in cash only)
      exercisable within 60 days of such date if such rights had been paid solely in shares of MAXXAM common stock.
(2)   MAXXAM Preferred Stock is generally entitled to ten votes per share on matters presented to a vote of MAXXAM's stockholders.
(3)   Includes 1,669,451 shares of MAXXAM common stock owned by Gilda
      Investments, LLC ("Gilda"), a wholly owned subsidiary of Giddeon Holdings, as to which Mr. Hurwitz indirectly possesses voting and investment power.
      Mr. Hurwitz serves as the sole director of Giddeon Holdings, and together with members of his immediate family and trusts for the benefit thereof, owns all of the voting shares of Giddeon Holdings. Also includes (a)
      78,784 shares of MAXXAM common stock separately owned by Mr. Hurwitz's spouse and as to which Mr. Hurwitz disclaims beneficial ownership, (b)
      46,500 shares of MAXXAM common stock owned by the Hurwitz Investment
      Partnership L.P., a limited partnership controlled by Mr. Hurwitz and his spouse, 23,250 of which shares were separately owned by Mr. Hurwitz's spouse prior to their transfer to such limited partnership and as to which
      Mr. Hurwitz disclaims beneficial ownership, (c) 4,049 shares of MAXXAM common stock owned by the 1992 Hurwitz Investment Partnership L.P., of which 2,025 shares are owned by Mr. Hurwitz's spouse as separate property and as to which Mr. Hurwitz disclaims beneficial ownership, (d) 1,001,391 shares of MAXXAM common stock held directly by Mr. Hurwitz, including
      256,808 shares of MAXXAM common stock with respect to which Mr. Hurwitz possesses sole voting power and which have certain transfer and other restrictions that generally lapse in December 2014, (e) 60,000 shares of
      MAXXAM common stock owned by Giddeon Portfolio, LLC, which is owned 79% by
      Gilda and 21% by Mr. Hurwitz, and of which Gilda is the managing member
      ("Giddeon Portfolio"), (f) options to purchase 21,029 shares of MAXXAM common stock held by Gilda, and (g) options held by Mr. Hurwitz to purchase 179,900 shares of MAXXAM common stock exercisable within 60 days of March 28, 2003.
(4)   Gilda, Giddeon Holdings, Giddeon Portfolio, the Hurwitz Investment
      Partnership L.P., the 1992 Hurwitz Investment Partnership L.P. and Mr.
      Hurwitz may be deemed a "group" (the "Stockholder Group") within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as
      amended. As of March 28, 2003, in the aggregate, the members of the
      Stockholder Group owned 3,061,104 shares of MAXXAM common stock and
      752,441 shares of MAXXAM Preferred Stock, aggregating approximately 74.0%
      of the total voting power of MAXXAM. By reason of his relationship with the members of the Stockholder Group, Mr. Hurwitz may be deemed to possess shared voting and investment power with respect to the shares held by the
      Stockholder Group. The address of Gilda is 5847 San Felipe, Suite 2600,
      Houston, Texas 77057. The address of the Stockholder Group is c/o Timothy
      J. Neumann, Esq., Giddeon Holdings, Inc., 5847 San Felipe, Suite 2600,
      Houston, Texas 77057.
(5)   Includes 661,377 shares of MAXXAM Preferred Stock owned by Gilda as to which Mr. Hurwitz possesses voting and investment power and 1,064 shares of MAXXAM Preferred Stock held directly.
(6)   Includes options exercisable by Mr. Hurwitz within 60 days of March 28,
      2003, to acquire 90,000 shares of MAXXAM Preferred Stock.
(7)   Includes options exercisable within 60 days of March 28, 2003, to acquire
      3,800 shares of MAXXAM common stock.
(8)   Includes options exercisable within 60 days of March 28, 2003, to acquire
      9,040 shares of MAXXAM common stock, held by directors and executive officers not in the Stockholder Group.

EQUITY COMPENSATION PLAN INFORMATION

          PLAN CATEGORY             NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                                      ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING OPTION    REMAINING AVAILABLE FOR FUTURE
                                       OUTSTANDING OPTIONS,            WARRANTS AND RIGHTS          ISSUANCE UNDER EQUITY
                                         WARRANTS, RIGHTS                                            COMPENSATION PLANS
                                                                                                    (EXCLUDING SECURITIES
                                                                                                  REFLECTED IN COLUMN (A))
          PLAN CATEGORY                         (A)                            (B)                           (C)
--------------------------------   -----------------------------   ---------------------------   --------------------------
EQUITY COMPENSATION PLANS
   APPROVED BY SECURITY HOLDERS            1,454,861(1)                       $5.63                               3,295,156(2)
EQUITY COMPENSATION PLANS NOT
   APPROVED BY SECURITY HOLDERS                  -                              -                             -
      Total                                  1,454,861                        $5.63                               3,295,156

---------------------------
(1)  Represents shares of Kaiser Common Stock underlying outstanding stock options.
(2)  Shares are issuable under the 1997 Omnibus Plan. Stock-based awards made under the 1997 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, performance shares or performance units.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from October 28, 1988 through June 30, 1993, Kaiser and its domestic subsidiaries, including the Company, were included in the federal consolidated income tax returns of MAXXAM. The Company's tax allocation agreement with MAXXAM terminated pursuant to its terms, effective for taxable periods beginning after June 30, 1993. At December 31, 2001, the Company had a receivable from MAXXAM of $35,000,000 outstanding under the tax allocation agreement in respect of various tax contingencies in an equal amount. In March
2002, MAXXAM filed a declaratory action with the Court asking the Court to find that MAXXAM had no further obligations to the Company or the other Debtors under the tax allocation agreement. During the fourth quarter of 2002, the Company and
MAXXAM resolved their dispute with respect to the receivable from MAXXAM, with no amounts coming due from MAXXAM, and agreed that no further payments or refunds are required under the tax allocation agreement. The Court approved such resolution in February 2003.

The Company and MAXXAM have an arrangement pursuant to which they reimburse each other for certain allocable costs associated with the performance of services by their respective employees. The Company paid MAXXAM $153,440 under the shared services arrangement during 2002. Additionally, as of December 31, 2002, the
Company owed MAXXAM $376,660, and MAXXAM owed the Company $572,811 under the arrangement. The Company and MAXXAM generally have endeavored to minimize the need for reimbursement by ensuring that employees are employed by the entity to which the majority of their services are rendered. The vast majority of intercompany services between the Company and MAXXAM have now been terminated and therefore charges for such services in the future should be modest.

Mr. Levin, a director of the Company and Kaiser, is a member of the law firm of
Kramer Levin Naftalis & Frankel LLP, which provides legal services to Kaiser and its subsidiaries, including the Company.

PART IV

ITEM 14.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed within 90 days of the filing of this Report under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and
Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control. There have been no significant changes in the
Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

              1.  Financial Statements

                  Independent Auditors' Report

                  Copy of Report of Independent Public Accountants

                  Consolidated Balance Sheets

                  Statements of Consolidated Income (Loss)

                  Statements of Consolidated Stockholders' Equity (Deficit) and
                       Comprehensive Income (Loss)

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

              3.  Exhibits

                  Reference is made to the Index of Exhibits immediately
                  preceding the exhibits hereto (beginning on page 93), which index is incorporated herein by reference.

(b)           REPORTS ON FORM 8-K

              On October 24, 2002, under Item 5. "Other Events" of Form 8-K, the
              Company filed a Current Report on Form 8-K reporting the Company intended to seek discussions with the Pension Benefit Guaranty
              Corporation regarding alternatives to minimum pension funding requirements.

              On December 19, 2002, under Item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that the
              Company had determined that recent lump-sum distributions from the
              Kaiser Salaried Employee Retirement Plan had triggered a special provision under ERISA (Employee Retirement Income Security Act)
              that required the Company to make a pension contribution by
              January 15, 2003. However, since most of the payment would be classified as a pre-bankruptcy obligation, represented only a small percentage of the Company's legacy liabilities that must be addressed in the Company's reorganization, and since the
              Bankruptcy Code generally does not permit payment of pre-petition obligations without Court approval, the Company did not plan to seek such approval.

              No other reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report, however, on
              January 14, 2003, under Item 5, "Other Events" of Form 8-K, the
              Company filed a Current Report on Form 8-K reporting that its
              Mead, Washington, aluminum smelter had been indefinitely
              curtailed. Also, on January 14, 2003, under Item 5, "Other Events"
              of Form 8-K, the Company filed a Current Report on Form 8-K reporting that nine additional wholly owned subsidiaries of the
              Company had filed voluntary petitions with the U.S. Bankruptcy
              Court for the District of Delaware under Chapter 11 of the Federal
              Bankruptcy Code.

(c)           EXHIBITS

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 93), which index is incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KAISER ALUMINUM & CHEMICAL CORPORATION

Date:  March 28, 2003            By    /s/ Jack A. Hockema
                                           Jack A. Hockema
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 2003                  /s/ Jack A. Hockema
                                           Jack A. Hockema
                                     President, Chief Executive Officer and
                                                   Director
                                        (Principal Executive Officer)

Date:  March 28, 2003                  /s/ John T. La Duc
                                          John T. La Duc
                                      Executive Vice President and
                                        Chief Financial Officer
                                     (Principal Financial Officer)

Date:  March 28, 2003                  /s/ Daniel D. Maddox
                                           Daniel D. Maddox
                                      Vice President and Controller
                                     (Principal Accounting Officer)

Date:  March 28, 2003                  /s/ George T. Haymaker, Jr.
                                           George T. Haymaker, Jr.
                                      Chairman of the Board and Director

Date:  March 28, 2003                  /s/ Robert J. Cruikshank
                                           Robert J. Cruikshank
                                                Director

Date:  March 28, 2003                  /s/ James T. Hackett
                                           James T. Hackett
                                                Director

Date:  March 28, 2003                  /s/ Charles E. Hurwitz
                                           Charles E. Hurwitz
                                                Director

Date:  March 28, 2003                  /s/ Ezra G. Levin
                                           Ezra G. Levin
                                                Director

Date:  March 28, 2003                  /s/ John D. Roach
                                           John D. Roach
                                                Director

                                 CERTIFICATIONS

      I, Jack A. Hockema, certify that:

      1. I have reviewed this annual report on Form 10-K of Kaiser Aluminum &
Chemical Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c)   presented in this annual report our conclusions about the
                effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                               /s/ Jack A. Hockema
                                                         Jack A. Hockema
                                                     Chief Executive Officer

      I, John T. La Duc, certify that:

      1. I have reviewed this annual report on Form 10-K of Kaiser Aluminum &
Chemical Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13 a- 14 and 15d-14) for the registrant and have:

           a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c)   presented in this annual report our conclusions about the
                effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                                /s/ John T. La Duc
                                                         John T. La Duc
                                                     Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit
Number                          Description

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
                1-9447).

 4.16           Post-Petition Credit Agreement, dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent (incorporated by reference to Exhibit
                4.44 to the Report on Form 10-K for the year ended December 31,
                2001, filed by KAC, File No. 1-9447).

 4.17           First Amendment to Post-Petition Credit Agreement and
                Post-Petition Pledge and Security Agreement and Consent of
                Guarantors, dated as of March 21, 2002, amending the
                Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent, and amending a Post-Petition Pledge and
                Security Agreement dated as of February 12, 2002, among KACC,
                KAC, certain subsidiaries of KAC and KACC, and Bank of America,
                N.A., as Agent (incorporated by reference to Exhibit 4.45 to the
                Report on Form 10-K for the year ended December 31, 2001, filed by KAC, File No. 1-9447).

 4.18           Second Amendment to Post-Petition Credit Agreement and Consent
                of Guarantors, dated as of March 21, 2002, amending the
                Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent (incorporated by reference to Exhibit
                4.46 to the Report on Form 10-K for the year ended December 31,
                2001, filed by KAC, File No. 1-9447).

*4.19           Third Amendment to Post-Petition Credit Agreement, Second
                Amendment to Post-Petition Pledge and Security Agreement and
                Consent of Guarantors, dated as of December 19, 2002, amending the Post-Petition Credit Agreement dated as of February 12,
                2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.

*4.20           Fourth Amendment to Post-Petition Credit Agreement and Consent
                of Guarantors, dated as of March 17, 2003, amending the
                Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of
                America, N.A., as Agent.

*4.21           Waiver and Consent with Respect to Post-Petition Credit
                Agreement, dated October 9, 2002, among KAC, KACC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent.

*4.22           Second Waiver and Consent with respect to Post-Petition Credit
                Agreement, dated January 13, 2003, among KAC, KACC, the
                financial institutions party to the Post-Petition Credit
                Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent.

 4.23           Intercompany Note between KAC and KACC (incorporated by
                reference to Exhibit 10.10 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"),
                File No. 1-3924).

 4.24           Confirmation of Amendment of Non-Negotiable Intercompany Note,
                dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM, File No.
                1-3924).

 4.25           Amendment to Non-Negotiable Intercompany Note, dated as of
                December 11, 2000, between KAC and KACC (incorporated by
                reference to Exhibit 4.41 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).

 4.26           Senior Subordinated Intercompany Note between KAC and KACC dated
                February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

 4.27           Senior Subordinated Intercompany Note between KAC and KACC dated
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
                       [Exhibits 10.6 - 10.33, inclusive]

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
                1997, filed by KAC, File No. 1-9447).

 10.8           Employment Agreement between KACC and John T. La Duc made
                effective for the period from January 1, 1998, to December 31,
                2002 (incorporated by reference to Exhibit 10.5 to the Report on
                Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

 10.9           Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to John T. La Duc, effective July
                10, 1998 (incorporated by reference to Exhibit 10.6 to the
                Report on Form 10-Q for the quarterly period ended September 30,
                1998, filed by KAC, File No. 1-9447).

 10.10          Chief Executive Officer Agreement made and entered into as of
                October 11, 2001, by and between KACC and Jack A. Hockema
                (incorporated by reference to Exhibit 10.24 to the Report on
                Form 10-K for the period ended December 31, 2001, filed by KAC,
                File No. 1-9447).

 10.11          Non-Executive Chairman of the Boards Agreement, dated October
                11, 2001, among KAC, KACC and George T. Haymaker, Jr.
                (incorporated by reference to Exhibit 10.25 to the Report on
                Form 10-K for the period ended December 31, 2001, filed by KAC,
                File No. 1-9447).

*10.12          Non-Executive Chairman of the Boards Agreement, dated November
                4, 2002, among KAC, KACC and George T. Haymaker, Jr.

*10.13          Employment Agreement, dated October 1, 2001, between KACC and
                Edward F. Houff.

 10.14          Description of compensation arrangements among KACC, KAC, and
                Jack A. Hockema (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

 10.15          Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock
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

 10.17          Form of Enhanced Severance Agreement between KACC and key
                executive personnel (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended
                September 30, 2000, filed by KAC, File No. 1-9447).

 10.18          Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the
                Report on Form 10-Q for the quarterly period ended March 31,
                1998, filed by KAC, File No. 1-9447).

 10.19          Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus
                Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June
                30, 2001, filed by KAC, File No. 1-9447).

 10.20          Form of Stock Option Grant for options issued commencing January
                1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan
                (incorporated by reference to Exhibit 10.2 to the Report on Form
                10-Q for the quarterly period ended June 30, 2001, filed by KAC,
                File No. 1-9447).

 10.21          Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
                Incentive Plan (incorporated by reference to Exhibit 10.3 to the
                Report on Form 10-Q for the quarterly period ended June 30,
                2001, filed by KAC, File No. 1-9447).

 10.22          The Kaiser Aluminum & Chemical Corporation Retention Plan,
                dated January 15, 2002 (the "January 2002 Retention Plan")
                (incorporated by reference to Exhibit 10.35 to the Report on
                Form 10-K for the year ended December 31, 2001, filed by KAC,
                File No. 1-9447).

 10.23          Form of Retention Agreement for the Kaiser Aluminum &
                Chemical Corporation Retention Plan (incorporated by reference to Exhibit 10.36 to the Report on Form 10-K for the year ended
                December 31, 2001, filed by KAC, File No. 1-9447).

 10.24          Retention Agreement for the January 2002 Retention Plan, dated
                January 15, 2002, between KACC and Joseph A. Bonn (incorporated by reference to Exhibit 10.37 to the Report on Form 10-K for the
                year ended December 31, 2001, filed by KAC, File No. 1-9447).

 10.25          Retention Agreement for the January 2002 Retention Plan, dated
                January 15, 2002, between KACC and John T. La Duc (incorporated by reference to Exhibit 10.38 to the Report on Form 10-K for the
                year ended December 31, 2001, filed by KAC, File No. 1-9447).

*10.26          The Kaiser Aluminum & Chemical Corporation Key Employee
                Retention Plan (effective September 3, 2002).

*10.27          Form of Retention Agreement for the Kaiser Aluminum &
                Chemical Corporation Key Employee Retention Plan (effective
                September 3, 2002) for Jack A. Hockema, Edward F. Houff, Harvey
                L. Perry and one other Executive Officer.

*10.28          Form of Retention Agreement for the Kaiser Aluminum &
                Chemical Corporation Key Employee Retention Plan (effective
                September 3, 2002) for Joseph A. Bonn and John T. La Duc.

*10.29          Form of Retention Agreement for the Kaiser Aluminum &
                Chemical Corporation Key Employee Retention Plan (effective
                September 3, 2002) for Certain Executive Officers.

*10.30          Kaiser Aluminum & Chemical Corporation Severance Plan
                (effective September 3, 2002).

*10.31          Form of Severance Agreement for the Kaiser Aluminum &
                Chemical Corporation Severance Plan (effective September 3,
                2002) for Jack A. Hockema, Edward F. Houff, Harvey L. Perry and
                Certain Other Executive Officers.

*10.32          Form of Kaiser Aluminum & Chemical Corporation Change in
                Control Severance Agreement for Jack A. Hockema, Edward F. Houff
                and one other Executive Officer.

*10.33          Form of Kaiser Aluminum & Chemical Corporation Change in
                Control Severance Agreement for Harvey L. Perry and Certain
                Other Executive Officers.

*21             Significant Subsidiaries of KACC.

*99.1           Confirmation of Jack A. Hockema pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

*99.2           Confirmation of John T. La Duc pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

---------------------
*     Filed herewith

Principal       Arizona
Domestic          Chandler
Operations          Engineered Products
and             California

Administrative    Laguna Niguel
Offices             Administrative Offices
(Partial List)    Los Angeles (City of Commerce)
                    Engineered Products
                Louisiana
                  Baton Rouge
                    Alumina Business Unit Offices
                  Gramercy
                    Alumina
                Michigan
                  Detroit (Southfield)
                    Automotive Product Development and
                    Sales
                Ohio
                  Newark
                    Engineered Products
                Oklahoma
                  Tulsa
                    Engineered Products

        South Carolina
          Greenwood
            Engineered Products
        Tennessee
          Jackson
            Engineered Products
        Texas
          Houston
            Corporate Headquarters
          Sherman
            Engineered Products
        Virginia
          Richmond
            Engineered Products
        Washington
          Mead
            Primary Aluminum
          Richland
            Engineered Products
          Trentwood
            Flat-Rolled Products

Principal       Australia
Worldwide         Queensland Alumina Limited (20%)
Operations          Alumina
(Partial List)  Canada
                  Kaiser Aluminum & Chemical of
                  Canada Limited (100%)
                    Engineered Products
                Ghana
                  Volta Aluminium Company Limited (90%)
                    Primary Aluminum
        Jamaica
          Alumina Partners of Jamaica (65%)
            Bauxite, Alumina
          Kaiser Jamaica Bauxite Company (49%)
            Bauxite
        Wales, United Kingdom
          Anglesey Aluminium Limited (49%)
            Primary Aluminum