Form 10-K
period 2003-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2004-03-30
CIK 54291

--------------------------------------------------------------------------------
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 For the fiscal year ended December 31, 2003 Commission file number 1-3605

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

As of February 29, 2004, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant.

                       Documents Incorporated By Reference
                                      None

--------------------------------------------------------------------------------

                                      NOTE

Kaiser Aluminum & Chemical Corporation's Report on Form 10-K filed with the
Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 109 - 114 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page.
Please contact the office set forth below to request copies of this Report on
Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                                         Corporate Secretary
                                         Kaiser Aluminum & Chemical Corporation
                                         5847 San Felipe, Suite 2500
                                         Houston, Texas 77057-3268
                                         (713) 267-3777

                                TABLE OF CONTENTS

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                    EQUITY SECURITIES..................................................      18

     ITEM 6.      SELECTED FINANCIAL DATA..............................................      18

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

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

GENERAL

Kaiser Aluminum & Chemical Corporation (the "Company"), a Delaware corporation organized in 1940, is a direct subsidiary of Kaiser Aluminum Corporation
("Kaiser" or "KAC") and an indirect subsidiary of MAXXAM Inc. ("MAXXAM"). Kaiser owns all of the Company's Common Stock and MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of Kaiser's Common Stock, with the remaining approximately 38% publicly held. The Company has historically operated in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. However, as discussed below, the Company expects it will emerge from the Chapter 11 proceedings primarily as a fabricated products company.

REORGANIZATION PROCEEDINGS

The Company, Kaiser and 24 of the Company's subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of
Delaware (the "Court") for reorganization under Chapter 11 of the United States
Bankruptcy Code (the "Code"); the Company, Kaiser and 15 of the Company's
subsidiaries (the "Original Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The Original Debtors and Additional Debtors are
collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing Date" means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the
Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the
Court.

Original Debtors. During the first quarter of 2002, the Original Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries of the Company included in such filings were: Kaiser Bellwood Corporation
("Bellwood"), Kaiser Aluminium International, Inc. ("KAII"), Kaiser Aluminum
Technical Services, Inc. ("KATSI"), Kaiser Alumina Australia Corporation
("KAAC") (and its wholly owned subsidiary, Kaiser Finance Corporation ("KFC"))
and ten other entities with limited balances or activities.

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

The Court set January 31, 2003 as the last date by which holders of pre-Filing
Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file such claim by January 31, 2003 and did not do so may be barred from asserting such claim against any of the
Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original Debtors reserve the right to establish a separate bar date at a later time. A separate bar date for certain hearing loss and coal tar pitch volatiles claims was reset to
February 29, 2004.

Additional Debtors. On January 14, 2003, the Additional Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries included in such filings were: Kaiser Bauxite Company ("KBC"), Kaiser Jamaica Corporation
("KJC"), Alpart Jamaica Inc. ("AJI"), Kaiser Aluminum & Chemical of Canada
Limited ("KACOCL") and five other entities with limited balances or activities.
Ancillary proceedings in respect of KACOCL and two other Additional Debtors were also commenced in Canada simultaneously with the January 14, 2003 filings.

The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty
Corporation ("PBGC") primarily as a result of the Company's failure to meet a
$17.0 million accelerated funding requirement to its salaried employee retirement plan in January 2003. The filing of the Cases by the Additional
Debtors had no material impact on the Company's day-to-day operations.

In connection with the Additional Debtors' filings, the Court authorized the
Additional Debtors to continue to pay or otherwise honor certain pre-Filing Date claims, including employee wages and benefits, and customer and vendor claims in the ordinary course of business. The Court also approved the Additional Debtors'
continued participation in the Company's existing cash management systems and routine intercompany transactions involving, among other transactions, the transfer of materials and supplies among subsidiaries and affiliates.

In March 2003, the Court set May 15, 2003 as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss and coal tar pitch volatiles claims) could file their claims. Any holder of a claim that was required to file such claim by May 15, 2003 and did not do so may be barred from asserting such claim against any of the Additional Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved.

Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein.

All Debtors. The following table sets forth certain financial information for the Debtors and non-Debtors as of and for the year ended December 31, 2003 (in millions).

                                                                           Consolidation/
                                                                             Elimination
                                                Debtors      Non-Debtors       Entries      Consolidated
                                           ---------------- -------------  --------------  ---------------

Net sales                                  $       1,272.5  $      106.2   $       (13.4)  $      1,365.3
Operating income (loss)                             (686.7)        (52.2)            -             (738.9)
Net income (loss)                                   (788.1)        (32.4)           32.4           (788.1)

Total assets                               $       1,393.2  $      579.5   $      (344.0)  $      1,628.7
Liabilities not subject to compromise                304.4         116.4            (2.0)           418.8
Liabilities subject to compromise                  2,820.0           -               -            2,820.0
Minority interests                                    -            105.6            15.5            121.1
Total stockholders' equity (deficit)              (1,731.2)        357.5          (357.5)        (1,731.2)

Two creditors' committees, one representing the unsecured creditors (the "UCC")
and the other representing the asbestos claimants (the "ACC"), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees") with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits
(such as medical and insurance) under Section 1114 of the Code. The Debtors expect that the Committees, together with the legal representative for potential future asbestos claimants (the "Futures' Representative") that has been appointed in the Cases, play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures'
Representative, including those of their counsel and other advisors.

As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all
Debtors, the most recent of which was set to expire February 29, 2004. A motion to extend the exclusivity period for KAAC, KJC and AJI through April 30, 2004, and for the remaining Debtors through June 30, 2004, was filed by the Company in
February 2004. By filing the motion to extend the exclusivity period, the period is automatically extended until the April 26, 2004 Court hearing date. As the
Debtors' motion to extend the exclusivity period was agreed to by the UCC and as the ACC and the Futures' Representative have indicated that they support a common extension of the exclusivity period for all Debtors through either April
30, 2004 or June 30, 2004, the Debtors believe that it is likely that the exclusivity period for all Debtors will be extended through at least April 30,
2004. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the
Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Debtors anticipate that substantially all liabilities of the Debtors as of their Filing Date will be settled under one or more plans of reorganization to be proposed and voted on in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans or as to whether such plan or plans will be confirmed by the Court and consummated.

In working toward one or more plans of reorganization, the Debtors have been,
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
claims, the outcome of ongoing discussions with the key constituencies, the
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
uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's
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
the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica, hearing loss and coal tar pitch volatiles personal injury claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors'
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

The Debtors' Cases are being administered on a consolidated basis. In fact, however, there are separate cases for each Debtor or twenty-six Cases in total.
The impacts of the Cases and any plans of reorganization proposed for individual debtors will depend on each Debtor's specific circumstances and the differing interests that creditors have in respect of such entities.

A substantial majority of the claims in the Cases are against the Company. These include claims in respect of substantially all of the Debtors' debt obligations, obligations in respect of pension and retiree medical benefits, asbestos-related and personal injury claims, and known environmental obligations. As such, all of these claimholders will have claims against the Company that, except as further described below, will have to be satisfied by the Company's assets, which generally include the alumina refinery located at Gramercy, Louisiana
("Gramercy"), the interests in Anglesey Aluminium Limited ("Anglesey"), the interests in Volta Aluminium Company Limited ("Valco") and the fabricated products plants (other than the London, Ontario, Canada and Richmond, Virginia extrusion facilities, which are owned by separate subsidiaries that are also
Debtors). The Company's assets also include certain intercompany receivables from certain of its Debtor subsidiaries for funding provided to its joint venture affiliates.

In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, KAII, KACOCL, KBC,
Bellwood, KATSI and KFC) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those holders of claims against the Company also have claims against certain Company subsidiaries that own the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against each of
AJI and KJC, which own the Company's interests in Alumina Partners of Jamaica
("Alpart"), and KAAC, which owns the Company's interests in Queensland Alumina
Limited ("QAL"), as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated Notes.
Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company
(referred to as "Controlled Group Members"). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by the Company. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in
Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the
PBGC.

In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany
Agreement"). The proposed Intercompany Agreement would also release substantially all other pre- and post-petition intercompany claims between the
Debtors. The proposed Intercompany Agreement, if finalized substantially in its current form, would, among other things, provide for payments of cash by AJI,
KJC and KAAC to the Company of $85.0 million in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 million plus accrued and unpaid interest and fees paid by the Company to retire
Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for (1) any net cash flows collected by or funded by the Company between April 1, 2004 and the earlier of (a) AJI's, KJC's and KAAC's emergence from Chapter 11 or (b) the sale of AJI's, KJC's and KAAC's respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to what, if any, alumina sales contracts are transferred) pursuant to the Company's January 2004 agreement to sell its interests in Alpart, if consummated. The proposed
Intercompany Agreement calls for such payments to be made to the Company at the earlier of the sale of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter 11. Under the proposed Intercompany
Agreement, all such payments, other than $28.0 million to be paid to the Company upon the sale of Alpart and any amounts paid by the Company in respect of retiring the Alpart-related debt, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities will be secured by liens.
There are still a number of issues with respect to the proposed Intercompany
Agreement that must be satisfactorily resolved. The Intercompany Agreement once finalized will be subject to Court approval. Additionally, the ACC and the
Futures' Representative have not yet reviewed, commented on or agreed to the terms of the Intercompany Agreement. The Company currently expects the Court to consider the proposed Intercompany Agreement at the regularly scheduled April
2004 or May 2004 omnibus hearing. However, no assurances can be provided that the issues can be resolved within the time frame necessary to submit the
Intercompany Agreement to the Court under that time frame.

At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company currently expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note
7 of Notes to Consolidated Financial Statements). If payments under the proposed
Intercompany Agreement together with existing cash resources and liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed
Intercompany Agreement or be able to negotiate a reasonable alternative.
However, no assurances can be given in this regard.

The Company expects that, when the Debtors ultimately file a plan or plans of reorganization, it is likely to reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage and financial flexibility, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued ownership of those commodity assets that have the potential to generate significant cash at steady-state metal prices and/or which provide a strategic hedge against the fabricated products business' needs for primary aluminum. While the Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors' responsibility to maximize the recoveries for its stakeholders. The Company's advisors have developed a timeline that, assuming the current pace of the Cases continues, is expected to allow the Company to file a plan or plans of reorganization by mid-year 2004 and emerge from Chapter
11 as early as late in the third quarter of 2004. However, the Debtors' ability to do so is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the
Company's Board of Directors and in consultation with the UCC, the ACC and the
Futures' Representative, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the
Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) the Company's Gramercy alumina refinery and
Kaiser Jamaica Bauxite Company ("KJBC"). The possible sale of the Debtors'
interests in respect of Gramercy and KJBC was explored jointly given their significant integration. More recently, the Company has also begun the process of exploring the possible sale of its 20% interest in and related to QAL. While the Company believes that the QAL-related interests are likely to be its most valuable commodity asset and expects that there are or will be a number of parties interested in acquiring such interests, no assurances can be given that any such sale will occur. In addition, after extensive negotiations with the
Government of Ghana ("GoG") and the Volta River Authority ("VRA") failed to result in a resolution to Volta Aluminium Company Limited's ("Valco") power situation and other matters, the Company, in December 2003, entered into a
Memorandum of Understanding ("MOU") with the GoG and the VRA to sell its interests in Valco (see Notes 1, 5 and 15 of Notes to Consolidated Financial
Statements for additional discussion regarding the MOU and the possible sale of the Company's interests in Valco).

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

Upon emergence from the Cases, the Company expects to apply "fresh start"
accounting to its consolidated financial statements as required by SOP 90-7 .
Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending asset sales and liabilities subject to compromise (that will be relieved upon emergence), comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.

SUMMARY OF OPERATIONS

The Company has historically sold significant amounts of alumina and primary aluminum in domestic and international markets. The following table sets forth historical product flows for the years ended December 31, 2003, 2002 and 2001.
However, as discussed above, the Company expects it will emerge from the Chapter
11 proceedings primarily as a fabricated products company.

                                                                Sources(1)                             Uses(1)
                                                   ------------------------------------  ----------------------------------
                                                                          Third Party       Third Party      Intersegment
                                                      Production(2)        Purchases       Shipments(2)        Transfers
                                                   ------------------  ----------------  -----------------  ---------------
                                                                            (in thousands of tons*)
Fabricated Products - expected to be core of
       reorganizing entity(3)
       2003                                                       -               165.5              168.9              -
       2002                                                       -               164.7              170.7              -
       2001                                                       -               187.1              192.5              -

Commodities - sales pending or
       disposition under consideration
Bauxite -
       2003                                                   6,094.5           1,578.8            1,525.5          4,694.6
       2002                                                   6,289.7           1,582.5            1,568.1          4,493.5
       2001                                                   5,628.3           1,916.3            1,512.2          4,355.4
Alumina -
       2003                                                   2,926.7              96.1            2,929.0           176.6
       2002                                                   2,848.5             258.9            2,626.6            343.9
       2001                                                   2,813.9(4)          115.0            2,582.7            422.8
Primary Aluminum  -
       2003                                                      84.8                .7               89.7            -
       2002                                                     187.4               6.1              194.8              1.7
       2001                                                     214.3              27.3              244.7              2.3

---------------------------

* All references to tons in this Report are to metric tons of 2,204.6 pounds.
(1)  Sources and uses will not equal due to the impact of intrasegment consumption, inventory changes and alumina and primary aluminum swaps.
(2)  Production and third party shipments include Kaiser's share of consolidated joint venture activities.
(3)  Fabricated products activity is reported in equivalent tons of primary aluminum. Third party purchases represent purchases of primary aluminum, including scrap.
(4)  During September 2001, the Company sold an 8.3% interest in QAL. See
     "Business Operations--Bauxite and Alumina Business Unit--QAL" below for a discussion of effects of the sale on alumina production.

BUSINESS OPERATIONS

The Company has historically conducted its business through its business units
(Fabricated products, Bauxite and alumina, Primary aluminum and Commodities marketing), each of which is discussed below. As previously discussed, while the
Company has historically operated in all aspects of the aluminum industry, the
Company expects it will emerge from the Chapter 11 proceedings primarily as a fabricated products company. As such, the Company has attempted to provide additional information in this Annual Report on Form 10-K to separately disclose amounts related to the Fabricated products business.

-   Fabricated Products Business Unit
The Fabricated products business operates (1) the Trentwood rolling mill, in
Spokane Valley, Washington, which produces heat-treat sheet and plate products;
(2) soft-alloy extrusion facilities located in Los Angeles, California; Sherman,
Texas; Tulsa, Oklahoma; Richmond, Virginia; and London, Ontario, Canada, which produce rod, bar, tube, shapes and billet; (3) hard-alloy extrusion plants located in Newark, Ohio, and Jackson, Tennessee, which produce rod, bar, screw machine stock, redraw rod, forging stock and billet; and (4) an engineered component (forging) facility located in Greenwood, South Carolina, which produces products particularly well-suited for automotive applications because of their high strength-to-weight properties. The Fabricated products business also extrudes seamless tubing in both hard- and soft-alloys at a facility in
Richland, Washington, and produces drawn tube in both hard- and soft-alloys at its operations in Chandler, Arizona. Soft-alloy extruded seamless and drawn tubing is also produced at the Richmond, Virginia facility.

Primary and scrap aluminum to meet the business unit's manufacturing requirements are purchased from third parties at market terms.

Major markets for the Fabricated products business include:

-   aerospace
-   ground transportation, including automobiles, light trucks, heavy duty trucks and trailers, and shipping containers
-   distribution
-   durable goods
-   ordnance
-   electrical

A significant portion of sales are made through distributors.

Through its sales and engineering office in Southfield, Michigan, the Fabricated products business staff works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

Over the last several years, there has been a significant integration of the
Fabricated products business operations. The business operations of the plants have similar economic characteristics and are similar in product and production process, with common customers. Because of common customers, there has been substantial integration of the sales force and management.

All of the Fabricated products business operations are owned directly by the
Company with two exceptions: (1) the London, Ontario facility is owned by
KACOCL, a wholly owned subsidiary, which was one of the Company's subsidiaries that filed a petition for reorganization under the Code in January 2003, and (2)
the Richmond, Virginia facility, which is owned by Bellwood, also a wholly owned subsidiary, which filed a petition for reorganization in February 2002. The
Company does not believe that KACOCL's or Bellwood's operations will be adversely affected by the Cases.

In 2003, the Fabricated products business unit had approximately 600 customers, including approximately 100 customers in the aerospace, transportation and industrial markets, most of which represented heat-treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers for fabricated products accounted for approximately 10% and 30%, respectively, of the business unit's third-party net sales. See Item 1.
"Business--Competition" in this Report. Sales are made directly to end-use customers and distributors by Company sales personnel located in the United
States and Europe, and by independent sales agents in Asia, Mexico and the
Middle East.

-   Bauxite and Alumina Business Unit
The Company has historically been a major producer of alumina and sold significant amounts of its alumina production in domestic and international markets. The Company's strategy was to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. However, as previously disclosed, as a part of its reorganization process, the Company has been exploring the possible sale of certain or all of its commodities assets, which include the interests of the Bauxite and Alumina business unit. As more fully discussed in Note 5 of Notes to Consolidated Financial Statements, the
Company will conduct an auction in April 2004 that may result in the sale of its interests in and related to Alpart, is close to reaching an agreement in respect of the sale of its interests in and related to Gramercy/KJBC and has begun certain processes that could lead to the Company's interests in and related to
QAL being sold. Further, under the Intercompany Agreement, if approved by the
Court, any net cash flow related to Alpart's and QAL's activities beginning
April 1, 2004 would be for the benefit of AJI's, KJC's and the Company's creditors and, to the extent collected by the Company in the interim, would reduce the payments required to be made to the Company by AJI, KJC and KAAC pursuant to the Intercompany Agreement.

The following table lists the Company's bauxite mining and alumina refining facilities as of December 31, 2003:

                                                                                                 Annual
                                                                                             Production              Total
                                                                                               Capacity             Annual
                                                                            Company        Available to         Production
Activity                                 Facility        Location         Ownership         the Company           Capacity
------------------                   ------------  --------------  ----------------   -----------------   ----------------
                                                                                                 (tons)             (tons)

Bauxite Mining                       KJBC          Jamaica                    49.0%           4,500,000          4,500,000
                                     Alpart(1)     Jamaica                    65.0%           2,275,000          3,500,000
                                                                                      -----------------   ----------------

                                                                                              6,775,000          8,000,000
                                                                                      =================   ================

Alumina Refining                     Gramercy      Louisiana                 100.0%           1,250,000          1,250,000
                                     Alpart        Jamaica                    65.0%           1,072,500          1,650,000
                                     QAL           Australia                  20.0%             730,000          3,650,000
                                                                                      -----------------   ----------------

                                                                                              3,052,500          6,550,000
                                                                                      =================   ================
------------
(1) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

KJBC. The Government of Jamaica has granted the Company a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of the Company's Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. KJBC mines bauxite from land which is subject to the mining lease as an agent for the Company. The Company holds its interest in KJBC through a wholly owned subsidiary (KBC) which was one of the Company's subsidiaries that filed a petition for reorganization under the
Code in January 2003. KJBC did not file a petition for reorganization. The
Company and KBC have the authority from the Court to fund KJBC's cash requirements in the ordinary course of business. Although the Company (through
KBC) owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility and the remainder is sold to a third party. KJBC's operations were impacted by the Gramercy incident (see Gramercy below). The Government of Jamaica, which owns 51% of KJBC, has agreed to grant the Company an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the
Gramercy facility to produce at its rated capacity for an additional ten year period.

Gramercy. Alumina produced by the Gramercy refinery is primarily sold to third parties. The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under multi-year contracts typically linked to London Metal Exchange prices ("LME prices") for primary aluminum. Chemical grade alumina is sold at a premium price over smelter grade alumina. Production at the plant was curtailed from July 1999 until December 2000 (at which time partial production commenced) as a result of an explosion in the digestion area of the plant. Construction at the facility was substantially completed in the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. Since the end of February 2002, the plant has, except for normal operating variations, generally operated at approximately 100% of its newly-rated capacity. While production was curtailed, the Company purchased alumina from third parties, in excess of the amounts of alumina available from other Company-owned facilities, to supply major customers' needs as well as to meet intersegment requirements.

Alpart. The Company owns a 65% interest in Alpart, and Hydro Aluminium a.s
("Hydro") owns the remaining 35% interest. The Company holds its interests in
Alpart through two wholly owned subsidiaries (KJC and AJI), which were two of the Company's subsidiaries that filed petitions for reorganization under the
Code in January 2003. Alpart did not file a petition for reorganization. The
Debtors have the authority from the Court to fund their share of Alpart's cash requirements in the ordinary course of business. Alpart holds bauxite reserves and owns an alumina plant located in Jamaica. The Company has management responsibility for the facility on a fee basis. The Company and Hydro are responsible for their proportionate shares of Alpart's costs and expenses. The
Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.
Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the
Government of Jamaica, have been operating a bauxite mining operation joint venture that consolidated their bauxite mining operations in Jamaica since the first half of 2000. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves with the objective to optimize mining operations and capital costs. As part of the Company's initiatives launched in 2001, Alpart's annual production capacity was increased from 1,450,000 to 1,650,000 tons during late 2003.

QAL. The Company owns a 20% interest in QAL, after selling an approximate 8.3%
interest in September 2001. The Company holds its interest in QAL through a wholly owned subsidiary (KAAC), which is one of the Company's subsidiaries that filed a petition for reorganization under the Code in 2002. The Debtors have the authority from the Court to fund its share of QAL's cash requirements in the ordinary course of business. QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world.
QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including KAAC, purchase bauxite from another QAL shareholder under long-term supply contracts. KAAC has contracted with QAL to take approximately 600,000 tons per year of alumina or pay standby charges. KAAC is unconditionally obligated to pay amounts calculated to service its share ($60.0 million at
December 31, 2003) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. In recent years, since the curtailment of the Mead and Tacoma smelters, the Company has sold its share of
QAL's production to third parties.

Customers. During 2003, the Company sold alumina to approximately 10 customers, the largest and top five of which accounted for approximately 19% and 71%, respectively, of the business unit's third-party net sales. All of the Company's third-party sales of bauxite in 2003 were made to one customer, which sales represent approximately 5% of the business unit's third-party net sales. The
Company's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries, and users of chemical grade alumina.
Marketing and sales efforts are conducted by personnel located in Baton Rouge,
Louisiana.

-   Primary Aluminum Business Unit
The Company has historically been a major producer of primary aluminum and sold significant amounts of its primary aluminum production in domestic and international markets. The Company's strategy was to sell a substantial portion of the primary aluminum available to it in excess of its internal smelting requirements to third parties. However, as previously disclosed, as a part of its reorganization process, the Company has been exploring the possible sale of certain or all of its commodities assets, which include the interests of the
Primary aluminum business unit. As more fully discussed in Note 5 of Notes to
Consolidated Financial Statements, the Company has entered into agreements to sell the Company's interests in Valco and Mead smelting facilities.

The following table lists the Company's primary aluminum smelting facilities as of December 31, 2003:

                                                                            Annual Rated            Total            2003
                                                                                Capacity           Annual         Average
                                                           Company         Available to             Rated       Operating
Location                                 Facility        Ownership           the Company         Capacity            Rate
-----------------                      ----------     ------------      ----------------      -----------    ------------
                                                                                  (tons)           (tons)
Ghana                                  Valco                   90%               180,000          200,000               8%
Wales, United Kingdom                  Anglesey                49%                66,150          135,000             107%
Washington, United States              Mead                   100%               200,000          200,000             __(1)
                                                                        ----------------      -----------
              Total                                                              446,150          535,000
                                                                        ================      ===========

--------
(1) Production has been completely curtailed since 2001.

Electric power represents an important production input for the Company at its aluminum smelters and its cost can significantly affect the Business Unit's profitability.

Valco. The Company manages, and directly owns a 90% interest in Valco, which owns an aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by the Company and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. The Company's share of the primary aluminum is sold to third parties. In December 2003, as discussed below, the Company entered into a Memorandum of Understanding to sell its interests in Valco to the
Government of Ghana.

Valco's operating level has been subject to fluctuations resulting from the amount of hydro-electric power it is allocated by the VRA. The operating level over the last five years has ranged from none to four out of a total of five potlines. The amount of power made available to Valco by the VRA depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative
(non-Valco) uses of the power generated, as directed by the VRA.

During late 2000, Valco, the GoG and the VRA reached an agreement, subject to
Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However,
Parliamentary approval was not received and, in March 2002, the GoG reduced
Valco's power allocation forcing Valco to curtail one of its four operating potlines. In December 2002, after substantial attempts to reach an amicable solution, Valco and the Company filed for arbitration with the International
Chamber of Commerce in Paris against both the VRA and the GoG. An attempt of mediation in January 2003 was also unsuccessful, following which Valco's power allocation was further reduced in January 2003 resulting in the curtailment of two additional operating potlines.

As previously disclosed, during the first half of 2003, the lake level was at or near a record low level. Based on the level of the lake and the rate at which it had been declining, the Company believed that curtailment of Valco's last remaining operating potline was likely. Accordingly in light of the previous curtailments ordered by the VRA and the declining lake level, in May 2003, the
Company curtailed the last operating potline. The curtailment of the last operating potline was believed to: (1) offer the VRA and the GoG a contribution toward conservation of the water supply to improve their ability to meet Valco's future power needs as well as meet the near-term power needs of the rest of
Ghana, and (2) provide Valco its best opportunity to restart late in 2003 once the annual rainy season had replenished the lake level and Valco's 2004 power allocation was known. The rainy season ended in late 2003 and the lake level crested at a more typical level. During 2003, Valco met regularly with the GoG and the VRA in respect of the current and future power situation and other matters including appropriate compensation to Valco for power curtailments. The continuation of the negotiations and arbitration ultimately led to the MOU in
December 2003, whereby the Company agreed to sell its 90% interest in Valco to the GoG for consideration of between $35.0 million and $100.0 million, plus assumption of all of the Company's related liabilities and obligations. The MOU contemplates that the transaction will close by April 30, 2004. The transaction is subject to due diligence and a number of approvals, including by the
President or Cabinet of the GoG, the Parliament of Ghana, the Boards of
Directors of the Company and Valco and the Court. As a result, no assurance can be given that the MOU will be approved by any or all of the parties. See Notes 5 and 15 of Notes to Consolidated Financial Statements for additional information regarding the MOU and the possible sale of the Company's interests in Valco.

Valco did not file a petition for reorganization. The Company did not expect
Valco's operations to be adversely affected as a result of the Cases as the
Debtors had received the authority from the Court to fund Valco's cash requirements in the ordinary course of business. The Company and the PBGC entered into a stipulation, which was approved by the Court, that extended the automatic stay in bankruptcy to Valco to prevent statutory liens from arising against Valco in respect of certain pension obligations related to the Company's
U.S. pension plans (see Note 9 of Notes to Consolidated Financial Statements).
The stipulation currently expires on June 30, 2004. It can be extended beyond that date either through agreement of the parties or involuntarily by order of the Court. The Company is unable to assess at this time whether an extension of the stipulation might be necessary or whether, if sought, an extension might be obtained. If the stipulation were not extended, a PBGC lien could arise against
Valco that could have material consequences. The Company is unable to state at this time whether a lien, if one arose, would be enforceable in Ghana against
Valco.

Anglesey. The Company also owns a 49% interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. As discussed in Reorganization Proceedings above, the Company has explored the possible sale of its interest in and related to Anglesey and may explore the possibility of a sale again at some point in the future. The Anglesey smelter uses pre-bake technology. The Company supplies 49%
of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. The Company sells its share of Anglesey's output to third parties.
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

Washington Smelters. The Company owned and operated two aluminum smelters in the
State of Washington (the Mead and Tacoma smelters) since the 1940s. Through
2000, the Bonneville Power Administration ("BPA") was supplying approximately half of the electric power for the Mead and Tacoma smelters, with the balance coming from other suppliers. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company curtailed primary aluminum production at the Tacoma smelter and partially curtailed production at the Mead smelter during the last half of 2000. Mead was subsequently fully curtailed in early 2001. During this same period, as permitted under the BPA contract, the
Company remarketed to the BPA the available power that it had under contract through September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and received cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold.

The Company has previously disclosed that, in connection with the development of a plan of reorganization, it conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. When the Company received the preliminary results of the study, it analyzed the findings and met with the United Steelworkers of America ("USWA")
and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company's ongoing work on developing a plan of reorganization led the Company to conclude that the Mead and Tacoma facilities were unlikely to be able to compete with the much larger, newer and more efficient smelters, generally located outside the United States except perhaps as a "swing" facility.

In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility was initially expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurred. In February 2004, the Company entered into an agreement to sell the Mead facility (see Note 5 of Notes to Consolidated
Financial Statements for additional discussion of the sale of the Mead facility).

In January 2003, the Court also approved the sale of the Tacoma smelter to the
Port of Tacoma. The sale closed in February 2003 (see Note 5 of Notes to
Consolidated Financial Statements for additional discussion on the sale of the
Tacoma facility).

Other. The Company uses proprietary retrofit and control technology in all of its smelters. This technology - which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems, and furnace technology for baking of anode carbon - has significantly contributed to increased and more efficient production of primary aluminum and enhanced the Company's ability to compete more effectively with the industry's newer smelters.

The Company's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2003, the Company sold its primary aluminum production to approximately five customers, of which the largest accounted for approximately 82% of the business unit's third-party net sales. See
"-Competition" in this Report. Marketing and sales efforts are conducted by personnel located in Baton Rouge, Louisiana.

-     Commodities Marketing Business Unit
The Company's operating results have historically been sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, the Company has entered into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities to the Company, the Company has reported its primary aluminum-related hedging activities as a separate segment. Primary aluminum-related hedging activities have been managed centrally on behalf of all of the Company's business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.

Hedging activities conducted in respect of the Company's cost exposure to energy prices and foreign exchange rates are not considered a part of the Commodity marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

COMPETITION

The Company has historically competed globally with companies in all aspects of aluminum industry. Many of the Company's competitors have greater financial resources than the Company. The Company competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. The
Company markets fabricated aluminum products it manufactures in the United
States and abroad. Sales are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance.
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

RESEARCH AND DEVELOPMENT

Net expenditures for the Fabricated products business unit's research and development activities were $1.6 million in 2003, $1.4 million in 2002, and $2.1 million in 2001. The Company estimates that research and development expenditures for Fabricated products will be approximately $2.7 million in 2004.

Net expenditures for all other business units' research and development activities were $1.0 million in 2003, $.4 million in 2002 and $1.9 million in
2001. As discussed above, the Company expects it will emerge from the Chapter 11 proceedings primarily as a fabricated products company. Therefore, research and development expenditures in 2004 for the Commodities business units are expected to be minimal.

EMPLOYEES

At December 31, 2003, the Company employed approximately 4,500 persons, of which approximately 2,100 were employed in the Fabricated products business unit, approximately 2,300 were employed in the Commodities business units and approximately 100 were employed in Corporate. At December 31, 2002, the Company employed approximately 5,200 persons of which approximately 2,000 were employed in the Fabricated products business unit, approximately 3,100 were employed in the Commodities business units and less than 100 were employed in Corporate.

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

-  The Cases and any plan or plans of reorganization may have adverse consequences on the Company and its stakeholders and/or our reorganization from the Cases may not be successful
Our objective is to achieve the highest possible recoveries for all stakeholders, consistent with our ability to pay and the continuation of our businesses. However, there can be no assurance that we will be able to attain these objectives or achieve a successful reorganization and remain a going concern. The consolidated financial statements included elsewhere in this Report include some of the impacts of the Cases (e.g., some asset dispositions, some claim resolutions, etc.) but not all of such effects of all such adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Debtors to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report.

While valuation of the Debtors' assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Debtors currently believe that it is likely that their liabilities will be found in the Cases to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration. Because of such possibility, the value of the
Common Stock is speculative and any investment in the Common Stock would pose a high degree of risk.

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

At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company currently expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note
7 of Notes to Consolidated Financial Statements). If payments under the proposed
Intercompany Agreement together with existing cash resources and liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed
Intercompany Agreement or be able to negotiate a reasonable alternative.
However, no assurances can be given in this regard.

-   We may not operate profitably in the future
We reported a net loss of $788.1 million for the year ended December 31, 2003, which included a number of significant items and charges. Even if such items were excluded from the results for 2003, results for the year ended December 31,
2003 would have been a net loss. There can be no assurance that we will generate a profit from recurring operations or that we will operate profitably in future periods. During 2003, the Company also experienced a net decrease in cash and cash equivalents of $42.8 million; $87.8 million of which was used in operating activities and $4.1 million of which was used in financing activities offset by
$49.1 million of which was provided from investing activities. The $87.8 million of cash and cash equivalents used in operations included several items that were significant. These receipt and payment items included: (a) receipts of (i)
asbestos-related insurance receipts of $18.6 million in respect of prior year asbestos-related payments, (ii) cash outflows avoided as a result of the
Company's share of QAL net borrowings in the second and third quarters of 2003 that reduced the Company's cash requirements by approximately $11.0 million, and
(iii) the benefit from decreases in receivables and inventories of approximately
$20.0 million due to Valco's 2003 potline curtailment in excess of lost earnings; and (b) payments of (i) a foreign income tax payment related to prior periods of $22.0 million, and (ii) end of service benefits payments totaling approximately $13.2 million in connection with the Valco potline curtailments.
The balance of the net cash used by operating activities in 2003 resulted from a combination of adverse market factors in the business segments in which the
Company operates including: (a) primary aluminum prices that were below long-term averages, (b) weak demand for fabricated metal products in general, but particularly for engineered products, (c) higher than average fuel oil and natural gas prices, and (d) significant expenditures in respect of retiree medical and reorganization costs. Cash used by operating activities during the year ended December 31, 2002 ($49.6 million) included several items not typically considered part of our normal recurring operations including: (a)
asbestos-related insurance recoveries of $23.3 million; (b) approximately $30.0 million of funding to QAL in respect of QAL's scheduled debt maturities; and (c)
foreign income tax payments related to prior year activities of $8.0 million.

During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and for all measurement periods through May 31, 2004. In connection with the waiver, the Company agreed to reduce the available amount of the borrowing base by $25.0 million. The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the
Company's interests in and related to Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and (3) reduce the availability of the fixed asset subcomponent to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities. While the effect of such amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will still likely be in the $50.0 million - $100.0 million range and that amount should be adequate for the fabricated products operations. This belief is based on the fact that it was the commodities' assets and operations that subjected the
Company to the most variability and exposure both from a price risk basis as well as from an operating perspective, thereby increasing the Company's liquidity needs. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for an April 2004 or May 2004 Court hearing, no assurances can be given in this regard.

-  Our earnings are sensitive to a number of variables
Our operating earnings are sensitive to a number of variables over which we have no direct control. Key variables in this regard include prices for primary aluminum and energy and general economic conditions.

The price of primary aluminum significantly affects our financial results.
Primary aluminum prices historically have been subject to significant cyclical price fluctuations. The Company believes the timing of changes in the market price of aluminum are largely unpredictable. Since 1993, the average LME transaction price has ranged from approximately $.50 to $1.00 per pound. If the
Company were to complete the sale of its interests in and related to Alpart,
QAL, Gramercy/KJBC and Valco, the Company would change from being a net seller of primary aluminum to a net user of primary aluminum. As such, the Company's risk would be whether it can successfully pass on any metal price increases to its customers. See Item 7A., Quantitative and Qualitative Disclosures About
Market Risks, Sensitivity for additional discussion.

Electric power has historically represented an important production input for us at our aluminum smelters and its cost can significantly affect our profitability. Power contracts for our smelters have varying contractual terms.
See "Business--Primary Aluminum Business Unit." Our earnings, particularly in our Bauxite and Alumina business unit, are also sensitive to changes in the prices for natural gas, fuel oil and diesel oil, which are used in our production processes, and to foreign exchange rates in respect of our cash commitments to our foreign subsidiaries and affiliates. Assuming the Company were to complete the sale of its interests in and related to Alpart, QAL,
Gramercy/KJBC and Valco, the Company's exposure to energy prices would be dramatically reduced, but not eliminated. See Item 7A., Quantitative and
Qualitative Disclosures About Market Risks, Sensitivity for additional discussion.

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
The operations of the Company's facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2004 - 2005 period, the Company's environmental capital spending will be approximately $.5 million per year and that the Company's operating costs will include pollution control costs totaling approximately
$15.8 million per year. However, subsequent changes in environmental laws may change the way the Company must operate and may force the Company to spend more than we currently project.

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

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect the Company to incur in connection with these matters. At December 31, 2003, the balance of our accruals, which are primarily included in our long-term liabilities, was
$82.5 million. We estimate that the annual costs charged to these environmental accruals will be approximately $25.4 million in 2004, $2.2 million to $4.3 million per year for the years 2005 through 2008 and an aggregate of approximately $45.7 million thereafter. However, we cannot assure you that the
Company's actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.4 million. See Note 12 of Notes to Consolidated Financial
Statements for additional information.

- The settlement of the asbestos-related matters may have a major impact on our plan or plans of reorganization
The Company has been one of many defendants in numerous lawsuits in which the plaintiffs allege that they have injuries caused by exposure to asbestos during, and as a result of, their employment or association with the Company, or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company sold more than 20 years ago.
Due to the Cases, existing lawsuits are stayed and new lawsuits cannot be commenced against us or the Company.

Our December 31, 2003, balance sheet includes a liability for estimated asbestos-related costs of $610.1 million. In determining the amount of the liability, we have included estimates only for the costs of claims through 2011 because we do not have a reasonable basis for estimating costs beyond that period. However, the plan of reorganization process could require an estimation of the Company's entire asbestos-related liability, which may go beyond 2011.
Additional asbestos-related claims are likely to be asserted against the Company as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability.
However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through
2011. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be resolved as a part of the overall
Chapter 11 proceedings. Management will periodically continue to reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of the
Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

We believe the Company has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2003 balance sheet includes a long-term receivable for estimated insurance recoveries of $465.4 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional claims are received.
However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from the Company's insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. During October 2001,
June 2003 and January 2004, the court ruled favorably on a number of policy interpretation issues. Additionally, one of the favorable October 2001 rulings was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to our estimates of current and future asbestos-related insurance recoveries. The trial court may hear additional issues from time to time. The Company has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers are to pay certain amounts, pursuant to the terms of an escrow agreement, into a fund (the "Escrow Fund") in which the Company has no interest, but which amounts will be available for the ultimate settlement of the Company's asbestos-related claims. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from the Company's insurers is critical to a successful plan of reorganization and our long-term liquidity.

-  Our profits and cash flows may be adversely impacted by the results of the
   Company's hedging programs
From time to time in the ordinary course of business, the Company enters into hedging transactions to limit its exposure resulting from price risks in respect of primary aluminum prices, energy prices and foreign currency requirements. To the extent that the prices for primary aluminum exceed the fixed or ceiling prices established by the Company's hedging transactions or that energy costs or foreign exchange rates are below the fixed prices, our profits and cash flow would be lower than they otherwise would have been.

-   We operate in a highly competitive industry
Each of the segments of the aluminum industry in which the Company operates is highly competitive. There are numerous companies who operate in the aluminum industry. Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

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

Assuming that the Company were to complete the sale of its interests in and related to Alpart, QAL, Gramercy/KJBC and Valco, these risks would be reduced.
However, no assurance can be given that these sales will occur.

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

The Company's obligations under the DIP Facility are secured by, among other things, liens on the Company's domestic plants. See Note 7 of Notes to
Consolidated Financial Statements for further discussion.

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

ASBESTOS-RELATED LITIGATION

The Company is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with the Company or exposure to products containing asbestos produced or sold by the Company. The lawsuits generally relate to products the Company has not manufactured for more than 20 years. The lawsuits are currently stayed by the Cases. The portion of Note 12 of
Notes to Consolidated Financial Statements under the heading "Asbestos
Contingencies" is incorporated herein by reference.

LABOR MATTERS

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of ULPs were filed by the USWA with the NLRB. As previously disclosed, the Company responded to all such allegations and believed they were without merit. Twenty-two of the twenty-four allegations of ULPs brought against the Company by the USWA were dismissed in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and was not self-executing. The USWA filed a proof of claim for
$240.0 million in the Cases in respect of this matter.

In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, the Company and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by the union members. The settlement was subsequently ratified by the union members in February 2004. Further, the settlement with respect to retiree medical and pension benefits and the NLRB case has been approved by the Court subject to certain conditions. The agreement may be terminated by either the USWA or the Company in certain circumstances.
See Note 9 of Notes to Consolidated Financial Statements for additional discussion of agreements. Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 million will be allowed.
The agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members. This amount was not reflected in the
Company's consolidated financial statements at December 31, 2003. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

The portion of Note 12 of Notes to Consolidated Financial Statements under the heading "Labor Matters" is incorporated herein by reference.

HEARING LOSS CLAIMS

During February 2004, the Company reached a settlement in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the Company in
Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. As such, the Company recorded a
$15.8 million charge in the fourth quarter of 2003 and a corresponding obligation. However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain corresponding insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company's financial statements at December 31, 2003 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

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

See Note 12 of Notes to Consolidated Financial Statements for discussion of additional litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2003.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for the Company's Common Stock, which is held solely by Kaiser. The Company has not paid any dividends on its Common
Stock during the two most recent fiscal years. In accordance with the Code and the DIP Facility, the Company is currently not permitted to pay any dividends or purchase any of its stock.

Kaiser's non-qualified stock option plans, which are Kaiser's only stock option plans, have been approved by Kaiser's stockholders. The number of shares of
Common Stock to be issued upon exercise of outstanding options, the weighted average price per share of the outstanding options and the number of shares of
Common Stock available for future issuance under Kaiser's non-qualified stock option plans at December 31, 2003, included under the heading "Incentive Plans"
in Note 9 of Notes to Consolidated Financial Statements is incorporated herein by reference.

See Note 7 of Notes to Consolidated Financial Statements under the heading "Debt
Covenants and Restrictions" and the " Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital Resources
- Capital Structure" for additional information, which information is incorporated herein.

ITEM 6.       SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 7 of this Report, to the table at page 22 of Management's
Discussion and Analysis of Financial Condition and Results of Operations, to
Note 17 of Notes to Consolidated Financial Statements, and to the Five-Year
Financial Data on pages 88 - 89 in this Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

REORGANIZATION PROCEEDINGS

The Company, Kaiser, and 24 of the Company's subsidiaries have filed separate voluntary petitions with the Court for reorganization under Chapter 11 of the
Code. The Company, Kaiser and 15 of the Company's subsidiaries (the "Original
Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The
Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing
Date" shall mean, with respect to any particular Debtor, the date on which such
Debtor filed its Case. None of the Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all
Debtors, the most recent of which was set to expire February 29, 2004. A motion to extend the exclusivity period for KAAC, KJC and AJI through April 30, 2004, and for the remaining Debtors through June 30, 2004, was filed by the Company in
February 2004. By filing the motion to extend the exclusivity period, the period is automatically extended until the April 26, 2004 Court hearing date. As the
Debtors' motion to extend the exclusivity period was agreed to by the UCC and as the ACC and the Futures' Representative have indicated that they support a common extension of the exclusivity period for all Debtors through either April
30, 2004 or June 30, 2004, the Debtors believe that it is likely that the exclusivity period for all Debtors will be extended through at least April 30,
2004. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the
Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Debtors anticipate that substantially all liabilities of the Debtors as of their Filing Date will be settled under one or more plans of reorganization to be proposed and voted on in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans or as to whether such plan or plans will be confirmed by the Court and consummated.

In working toward one or more plans of reorganization, the Debtors have been,
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
claims, the outcome of ongoing discussions with the key constituencies, the
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
uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's
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
the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica, hearing loss and coal tar pitch volatiles personal injury claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors'
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

The Debtors' Cases are being administered on a consolidated basis. In fact, however, there are separate cases for each Debtor or twenty-six Cases in total.
The impacts of the Cases and any plans of reorganization proposed for individual debtors will depend on each Debtor's specific circumstances and the differing interests that creditors have in respect of such entities.

A substantial majority of the claims in the Cases are against the Company. These include claims in respect of substantially all of the Debtors' debt obligations, obligations in respect of pension and retiree medical benefits, asbestos-related and personal injury claims, and known environmental obligations. As such, all of these claimholders will have claims against the Company that, except as further described below, will have to be satisfied by the Company's assets, which generally include the Gramercy alumina refinery, the interests in Anglesey, the interests in Valco and the fabricated products plants (other than the London,
Ontario, Canada and Richmond, Virginia extrusion facilities, which are owned by separate subsidiaries that are also Debtors). The Company's assets also include certain intercompany receivables from certain of its Debtor subsidiaries for funding provided to its joint venture affiliates.

In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, KAII, KACOCL, KBC,
Bellwood, KATSI and KFC) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those holders of claims against the Company also have claims against certain Company subsidiaries that own the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against each of
AJI and KJC, which own the Company's interests in Alpart, and KAAC, which owns the Company's interests in QAL, as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated
Notes. Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company
(referred to as "Controlled Group Members"). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by the Company. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in
Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the
PBGC.

In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany
Agreement"). The proposed Intercompany Agreement would also release substantially all other pre- and post-petition intercompany claims between the
Debtors. The proposed Intercompany Agreement, if finalized substantially in its current form, would provide, among other things, for payments of cash by AJI,
KJC and KAAC to the Company of $85.0 million in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 million plus accrued and unpaid interest and fees paid by the Company to retire
Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for (1) any net cash flows collected by or funded by the Company between April 1, 2004 and the earlier of (a) AJI's, KJC's and KAAC's emergence from Chapter 11 or (b) the sale of AJI's, KJC's and KAAC's respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to what, if any, alumina sales contracts are transferred) pursuant to the Company's January 2004 agreement to sell its interests in Alpart, if consummated. The proposed
Intercompany Agreement calls for such payments to be made to the Company at the earlier of the sale of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter 11. Under the proposed Intercompany
Agreement, all such payments, other than $28.0 million to be paid to the Company upon the sale of Alpart and any amounts paid by the Company in respect of retiring the Alpart-related debt, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities will be secured by liens.
There are still a number of issues with respect to the proposed Intercompany
Agreement that must be satisfactorily resolved. The Intercompany Agreement once finalized will be subject to Court approval. Additionally, the ACC and the
Futures' Representative have not yet reviewed, commented on or agreed to the terms of the Intercompany Agreement. The Company currently expects the Court to consider the proposed Intercompany Agreement at the regularly scheduled April
2004 or May 2004 omnibus hearing. However, no assurances can be provided that the issues can be resolved within the time frame necessary to submit the
Intercompany Agreement to the Court under that time frame.

At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company currently expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note
7 of Notes to Consolidated Financial Statements). If payments under the proposed
Intercompany Agreement together with existing cash resources and liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed
Intercompany Agreement or be able to negotiate a reasonable alternative.
However, no assurances can be given in this regard.

The Company expects that, when the Debtors ultimately file a plan or plans of reorganization, it is likely to reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage and financial flexibility, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued ownership of those commodity assets that have the potential to generate significant cash at steady-state metal prices and/or which provide a strategic hedge against the fabricated products business' needs for primary aluminum. While the Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors' responsibility to maximize the recoveries for its stakeholders. The Company's advisors have developed a timeline that, assuming the current pace of the Cases continues, is expected to allow the Company to file a plan or plans of reorganization by mid-year 2004 and emerge from Chapter
11 as early as late in the third quarter of 2004. However, the Debtors' ability to do so is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the
Company's Board of Directors and in consultation with the UCC, the ACC and the
Futures' Representative, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the
Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) Gramercy and KJBC. The possible sale of the
Debtors' interests in respect of Gramercy and KJBC was explored jointly given their significant integration. More recently, the Company has also begun the process of exploring the sale of its 20% interest in and related to QAL. While the Company believes that the QAL-related interests are likely to be its most valuable commodity asset and expects that there are or will be a number of parties interested in acquiring such interests, no assurances can be given that any such sale will occur.

In exploring the sale of its interest in and related to Alpart, Anglesey and
Gramercy/KJBC, the Debtors, through their investment advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the
Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements)
information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received represented reasonable indications of value ("Qualified
Bids"). Potential bidders ("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a Qualified Bid and to submit definitive proposals.

The Debtors reviewed the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representative, and other key constituencies, determined with which Qualified Bidders the Debtors would pursue further negotiations.

As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, through the third quarter of 2003, the Company still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Alpart and Gramercy/KJBC were likely and, therefore, that recoverability should be evaluated differently at December 31, 2003. The change in evaluation methodology is required because, under GAAP, assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

As more fully discussed in Notes 5 and 15 of Notes to Consolidated Financial
Statements, given uncertainties as to the ultimate consummation of these transactions as well as the ultimate proceeds that may be received in respect of a sale of the Company's interests in and related to Alpart and Valco, no impairment charges have been recorded in the December 31, 2003 financial statements. However, based on the minimum end of the range of expected proceeds pursuant to the previously disclosed January 2004 agreement to sell the
Alpart-related interests, the amounts ultimately received from any such sale at closing may be less than the current book value by approximately $50.0 million.
Additionally, based on the minimum purchase price pursuant to the MOU between the Company and the GoG and the VRA in respect of the sale of the Company's interests in Valco, it is possible that the amounts ultimately received may be less than the Company's investment in Valco-related assets and liabilities by
$20.0 - $30.0 million. By contrast, in evaluating the recoverability of the
Company's basis in Gramercy/KJBC, the Company concluded that an impairment charge of approximately $368.0 million was required as there were no offers that were anywhere near the carrying value of the assets (see Note 5 of Notes to
Consolidated Financial Statements for a discussion of the impairment charge).
The actual amount of gain or loss if and when the sales are consummated may differ from the foregoing amounts as a result of closing adjustments, changes in economic circumstances and other matters.

OVERVIEW

The Company operates in the following business segments: Bauxite and alumina,
Primary aluminum, Fabricated products and Commodities marketing. The Company has historically used a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities.
However, as previously disclosed, as a part of a plan of reorganization, the
Company expects that it will emerge from its Chapter 11 proceedings primarily as a fabricated products company.

The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31,
2003, 2002 and 2001. The following data should be read in conjunction with the
Company's consolidated financial statements and the notes thereto contained elsewhere herein. See Note 17 of Notes to Consolidated Financial Statements for
further information regarding segments. (All references to tons are to metric tons of 2,204.6 pounds.) Intersegment transfers are valued at estimated market prices.

                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
(In millions of dollars, except shipments and prices)                              2003             2002             2001
------------------------------------------------------------------------- -------------  ---------------   --------------
Fabricated Products:(1)
   Shipments (000 tons)                                                          168.9            170.7            192.5
   Net Sales                                                              $      597.8   $        608.6    $       737.5
   Operating Income (Loss)(2)                                             $      (25.7)  $        (22.2)   $         5.0

-------------------------------------------------------------------------------------------------------------------

Commodities, Corporate and Other:
   Shipments (000 tons) -
      Alumina
       Third Party                                                             2,929.0          2,626.6          2,582.7
       Intersegment                                                              176.6            343.9            422.8
                                                                          -------------  ---------------   --------------
             Total Alumina                                                     3,105.6          2,970.5          3,005.5
                                                                          -------------  ---------------   --------------
      Primary Aluminum
       Third Party                                                                89.7            194.8            244.7
       Intersegment                                                                -                1.7              2.3
                                                                          -------------  ---------------   --------------
             Total Primary Aluminum                                               89.7            196.5            247.0
                                                                          -------------  ---------------   --------------
   Average Realized Third Party Sales Price:
      Alumina (per ton)                                                   $        175   $          165    $         186
      Primary Aluminum (per pound)                                        $        .65   $          .62    $         .67
   Net Sales:
      Bauxite and Alumina
       Third Party (includes net sales of bauxite)                        $      539.5   $        458.1    $       508.3
       Intersegment                                                               30.2             58.6             77.9
                                                                          -------------  ---------------   --------------
             Total Bauxite & Alumina                                             569.7            516.7            586.2
                                                                          -------------  ---------------   --------------
   Primary Aluminum
       Third Party                                                               128.1            265.3            358.9
       Intersegment                                                                -                2.5              3.8
                                                                          -------------  ---------------   --------------
             Total Primary Aluminum                                              128.1            267.8            362.7
                                                                          -------------  ---------------   --------------
   Commodities Marketing                                                           7.1             39.1             22.9
   Minority Interests                                                             92.8             98.5            105.1
                                                                          -------------  ---------------   --------------
             Total Commodities Net Sales                                  $      797.7   $        922.1    $     1,076.9
                                                                          =============  ===============   ==============
   Operating Income (Loss):
      Bauxite & Alumina                                                   $      (80.1)  $        (48.5)   $       (46.9)
      Primary Aluminum                                                           (51.9)           (23.1)             5.1
      Commodities Marketing                                                         .2             36.2              5.6
      Corporate and Other(3)                                                     (74.5)           (98.8)           (68.2)
                                                                          -------------  ---------------   --------------
             Total Commodities, Corporate and Other                       $     (206.3)  $       (134.2)   $      (104.4)
                                                                          =============  ===============   ==============

-------------------------------------------------------------------------------------------------------------------

Combined:
   Net Sales -
      Fabricated Products                                                 $      597.8   $        608.6    $       737.5
      Commodities                                                                797.7            922.1          1,076.9
      Eliminations                                                               (30.2)           (61.1)           (81.7)
                                                                          -------------  ---------------   --------------
             Total Net Sales                                              $    1,365.3   $      1,469.6    $     1,732.7
                                                                          =============  ===============   ==============
   Operating Income (Loss) -
      Fabricated Products                                                 $      (25.7)  $        (22.2)   $         5.0
      Commodities, Corporate and Other                                          (206.3)          (134.2)          (104.4)
      Eliminations                                                                 4.1              1.7              1.0
      Other Operating (Charges) Benefits, Net(4)                                (511.0)          (251.2)           163.6
                                                                          -------------  ---------------   --------------
             Total Operating Income (Loss)                                $     (738.9)  $       (405.9)   $        65.2
                                                                          =============  ===============   ==============
   Net Income (Loss)                                                      $     (788.1)  $       (468.4)   $      (457.0)
                                                                          =============  ===============   ==============
   Capital Expenditures                                                   $       37.2   $         47.6    $       148.7
                                                                          =============  ===============   ==============

(1)    Average realized prices for the Company's Fabricated products segment is not presented as such prices are subject to fluctuations due to changes in product mix.
(2)    Operating results for 2003, 2002 and 2001 include LIFO inventory charges of $3.2, $3.5 and $4.5, respectively.
(3)    Operating results for 2002 include special pension charges of $24.1.
(4)    See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of Other operating (charges) benefits, net and the business segment to which the items relate.

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
statements.

SIGNIFICANT ITEMS

Market-related Factors. The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on the Company's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. The
Company has also been sensitive to changes in prices for power, natural gas and fuel oil, which have over recent years been subject to significant price fluctuations. See Notes 2 and 13 of Notes to Consolidated Financial Statements
for a discussion of the Company's hedging activities.

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

During 2003, the LME price began the year at $.61 per pound and began a steady increase ending 2003 at $.72 per pound. During 2002 and 2001, the average LME price per pound for primary aluminum was $.61 and $.65, respectively. At
February 29, 2004, the LME price was approximately $.77 per pound.

For a discussion of the possible impacts of the reorganization on the Company's sensitivity to changes in market conditions assuming that it emerges primarily as a fabricated products company, see Quantitative and Qualitative Disclosures
About Market Risks, Sensitivity.

Liquidity/Negative Cash Flow. Cash and cash equivalents decreased by $42.8 million during 2003. The net decrease resulted from cash used by operating activities ($87.8 million) and financing activities ($4.1 million) offset by net cash generated from investing activities of $49.1 million (see Notes 5 and 11 of
Notes to Consolidated Financial Statements). The $87.8 million of cash used by operating activities included certain items that were significant. The following table displays the impact of such items on cash used by operating activities
(amounts in millions):

Net cash used by operating activities per Statement of Consolidated Cash Flows                       $       (87.8)
Less receipts:
   Asbestos-related insurance receipts in respect of prior year asbestos-related
       payments                                                                                              (18.6)
   The Company's share of QAL net borrowings in second and third
       quarters that reduced Company's cash requirements to fund QAL                                         (11.0)
   Benefit from decreases in receivables and inventories due to Valco potline curtailment
       in excess of lost earnings                                                                            (20.0)
Add payments:
   Foreign income tax payments related to prior years                                                         22.0
   End-of-service benefit payments in connection with Valco's potline curtailment                             13.2
                                                                                                     --------------
                                                                                                     $      (102.2)
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
See Liquidity and Capital Resources, Operating Activities, for a discussion of operating activities cash flow.

Cash used in operations during 2002 of $49.6 million also had a number of significant receipts and payments, and was affected by similar operating conditions and market factors as those experienced in 2003.

At February 29, 2004, the Company had cash and cash equivalents of approximately
$13.6 million and availability under the DIP Facility's borrowing base of approximately $172.2 million.

During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and measurement periods through May 31, 2004. In connection with the waiver, the
Company agreed to reduce the available amount of the borrowing base by $25.0 million. The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the
Company's interests in and related to Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and (3) reduce the availability of the fixed asset subcomponent to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities.

While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 million - $100.0 million range and that amount should be adequate for the fabricated products operations. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for an April 2004 or May 2004 Court hearing, no assurances can be given in this regard.

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
Parliamentary approval was not received and, in March 2002, the GoG reduced
Valco's power allocation forcing Valco to curtail one of its four operating potlines. In December 2002, after substantial attempts to reach an amicable solution, Valco and the Company filed for arbitration with the International
Chamber of Commerce in Paris against both the VRA and the GoG. An attempt of mediation in January 2003 was also unsuccessful, following which Valco's power allocation was further reduced in January 2003 resulting in the curtailment of two additional operating potlines. Also, during the first half of 2003, the lake level was at or near a record low level. Based on the level of the lake and the rate at which it had been declining, the Company believed that curtailment of
Valco's last remaining operating potline was likely. Accordingly, in light of the previous curtailments ordered by the VRA and the declining lake level, in
May 2003, the Company curtailed the last operating potline. The rainy season ended in late 2003 and the lake level crested at a more typical level.

During 2003, Valco met regularly with the GoG and the VRA in respect of the current and future power situation and other matters including appropriate compensation for power curtailments. The continuation of the negotiations and arbitration ultimately led to a MOU in December 2003, whereby the Company agreed to sell its 90% interest in Valco to the GoG for consideration of between $35.0 million and $100.0 million, plus assumption of all of the Company's related liabilities and obligations. The MOU contemplates that the transaction will close by April 30, 2004. The transaction is subject to due diligence and a number of approvals, including by the President or Cabinet of the GoG, the
Parliament of Ghana, the Boards of Directors of the Company and Valco and the
Court. As a result, no assurance can be given that the MOU will be approved by any or all of the parties. See Notes 5 and 15 of Notes to Consolidated Financial
Statements for additional information regarding Valco and the possible sale of the Company's interests in Valco.

Under the terms of the MOU, upon the execution of the MOU and the payout by the
GoG of the $7.0 million into escrow, the parties will suspend the arbitration process. Upon the closing of the transaction, the parties will dismiss the arbitration with prejudice. If the transaction does not close, the arbitration will resume.

Benefit (Legacy) Cost Matters. The Company has previously disclosed since the
Filing Date that pension and retiree medical obligations were significant factors that would have to be addressed during the reorganization process.

In December 2003, the Company was notified by the PBGC that the PBGC intended to assume responsibility for the Salaried Employees Retirement Plan as of December
17, 2003. After appropriate consultation with its advisors, the UCC, the ACC and certain other constituents, the Company reluctantly agreed to the termination of the Salaried Employees Retirement Plan. As a result of the termination, the
Company recorded a non-cash pension charge of $121.2 million in the fourth quarter of 2003, which amount has been included in Other operating charges
(benefits), net (see Note 6 of Notes to Consolidated Financial Statements).

In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for a distress termination of substantially all domestic hourly pension plans. The Company subsequently reached agreements with the 1114 Committee and union representatives that represent the vast majority of the Company's hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement benefit plans, such as medical, and the termination of substantially all existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a proposed Voluntary Employee
Beneficiary Association and active hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but are subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC. The PBGC must ultimately approve a distress termination of the hourly plans. The PBGC has objected to the Company's distress termination motion and has appealed the Court's ruling that the Company has met the statutory criteria for a distress termination of the hourly pension plans. The PBGC has also not completed its review of the replacement pension plans or defined contribution plans (see Note 9 of Notes to Consolidated
Financial Statements for additional discussions). Negotiations with the PBGC are ongoing.

Environmental Matters. The December 31, 2003 accrual balance includes approximately $23.2 million that was recorded during 2003. Approximately $20.2 million of the amount recorded in 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of the Company's environmental exposure at a number of non-owned sites. During 2003, the Company also provided additional accruals totaling approximately $3.0 million associated with certain Company-owned properties with no current operations. These additional accruals resulted from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts (see Note 12 of
Notes to Consolidated Financial Statements for additional discussion fo the environmental accrual).

RESULTS OF OPERATIONS

Summary. The Company reported a net loss of $788.1 million in 2003 compared to a net loss of $468.4 million for 2002 and a net loss of $457.0 million for 2001.

Net sales in 2003 totaled $1,365.3 million compared to $1,469.6 million in 2002 and $1,732.7 million in 2001.

FABRICATED PRODUCTS

2003 as compared to 2002. Net sales of fabricated products decreased by 2%
during 2003 as compared to 2002 primarily as a result of a 1% decrease in shipments. Shipments in 2003 were less than the comparable 2002 period due to the exit of the can lid and tab stock and brazing sheet products in the second quarter of 2002. During 2003, weaker demand for engineered products was offset by a modest improvement in demand for general engineering and aerospace heat-treat products. Prices for fabricated products were also weaker in 2003 than in the prior year.

Segment operating results (before Other operating charges, net) for 2003 were worse than 2002 primarily due to the volume and price factors discussed above, increased energy costs (approximately $10.5 million), a $3.2 million LIFO inventory charge and increased pension related expenses. The foregoing were offset, in part, by reductions in overhead and other operating costs as a result of cost-cutting initiatives. Operating results for 2002 included a $3.5 million
LIFO inventory charge partially offset by reductions in overhead and other costs as a result of cost cutting initiatives.

Segment operating results for 2003, discussed above, exclude a net gain of approximately $3.9 million from the sale of equipment (see Note 6 of Notes to
Consolidated Financial Statements). Segment operating results for 2002 excluded other operating costs of $7.9 million incurred in connection with cost reduction initiatives and product line exit. Segment operating results for 2002 also excluded a $1.6 million non-cash LIFO inventory charge associated with the product line exit.

2002 as compared to 2001. Net sales of fabricated products decreased 17% in 2002 as compared to 2001 primarily due to a 11% decrease in product shipments and a
6% decrease in realized prices. Shipments in 2002 were lower than 2001 primarily due to a continuation of soft aerospace products demand, a reduced general aviation demand and by the second quarter of 2002 exit of the can lid and tab stock and brazing sheet products offset modestly by an increase in general engineering plate demand and ground transportation markets. The decrease in average realized prices was due to the impact of weaker demand.

Segment operating results (before Other operating charges, net) for 2002 were worse than 2001 primarily due to the decrease in shipments and product prices discussed above. Operating results for 2002 were also adversely impacted by a
LIFO inventory charge of $3.5 million. Partially offsetting these adverse impacts were reductions in overhead and other costs as a result of cost cutting initiatives. Operating results for 2001 included a LIFO inventory charge of $4.5 million.

Segment operating results for 2002 exclude other operating costs of $7.9 million incurred in connection with cost reduction initiatives and product line exit.
Segment operating results for 2002 also exclude a $1.6 million non-cash LIFO inventory charge associated with the product line exits. Segment operating results for 2001 exclude a non-cash impairment charge of $17.7 million associated with certain equipment that the Company planned to sell or idle as a result of the planned 2002 exit from the brazing heat-treat and tab stock product lines and other operating costs of $10.7 million also incurred in connection with cost reduction initiatives.

COMMODITIES AND CORPORATE AND OTHER

2003 as compared to 2002.

Bauxite and Alumina - Third party net sales of alumina for 2003 increased 19% as compared to the same period in 2002, due to a 13% increase in third party shipments and a 6% increase in third party average realized prices. Third party shipments for 2003 were higher than 2002 primarily due to reduced intersegment shipments resulting from Valco's 2003 potline curtailments (see "Recent Events and Developments -- Valco Operating Level" above). The increase in average realized prices is due to increases in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked.

Intersegment net sales of alumina for 2003 decreased 48% compared to the same period in 2002. The decrease was primarily the result of 49% decreases in intersegment shipments due to the 2003 Valco potline curtailment. In the near-term, the only intersegment shipments expected are to Anglesey.

Segment operating results (before Other operating charges, net) for 2003 were worse than the comparable period in 2002. The primary reason for the period-to-period decrease in operating income was higher energy costs of approximately $46.5 million. Although cost performance improved year to year, the segment's operating results were adversely impacted by separate unrelated short-term power outages at Alpart, the Gramercy facility and QAL and the
Company's share of non-cash inventory write-downs at QAL totaling approximately
$.8 million. Also, segment operating results for 2003 were adversely impacted by increased pension related expenses, an increase in foreign exchange rates and a
$1.2 million LIFO inventory charge. These impacts were only partially offset by the net increase in shipments and increase in average realized prices discussed above and by improved cost performance. Results for 2002 included an increase of
$4.4 million in the allowance for doubtful accounts and a LIFO charge of $.5 million.

Segment operating results for 2003, discussed above, excludes non-cash charges of approximately $368.0 million resulting from the write-down of the Company's interests in Gramercy and KJBC (which are included in Operating charges, net).
Segment operating results for 2002 excluded Other operating charges, net of $2.0 million incurred in connection with cost reduction initiatives.

Primary Aluminum - Third party net sales of primary aluminum decreased 52% for
2003 as compared to the same period in 2002 due to a 54% decrease in third party shipments offset by a 5% increase in third party average realized prices. The decrease in third party shipments was primarily due to the 2003 Valco potline curtailment discussed above. The increase in the average realized prices was primarily due to increases in primary aluminum market prices.

Segment operating results (before Other operating charges, net) for 2003 were worse than the comparable period in 2002. The primary reason for the decrease was the decrease in net shipments discussed above. Segment operating loss for
2003 also includes $11.1 million of charges for end-of-service benefits associated with the 2003 Valco potline curtailments discussed above and a $2.3 million LIFO inventory charge. The foregoing were only partially offset by increased prices discussed above, lower depreciation expense, resulting from the
2002 year-end impairment of the Mead smelter assets ($13.0 million), and reductions in overhead costs primarily due to the Mead and Valco curtailments.

Segment operating results for 2003, discussed above, exclude a pre-Filing Date claim of approximately $3.2 million related to a restructured transmission service agreement (see Note 3 of Notes to Consolidated Financial Statements).
Segment operating results for 2003 also exclude restructuring charges of $1.3 million resulting from the Mead facility indefinite curtailment (see Note 6 of
Notes to Consolidated Financial Statements) and a net gain of approximately $9.5 million from the sale of the Tacoma facility (see Note 5 of Notes to
Consolidated Financial Statements). Segment operating results for 2002 excluded a non-cash charge of approximately $138.5 million related to the write-down of the Washington smelter assets to their estimated fair value, a non-cash charge of approximately $21.4 million related to a write-down of certain aluminum and alumina inventories, an $.8 million LIFO inventory charge which resulted in connection with the write-down of the aluminum and alumina inventories and other operating costs of $2.7 million incurred in connection with cost reduction initiatives. Segment operating results for 2002 also excluded approximately
$58.8 million of pension and postretirement benefits and related obligations for the hourly employees who had been on a laid-off status and under the terms of their labor contract are eligible for early retirement because of the indefinite curtailment of the Mead facility.

Commodities Marketing - In 2003, net sales for this segment represents net settlements with unaffiliated counterparties for maturing derivative positions.
In 2002, net sales for this segment primarily represented recognition of deferred gains from hedges closed prior to the commencement of the Cases. Gains or losses associated with these liquidated positions were deferred in Other comprehensive income and were recognized as income and costs over the original hedging periods as the underlying purchases/sales occur.

Segment operating income for 2003 decreased compared to 2002 due to the prevailing market prices during 2003 versus the higher prices implicit in the liquidation of the positions in January 2002.

Eliminations - Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales. Eliminations for 2002 included a benefit of $2.8 million of deferred intersegment profit offsetting the $21.4 million inventory write-down in the Primary Aluminum segment discussed above.

Corporate and Other - Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses (before Other operating charges, net) for
2003 as compared to 2002, were lower primarily because corporate expenses in
2002 included special pension settlement charges of approximately $19.9 million, and payments of approximately $4.2 million to a trust in respect of certain management compensation agreements. Corporate expenses in 2003 included a decrease in payroll-related expenses resulting from 2002 job eliminations and other overhead expenses which were substantially offset by an increase in pension-related expenses. See Note 9 of Notes to Consolidated Financial
Statements for a discussion of the special pension settlement charges in 2002.

Corporate operating results for 2003, discussed above, exclude a pension charge of approximately $121.2 million related to the salaried employees pension plan, an environmental multi-site settlement charge of $15.7 million and hearing loss claims of $15.8 million (all of which are included in Other operating charges, net). Corporate operating results for 2002 excluded a non-cash impairment charge of approximately $20.0 million related to the Company's non-operating properties
(which is included in Other operating charges, net).

2002 as compared to 2001.

Bauxite and Alumina - Third party net sales of alumina for 2002 decreased 10% as compared to 2001, primarily due to an 11% decrease in third party average realized prices. The decrease in average realized prices was due to a decrease in primary aluminum market prices to which the Company's third party alumina sales contracts are linked. Third party shipments were up modestly primarily due to the curtailment of one of Valco's operating potlines in March 2002 discussed below.

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

Segment operating results (before Other operating charges, net) for 2002 were modestly worse than 2001. The decrease was primarily due to the decrease in the average realized price discussed above and the reduction in alumina shipments associated with the sale of a portion of our interest in QAL offset by the decrease in abnormal Gramercy related net start-up costs, favorable caustic prices at QAL and the return to a more normal cost performance at KJBC (from a historical perspective) resulting in part from increased production volume (due to the Gramercy restart). Results for 2002 also included an increase of $4.4 million in the allowance for doubtful accounts and a LIFO charge of $.5 million.
Operating results for 2001 included: (1) abnormal Gramercy-related start-up costs and litigation costs of $64.9 million and $6.5 million, respectively, offset by business interruption-related insurance accruals of $36.6 million; and
(2) a LIFO inventory charge of $3.7 million.

Segment operating results for 2002, discussed above, excluded other operating costs of $2.0 million incurred in connection with cost reduction initiatives.
Segment operating results for 2001 exclude non-recurring costs of $15.8 million also incurred in connection with cost reduction initiatives.

Primary Aluminum - Third party net sales of primary aluminum decreased 26% for
2002 as compared to 2001 as a result of a 20% decrease in third party shipments and a 7% decrease in third party average realized prices. The decrease in shipments was primarily due to the curtailment of one of Valco's operating potlines in March 2002 and the curtailment of the rod operations at the Tacoma facility in the second quarter of 2001. The decrease in the average realized prices was primarily due to the decrease in primary aluminum market prices.

The Northwest smelters have been completely curtailed since the beginning of
2001. At this time, the Mead facility was expected to remain curtailed indefinitely unless and until an appropriate combination of reduced power prices and higher primary aluminum prices occurs. The Tacoma facility was sold in
February 2003. As a result, intersegment net sales of primary aluminum for 2002 and 2001 were minimal. Beginning in the first quarter of 2001, the Flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the Primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The Engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.

Segment operating results (before Other operating charges, net) for 2002 were substantially worse than 2001. The primary reasons for the decrease were the decreases in the average realized prices and net shipments discussed above and
Valco potline shutdown and pension costs, offset by lower alumina metal prices and reductions in overhead costs. Results for 2002 also included a LIFO inventory charge of $2.1 million.

Segment operating results for 2002, discussed above, exclude a non-cash charge of approximately $138.5 million related to the write-down of the Washington smelter assets to their estimated fair value, a non-cash charge of approximately
$21.4 million related to a write-down of certain aluminum and alumina inventories, an $.8 million LIFO inventory charge which resulted in connection with the write-down of the aluminum and alumina inventories and other operating costs of $2.7 million incurred in connection with cost reduction initiatives.
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
million.

Commodities Marketing - In 2002, net sales for this segment primarily represents recognition of deferred gains from hedges closed prior to the commencement of the Cases. See Note 13 of Notes to Consolidated Financial Statements. Gains or
losses associated with these liquidated positions are initially deferred in
Other comprehensive income and are subsequently recognized over the original hedging periods as the underlying purchases/sales occur. In 2001, net sales for this segment represented net settlements with third party brokers for maturing derivative positions.

Segment operating results for 2002 increased compared to the comparable periods in 2001 due to the higher prices implicit in the liquidation of the positions in
January 2002 versus the prevailing market prices during 2001.

Eliminations - Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales. Eliminations for 2002 included a benefit of $2.8 million of deferred intersegment profit offsetting the $21.4 million inventory write-down in the Primary aluminum business segment discussed above.

Corporate and Other - Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. The increase in corporate operating expenses (excluding Other operating charges, net) in 2002 as compared to 2001 was due largely to higher medical and pension cost accruals for active and retired employees and non-cash pension charges of $19.9 million, charges of $5.1 million related to the
Company's key employee retention program and payments in January 2002 of approximately $4.2 million to a trust in respect of certain management compensation agreements offset in part primarily by reduced salary and litigation expenses.

Corporate operating results for 2002, discussed above, excluded a non-cash impairment charge of approximately $20.0 million related to the Kaiser Center office complex, one of the Company's non-operating properties. Corporate operating results for 2001, discussed above, exclude non-recurring costs of $1.2 million incurred in connection with the Company's cost reduction initiatives.

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

Operating Activities. In 2003, Fabricated products operating activities provided
$29.4 million of cash. This amount compares with 2002 when Fabricated products operating activities provided $58.6 million of cash and 2001 when Fabricated products operating activities provided $99.3 million of cash. Cash provided by
Fabricated products in 2003 was largely due to cost-cutting initiatives which offset reduced product prices and shipments. In contrast, cash provided by operations in 2002 and 2001 was largely due to reductions in working capital as a result of product line exits and lean manufacturing initiatives. All of the foregoing exclude consideration of pension and retiree cash payments made by the
Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the "legacy" costs that the Company internally categorizes as a corporate cash outflow. As more fully discussed in
Benefit (Legacy) Cost Matters, the Company expects that substantially all such benefits related to previously existing benefit plans are likely to be cancelled as part of the reorganization process.

In 2003, Commodities and Corporate operating activities used $117.2 million of cash. This amount compares with 2002 when Commodities and Corporate operating activities used $108.2 million of cash and 2001 when Commodities and Corporate operating activities provided cash of $150.6 million. Cash outflows for the
Commodities and Corporate operating activities in 2003, 2002 and 2001 include cash payments of approximately $60.0 million, $55.0 million and $57.0 million, respectively, in respect of retiree medical obligations for all current and former operating units. Corporate operating activities also used approximately
$10.0 million and $22.0 million in respect of contributions to pension plans sponsored by the Company or its subsidiaries in 2002 and 2001, respectively.
However, as previously discussed, there were no material contributions in respect of Company sponsored domestic pension plans in 2003. The balance of the net cash used by Commodities and Corporate operating activities in 2003 resulted from a combination of adverse market factors, primarily in the commodities business segments, including: (a) primary aluminum prices that were below long-term averages, (b) higher than average fuel oil and natural gas prices, and
(c) significant expenditures in respect of reorganization costs. The major reason for the difference between cash used in 2002 and cash generated in 2001 was the non-recurring benefit of the power sales in 2001.

Investing Activities. Total capital expenditures for Fabricated products were
$8.9, $10.2 and $21.4 million in 2003, 2002 and 2001, respectively. The capital expenditures in 2003, 2002 and 2001 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities.

Total capital expenditures for Commodities and Corporate were $28.3 million,
$37.4 million and $127.3 million in 2003, 2002 and 2001, respectively (of which
$8.9, $9.6 and $10.4 million were funded by the minority partners in certain foreign joint ventures). Capital expenditures in 2003 and 2002 included $17.4 million and $17.1 million, respectively, related to the Company's share of costs related to Alpart's previously reported expansion of capacity from 1,450,000 metric tons to 1,650,000 metric tons. Capital expenditures in 2001 included
$78.6 million spent with respect to rebuilding the Gramercy facility. The remaining capital expenditures in 2003, 2002 and 2001 were made primarily to improve production efficiency, reduce operating costs and expand capacity at other existing facilities.

Total capital expenditures for Fabricated products are currently expected to be between $7.0 million and $12.0 million per year in each of 2004 and 2005. The level of capital expenditures may be adjusted from time to time depending on the
Company's price outlook for metal and other products, the Company's ability to assure future cash flows through the Company's financial position and other factors.

Financing Activities and Liquidity. On February 12, 2002, the Company and Kaiser
entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 13, 2005 (extended from February 12, 2004 in August 2003), the effective date of a plan of reorganization or voluntary termination by the Company. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional Debtors' assets. The Company is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $285.0 million (reduced from $300.0 million in August 2003) or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP
Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of the Company. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option.

The DIP Facility requires the Company to comply with certain covenants and places restrictions on the Company's, Kaiser's and the Company's subsidiaries'
ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and for all measurement periods through May 31, 2004 million. In connection with the waiver, the Company agreed to reduce the available amount of the borrowing base by $25.0 million. The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the
Company's interests in Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and (3) reduce the availability of the fixed asset subcomponent to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities.

While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 million - $100.0 million range and that amount should be adequate for the fabricated products operations. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for an April 2004 or May 2004 Court hearing, no assurances can be given in this regard.

The Company currently believes that the cash and cash equivalents of $35.9 million at December 31, 2003, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the pendency of the Cases. At February 29, 2004, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $45.3 million. As of February 29, 2004,
$172.2 million (of which $79.7 million could be used for additional letters of credit) was available to the Company under the DIP Facility.

Commitments and Contingencies. During the pendency of the Cases, substantially all pending litigation against the Debtors, except that relating to certain environmental matters, is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be satisfied as part of a plan of reorganization. See Note 12 of Notes to Consolidated Financial
Statements for a more complete discussion of these matters.

The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals of $82.5 million at December 31, 2003. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.4 million.

The Company is also a defendant in a number of asbestos-related lawsuits that generally relate to products the Company has not sold for more than 20 years.
The lawsuits are currently stayed by the Cases. Based on past experience and reasonably anticipated future activity, the Company has established a $610.1 million accrual at December 31, 2003, for estimated asbestos-related costs for claims filed and estimated to be filed through 2011, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $465.4 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 2003. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist.
The timing and amount of future recoveries from its insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies.

In connection with the USWA strike and subsequent lock-out by the Company, certain allegations of ULPs were filed by the USWA with the NLRB. As previously disclosed, the Company responded to all such allegations and believed they were without merit. Twenty-two of the twenty-four allegations of ULPs brought against the Company by the USWA were dismissed in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and was not self-executing. The USWA filed a proof of claim for
$240.0 million in the Cases in respect of this matter.

In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, the Company and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by union members. The settlement was subsequently ratified by the union members in February 2004. Further, the settlement with respect to retiree medical and pension benefits and the NLRB case has been approved by the Court subject to certain conditions and the agreement may be terminated by either the USWA or the Company in certain circumstances. Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 million will be allowed. The agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members.
This amount was not reflected in the Company's consolidated financial statements at December 31, 2003. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

During February 2004, the Company reached a settlement in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the Company in
Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. However, no cash payments by the
Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain corresponding insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company's financial statements at December 31, 2003 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

OTHER MATTERS

Income Tax Matters. In light of the Cases, the Company has provided valuation allowances for all of its net deferred income tax assets as the Company no longer believes that the "more likely than not" recognition criteria is appropriate. A substantial portion or all of its tax attributes may be utilized to offset any gains that may result from the possible commodity asset sales and/or cancellation of indebtedness as a part of the Company's reorganization.
See Note 8 of Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.

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

   1.  The consolidated financial statements as of and for the year ended
       December 31, 2003 have been prepared on a "going concern" basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by
       Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the
       Cases, or the possible inability of the Company to continue in existence.
       Adjustments necessitated by such plans, arrangements or other actions could materially change the interim consolidated financial statements included elsewhere in this Report. For example,

       a.   If the Company were to decide to sell certain assets not deemed a critical part of a reorganized Kaiser, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant. This is because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the
            Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such
            circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

            As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, the Company, through the third quarter of
            2003, still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional
            negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of its interests in and related to Alpart, Gramercy/KJBC and Valco were possible and, therefore, that recoverability should be considered differently at the end of 2003. As a result of the change in status, the Company recorded impairment charges of approximately
            $368.0 million in the fourth quarter of 2003. The actual amount of gain or loss if and when the sales are consummated may differ from these amounts as a result of closing adjustments and other matters. Management cannot conclude that the sale of the Company's interests in and related to one or all of the above noted
            facilities is "probable" due to numerous uncertainties including that Court approval is required and has not yet been obtained.

        b.  Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the Bonneville Power
            Administration ("BPA") contract to be in the Company's best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the
            BPA's proof of claim filed in connection with the Cases in respect of the contract rejection.

       c.   As more fully discussed below, the amount of pre-Filing Date claims ultimately allowed by the Court in respect of contingent claims and benefit obligations may be materially different from the amounts reflected in the Consolidated Financial Statements.

       While valuation of the Company's assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Company currently believes that it is likely that its liabilities will be found in the Cases to exceed the fair value of its assets. Therefore, the
       Company currently believes that it is likely that substantially all pre-Filing Date claims will be paid at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration.

       Additionally, upon emergence from the Cases, the Company expects to apply
       "fresh start" accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and (2)
       there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date.
       Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending asset sales and liabilities subject to compromise (that will be relieved upon emergence), the current historical financial statements will be of less value from a perspective of comparability to the emerging entity.

   2.  The Company's judgments and estimates with respect to commitments and contingencies, in particular: (a) future asbestos related costs and obligations as well as estimated insurance recoveries, and (b) possible liability in respect of claims of unfair labor practices ("ULPs") which were not resolved as a part of the Company's September 2000 labor settlement.

       Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both "probable" and the amount (or a range) of possible loss is "estimatable." In reaching a determination of the probability of an adverse ruling in respect of a matter, the Company typically consults outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. The Company may, in fact, obtain an adverse ruling in a matter that it did not consider a "probable" loss and which, therefore, was not accrued for in its financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be "traded off" against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, the Company may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range.

       The Company has had two potentially material contingent obligations that are subject to significant uncertainty and variability in their outcome:
       (a) the United Steelworkers of America's ("USWA") ULP claim, and (b) the net obligation in respect of asbestos-related matters. Both of these matters are discussed in Note 12 of Notes to Consolidated Financial
       Statements and it is important that you read this note.

       As more fully discussed in Note 12 of Notes to Consolidated Financial
       Statements, we have not accrued any amount in our December 31, 2003 financial statements in respect of the USWA ULP matter. We did not accrue any amount in the past as we did not consider the loss to be "probable."
       Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations
       Board ("NLRB") and USWA in connection with the Company's reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note
       9 of Notes to Consolidated Financial Statements. As the agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members, all of which were not received until
       February 2004, this amount was not reflected in the Company's consolidated financial statements at December 31, 2003. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court.

       Also, as more fully discussed in Note 12 of Notes to Consolidated
       Financial Statements, the Company is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with the Company or by exposure to products containing asbestos last produced or sold by the Company more than 20 years ago. It is difficult to predict the number of claims that will ultimately be made against the Company or the settlement value of such claims. As of December 31, 2003, the Company had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the
       Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, the Company expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants, the ACC, has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

       The Company believes that it has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At December 31, 2003, the Company had recorded a receivable for approximately $465.4 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011. However, the actual amount of insurance recoveries may differ from the amount recorded and the amount of such differences could be material. Further, depending on the amount of asbestos-related claims ultimately determined to exist (including those in the periods after
       2011), it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.

       See Note 12 of Notes to Consolidated Financial Statements for a more complete discussion of these matters.

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

       As more fully discussed in Note 9 of Notes to Consolidated Financial
       Statements, all of the Company's material pension and medical benefit plans are being (or have been) terminated as a part of the Company's reorganization efforts, subject to the PBGC's rights, including the ongoing appeal, as to the termination of the hourly pension plans. If and when an agreement with the PBGC is reached or the appeal is otherwise resolved, the Company's obligations with respect to the existing plans will become fixed. However, at this time it is not possible to definitely determine the "final" amount of such obligations as the value of such amounts will be subject to negotiations among and between the Company and the constituents of the ongoing Cases.

       In preparing the Company's financial statements at December 31, 2003, the
       Company has reflected its obligations in respect of these plans using assumptions consistent with those used in accordance with GAAP for ongoing plans. The Company believes that this represents a reasonable estimation methodology. The Company currently believes that there are arguments that it can make that the final allowed claim amounts should be less than that reflected in the financial statements. The Company also expects that certain constituents will assert that the value of their obligations is in excess of the amounts reflected in the financial statements.

       See Note 9 of Notes to Consolidated Financial Statements and Recent
       Events and Developments, Benefit (Legacy) Cost Matters above for information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated December 31, 2003 obligations and such differences may be material.

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

       An example of how environmental accruals could change is provided by the multi-site agreement discussed in Note 12 of Notes to Consolidated
       Financial Statements. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
In a new regulation issued in January 2003, the Securities and Exchange
Commission adopted amendments to existing rules, which require the Company to provide explanations of its known contractual obligations in a tabular format and its off-balance sheet arrangements in a separately captioned subsection of the Management's Discussion and Analysis ("MD&A") section of the Company's
Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Although such items are already fully disclosed in the Company's Commitments and Contingencies notes (see Note 12 of Notes to Consolidated Financial Statements), the principle of the amendments is that the Company should disclose, in a single section, information regarding: (1) its obligations and commitments to make future payments, such as debt and lease agreements, and (2) material off-balance sheet arrangements and their material effects on the Company's financial condition, results of operations, liquidity, etc. in a tabular format.

The following summarizes the Company's significant contractual obligations at
December 31, 2003 (dollars in millions):

                                                                                 Payments due in
                                                            --------------------------------------------------------
                                                               Less than       2 - 3          4 - 5       More than
           Contractual Obligations                Total         1 Year         Years          Years        5 years
--------------------------------------------  ------------- -------------- -------------  ------------- ------------
Long-term debt, including capital lease of
   $2.5(a)                                    $       25.5  $         1.3  $        1.4   $        1.0  $      21.8
Operating leases                                      15.5            7.5           6.8             .5           .7
                                              ------------- -------------- -------------  ------------- ------------

Total cash contractual obligations            $       41.0  $         8.8  $        8.2   $        1.5  $      22.5
                                              ============= ============== =============  ============= ============

(a)           See Note 7 of Notes to Consolidated Financial Statements for
              information in respect of long-term debt. Long-term debt
              obligations exclude debt subject to compromise of approximately
              $848.2 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 7 of Notes to
              Consolidated Financial Statements for additional information about debt subject to compromise.

The following paragraphs summarize the Company's off-balance sheet arrangements.

The Company owns a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia.
QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The Company currently sells its share of QAL's production to third parties. The shareholders, including the Company, purchase bauxite from another QAL shareholder under long-term purchase contracts. These tolling and purchase contracts are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. The Company's share of the aggregate minimum amount of future principal payments as of December 31, 2003 is $60.0 million, which will mature in varying amounts from 2005 to 2008. The Company's share of QAL's scheduled debt principal repayment in July 2003 was funded with additional QAL borrowings. The Company's share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70 million and $100 million per year over the past three years. However, as discussed more fully in Note 1 of Notes to Consolidated Financial Statements,
the Company is considering the possibility of selling its interests in QAL. If the Company's interest in QAL were to be sold, the Company believes that its obligations in respect of its share of the QAL debt would be assumed by the buyer.

The Company has agreements to supply alumina to and to purchase aluminum from
Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.

As of December 31, 2003, outstanding letters of credit under the DIP Facility were approximately $43.8 million, substantially all of which expire within the next twelve months. The letters of credit relate primarily to environmental, insurance, Alpart-related debt and other activities. Approximately $15.3 million of the letters of credit are in respect of the Company's 65% share of the $22.0 million Alpart CARIFA financing (see Note 7 of Notes to Consolidated Financial
Statements) which are reflected in the debt maturities table above. As such, that portion of the letters of credit is duplicative of the obligation reflected in the table above. In connection with the expected sale of the Company's interests in Alpart (see Note 5 of Notes to Consolidated Financial Statements),
the Company expects that at closing Alpart will repay the CARIFA financing and the Company's letter of credit obligation under the DIP Facility securing the loans will be cancelled.

Upon emergence from Chapter 11 proceedings, the Company anticipates that it will provide some form of yet to be determined defined contribution pension plan in respect of its salaried employees. Pursuant to the terms of the USWA agreement, the Company will be required to make annual contributions into the Steelworkers
Pension Trust on the basis of one dollar per USWA employee per hour worked. In addition, the Company will institute a defined contribution pension plan for active USWA employees. Company contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age and years of service. The Company believes that similar defined contribution pension plans will be established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 million to $6.0 million per year. However, because the PBGC is still reviewing these plans, the benefits could change.

As a replacement for the Company's current postretirement benefit plans, pursuant to agreements with the 1114 Committee and certain of the unions, the
Company will fund one or more Voluntary Employee Beneficiary Associations
("VEBA") into which the Company will contribute certain amounts on emergence from Chapter 11 proceedings and on an annual basis through 2012. The initial contribution will be an amount not to exceed $36.0 million and will be payable on emergence from the Chapter 11 proceedings so long as the Company's liquidity is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company's interests in Anglesey are subsequently sold, a portion of the Anglesey interests' proceeds, in certain circumstances, will be used to pay the shortfall. In addition to the foregoing, the Company will, on an annual basis, be required to pay 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, above $20.0 million. Such annual payments shall not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company's liquidity to be less than
$50.0 million. The agreements with the 1114 Committee and unions have been approved by the Court, subject to certain conditions, including Court approval of the Intercompany Agreement in a form accepted to the Debtors and the UCC. No assurances can be given as to if and when final Court approval will be obtained.

At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 7 of
Notes to Consolidated Financial Statements). Given the material portion of the
Exit Costs represented by the expected Intercompany Agreement payments, such payments are a critical element for the Company's successful emergence from the
Cases. If the proposed Intercompany Agreement were not ultimately approved by the Court or otherwise put into effect or a reasonable alternative were not negotiated, it is unlikely that the Company or its other debtor subsidiaries will be able to emerge from Chapter 11. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed
Intercompany Agreement or be able to negotiate a reasonable alternative.
However, no assurances can be given in this regard. An exit financing facility to replace the current Post-Petition Credit Agreement is also critical for the
Company's successful emergence from the Cases.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 12 of Notes to Consolidated Financial Statements, the
Company historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company's exposure to changes in foreign currency exchange rates. However, because the agreements underlying the
Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the initial Filing Date. The Company has only completed limited hedging activities since the Filing Date (see below). The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents.
However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

SENSITIVITY

Alumina and Primary Aluminum. The Company has historically been exposed to commodity price risks and opportunities in respect of alumina and primary aluminum production in excess of internal requirements that has been sold in domestic and international markets. The Company's hedging transactions have been intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that during 2003 each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $5.0 million, based on recent operating levels. The lower 2003 impact (as compared to prior periods) on pre-tax earnings linked to primary aluminum prices was due to the Valco potline curtailments. As of December 31,
2003, the Company had options covering substantially all of the Company's net hedgeable volume for the first quarter of 2004 (at a strike price of approximately $.64 per pound).

Assuming that the Company's interests in and related to Alpart, QAL,
Gramercy/KJBC, and Valco are sold (and that Anglesey remains a part of the emerging entity), the Company would no longer be a net seller of alumina and aluminum. Rather, net sales of primary aluminum by Anglesey (reduced by the equivalent primary aluminum impact of alumina requirements) would offset approximately two-thirds of the primary aluminum requirements of the fabricated products business (based on 2003 primary aluminum purchases). As such, the emerging entity would be a net consumer of primary aluminum. However, the
Company's pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. The fabricated aluminum products business does, however, from time to time enter into fixed price arrangements (that include the primary aluminum price component). In such instances, the Company may use third party hedging instruments to eliminate price exposure or may consider such fixed price arrangements as a notional
(internal) hedge of primary aluminum to be produced at Anglesey. At December 31,
2003, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of fixing or capping the metal price component of the contract during the period 2004 - 2008 totaling approximately (in 000 pounds of primary aluminum): 2004: 73,000, 2005: 40,000,
2006: 34,000, 2007: 34,000, and 2008: 10,000.

Foreign Currency. The Company enters into forward exchange contracts to hedge material cash commitments for foreign currencies. The Company's primary foreign exchange exposure is related to the Company's Australian Dollar (A$) commitments in respect of activities associated with QAL. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.5 million (decrease) increase in the Company's annual pre-tax operating income.

Energy. The Company is exposed to energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil consumed in the production process. The
Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company's annual pre-tax operating results by approximately $20.0 million.
Approximately two-thirds of such exposure relates to the Gramercy facility with the remaining one-third primarily relating to the Company's fabricated products business. Further, the Company estimates that each $1.00 change in fuel oil prices (per barrel) impacts the Company's annual pre-tax operating results by approximately $3.0 million. A substantial majority of such price exposure relates to the operations at Alpart with most of the remaining exposure relating to KJBC's operations.

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 2003, the Company had option contracts which cap the average price the Company would pay for natural gas to approximately $6.10 per mcf so that, when combined with price limits in the physical gas supply agreement, substantially all of the Company's exposure to increases in natural gas prices during January 2004 was limited.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and the Board of Directors of Kaiser Aluminum & Chemical
Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum
& Chemical Corporation (Debtor-In-Possession) and subsidiaries as of
December 31, 2003 and 2002, and the related consolidated statements of income
(loss), stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Kaiser Aluminum & Chemical Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations. In their report, dated April 10, 2002, those auditors expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph as to the Company's ability to continue as a going concern.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kaiser Aluminum & Chemical
Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and
2, the action of filing for reorganization under Chapter 11 of the Federal
Bankruptcy Code, losses from operations and stockholders' capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed above, the financial statements of the Company for the year ended
December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 17, the Company changed the composition of its reportable segments in 2003, and the amounts disclosed in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (i) agreeing the previously reported segment net sales, operating income (loss), depreciation and amortization and capital expenditures to the previously issued financial statements and related notes, (ii) combining the previously reported segment net sales, operating income (loss), depreciation and amortization and capital expenditures of the Flat-Rolled Products and Engineered Products segments, the sum of which represents the restated reportable segment amounts and (iii)
testing the mathematical accuracy of the combination of the previously reported segment amounts resulting in the restated reportable segment amounts. In our opinion such adjustments are appropriate and have been properly applied.
However, we were not engaged to audit, review, or apply any procedures to the
2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/ DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2004

COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

Below is a copy of the report previously issued by Arthur Andersen LLP, the
Company's former independent public accountants, related to the Company's Annual
Report for the year ended December 31, 2001. Arthur Andersen ceased operations in 2002 and is unable to issue an updated report. Certain financial statements covered by this report have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Houston, Texas
April 10, 2002

CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                                  -------------------------
(In millions of dollars, except share amounts)                                                           2003          2002
----------------------------------------------------------------------------------------------    -----------    ----------

ASSETS
Current assets:
   Cash and cash equivalents                                                                      $     35.9     $    78.7
   Receivables:
     Trade, less allowance for doubtful receivables of $10.8 and $11.0                                 102.7         103.1
     Other                                                                                              53.9          51.4
   Inventories                                                                                         206.2         254.9
   Prepaid expenses and other current assets                                                            32.5          33.5
                                                                                                  -----------    ----------

     Total current assets                                                                              431.2         521.6

Investments in and advances to unconsolidated affiliates                                                57.0          69.7
Property, plant, and equipment - net                                                                   612.6       1,009.9
Other assets                                                                                           527.9         629.2
                                                                                                  -----------    ----------

     Total                                                                                        $  1,628.7     $ 2,230.4
                                                                                                  ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise -
   Current liabilities:
     Accounts payable                                                                             $    134.0     $   129.0
     Accrued interest                                                                                    1.0           2.9
     Accrued salaries, wages, and related expenses                                                      52.2          46.7
     Accrued postretirement medical benefit obligation - current portion                                32.5          60.2
     Other accrued liabilities                                                                          46.1          64.3
     Payable to affiliates                                                                              52.4          28.0
     Long-term debt - current portion                                                                    1.3            .9
                                                                                                  -----------    ----------

     Total current liabilities                                                                         319.5         332.0

   Long-term liabilities                                                                                75.1          86.9
   Long-term debt                                                                                       24.2          42.7
                                                                                                  -----------    ----------
                                                                                                       418.8         461.6
Liabilities subject to compromise                                                                    2,820.0       2,726.0
Minority interests                                                                                     121.1         121.1
Commitments and contingencies
Stockholders' equity (deficit):
   Preference stock - cumulative and convertible, par value $100, authorized
     1,000,000 shares, issued and outstanding 8,669 shares                                                .7            .7
   Common stock, par value 331/3 cents, authorized 100,000,000 shares;
     issued and outstanding, 46,171,365 shares                                                          15.4          15.4
   Additional capital                                                                                2,454.0       2,454.8
   Accumulated deficit                                                                              (1,901.7)     (1,113.6)
   Accumulated other comprehensive income (loss)                                                      (107.9)       (243.9)
   Note receivable from parent                                                                      (2,191.7)     (2,191.7)
                                                                                                  -----------    ----------

     Total stockholders' equity (deficit)                                                           (1,731.2)     (1,078.3)
                                                                                                  -----------    ----------

         Total                                                                                    $  1,628.7     $ 2,230.4
                                                                                                  ===========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
(In millions of dollars)                                                                   2003          2002          2001
---------------------------------------------------------------------------------   -----------   -----------   -----------

Net sales                                                                           $  1,365.3    $  1,469.6    $  1,732.7
                                                                                    -----------   -----------   -----------

Costs and expenses:
   Cost of products sold                                                               1,423.4       1,408.2       1,638.4
   Depreciation and amortization                                                          73.2          91.5          90.2
   Selling, administrative, research and development, and general                         96.6         124.6         102.5
   Other operating charges (benefits), net                                               511.0         251.2        (163.6)
                                                                                    -----------   -----------   -----------

     Total costs and expenses                                                          2,104.2       1,875.5       1,667.5
                                                                                    -----------   -----------   -----------

Operating income (loss)                                                                 (738.9)       (405.9)         65.2

Other income (expense):
   Interest expense (excluding unrecorded contractual interest expense
     of $95.0 in 2003 and $84.0 in 2002)                                                 (10.7)        (20.7)       (109.0)
   Reorganization items                                                                  (27.0)        (33.3)           -
   Gain on sale of interest in QAL                                                          -             -          163.6
   Other - net                                                                            (6.5)           .4         (32.8)
                                                                                    -----------   -----------   -----------

Income (loss) before income taxes and minority interests                                (783.1)       (459.5)         87.0

Provision for income taxes                                                               (14.2)        (14.7)       (548.3)

Minority interests                                                                         9.2           5.8           4.3
                                                                                    -----------   -----------   -----------

Net loss                                                                            $   (788.1)   $   (468.4)   $   (457.0)
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

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME (LOSS)

(In millions of dollars)
--------------------------------------------------------------------------------

                                                                                               Accumulated         Note
                                                                                     Accu-           Other   Receivable
                                            Preference      Common    Additional   mulated   Comprehensive         From
                                                 Stock       Stock       Capital   Deficit   Income (Loss)       Parent      Total
----------------------------------------- ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE, DECEMBER 31, 2000                $        .7  $     15.4  $    2,300.8  $ (188.1)  $        (1.8) $  (2,040.0) $    87.0
   Net loss                                        -           -            -      (457.0)            -             -      (457.0)
   Minimum pension liability adjustment,
     net of income tax benefit of $38.0            -           -            -           -           (64.5)          -       (64.5)
   Cumulative effect of accounting change,
     net of income tax provision of $.5            -           -            -           -             1.8           -          1.8
   Unrealized net gain in value of derivative
     instruments arising during the
     year, net of income tax provision
     of $19.4                                      -           -            -           -            33.1           -        33.1
   Reclassification adjustment for
     net realized gains on derivative
     instruments included in net loss,
     net of income tax benefit of $5.8             -           -            -           -           (10.9)          -       (10.9)
   Adjustment of valuation allowances for
     net deferred income tax assets provided
     in respect of items reflected in Other
     comprehensive income (loss)                   -           -            -           -           (25.0)          -       (25.0)
                                                                                                                        ----------
   Comprehensive income (loss)                     -           -            -           -             -             -      (522.5)
   Interest on note receivable to parent           -           -          135.2         -             -         (135.2)         -
   Contributions for LTIP shares and
     restricted stock accretion                    -           -            1.6         -             -             -         1.6
   Dividends                                       -           -            -         (.1)            -             -         (.1)
                                          ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE DECEMBER 31, 2001                          .7        15.4       2,437.6    (645.2)          (67.3)    (2,175.2)    (434.0)
   Net loss                                        -           -            -      (468.4)            -             -      (468.4)
   Minimum pension liability adjustment            -           -            -           -          (136.6)          -      (136.6)
   Unrealized net decrease in value of
     derivative instruments arising during the
     year prior to settlement                      -           -            -           -           (12.1)          -       (12.1)
   Reclassification adjustment for net
     realized gains on derivative instruments
     included in net loss, net                     -           -            -           -           (27.9)          -       (27.9)
                                                                                                                        ----------
   Comprehensive income (loss)                     -           -            -           -             -             -      (645.0)
   Interest on note receivable to parent           -           -           16.5         -             -          (16.5)         -
   Contributions for LTIP shares                   -           -             .7         -             -             -          .7
                                          ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE, DECEMBER 31, 2002                         .7        15.4       2,454.8  (1,113.6)         (243.9)    (2,191.7)  (1,078.3)
   Net loss                                        -           -            -      (788.1)            -             -      (788.1)
   Minimum pension liability adjustment            -           -            -           -           138.6           -       138.6
   Unrealized net decrease in value of
     derivative instruments arising during
     the year                                      -           -            -           -            (1.6)          -        (1.6)
   Reclassification adjustment for net realized
     gains on derivative instruments included
     in net loss                                   -           -            -           -            (1.0)          -        (1.0)
                                                                                                                        ----------
   Comprehensive income (loss)                     -           -            -           -             -             -      (652.1)
   Restricted stock cancellations                  -           -           (1.0)        -             -             -        (1.0)
   Restricted stock accretion                      -           -             .2         -             -             -          .2
                                          ------------ ----------- ------------- ---------  -------------- ------------ ----------
BALANCE, DECEMBER 31, 2003                $        .7  $     15.4  $    2,454.0  $(1,901.7) $      (107.9) $  (2,191.7) $(1,731.2)
                                          ============ =========== ============= =========  ============== ============ ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                   Year Ended December 31,
                                                                                          ----------------------------------------
(In millions of dollars)                                                                           2003          2002         2001
----------------------------------------------------------------------------------------  -------------  ------------  -----------

Cash flows from operating activities:
   Net loss                                                                               $     (788.1)  $    (468.4)  $   (457.0)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
       Depreciation and amortization (including deferred financing costs of $4.8, $3.9 and
         $5.1, respectively)                                                                      78.0          95.4         95.3
       Non-cash charges for reorganization items, other operating charges and other              513.5         257.0         41.7
       Gains - sale of Tacoma facility in 2003, sale of real estate and miscellaneous
         equipment in 2002 and sale of QAL interest and real estate in 2001                      (14.5)         (3.8)      (173.6)
       Equity in (income) loss of unconsolidated affiliates, net of distributions                 (6.4)         (8.0)         1.1
       Minority interests                                                                         (9.2)         (5.8)        (4.3)
       (Increase) decrease in trade and other receivables                                         (2.1)         57.9        225.7
       Decrease in inventories, excluding LIFO adjustments and other non-cash operating items     42.0          31.1         66.7
       (Increase) decrease in prepaid expenses and other current assets                            (.3)         46.5         23.2
       Increase (decrease) in accounts payable (associated with operating activities)
         and accrued interest                                                                     10.4          20.5        (39.1)
       Increase (decrease) in payable to affiliates and other accrued liabilities                 44.3         (67.8)       (48.5)
       (Decrease) increase in accrued and deferred income taxes                                  (31.6)        (24.6)       519.9
       Net cash impact of changes in long-term assets and liabilities                             67.1          32.4        (12.5)
       Other                                                                                       9.1         (12.0)        11.3
                                                                                          -------------  ------------  -----------

         Net cash (used) provided by operating activities                                        (87.8)        (49.6)       249.9
                                                                                          -------------  ------------  -----------

Cash flows from investing activities:
   Net proceeds from disposition: primarily Tacoma facility and interests in office building
     complex in 2003, equipment in 2002 and QAL interest and real estate in 2001                  86.3          31.4        171.6
   Capital expenditures (including $78.6 in 2001 related to the Gramercy facility)               (37.2)        (47.6)      (148.7)
   Decrease in accounts payable (Gramercy-related) and other                                       -              -         (32.2)
                                                                                          -------------  ------------  -----------

         Net cash provided (used) by investing activities                                         49.1         (16.2)        (9.3)
                                                                                          -------------  ------------  -----------

Cash flows from financing activities:
   Incurrence of financing costs                                                                  (4.1)         (8.8)          -
   Repayments of debt (including $30.4 under credit agreement)                                     -              -        (105.1)
   Redemption of preference stock                                                                  -              -          (5.5)
   Preference stock dividends paid                                                                 -              -           (.1)
                                                                                          -------------  ------------  -----------

         Net cash used by financing activities                                                    (4.1)         (8.8)      (110.7)
                                                                                          -------------  ------------  -----------

Net (decrease) increase in cash and cash equivalents during the year                             (42.8)        (74.6)       129.9
Cash and cash equivalents at beginning of year                                                    78.7         153.3         23.4
                                                                                          -------------  ------------  -----------

Cash and cash equivalents at end of year                                                  $       35.9   $      78.7   $    153.3
                                                                                          =============  ============  ===========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $1.1, $1.2 and $3.5                      $        4.0   $       5.4   $    106.0
   Income taxes paid                                                                              46.1          37.5         52.1

       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(In millions of dollars, except share amounts)
--------------------------------------------------------------------------------

1.   REORGANIZATION PROCEEDINGS

Kaiser Aluminum & Chemical Corporation (the "Company"), its parent company,
Kaiser Aluminum Corporation ("Kaiser" or "KAC"), and 24 of the Company's
subsidiaries have filed separate voluntary petitions in the United States
Bankruptcy Court for the District of Delaware (the "Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"); the Company,
Kaiser and 15 of the Company's subsidiaries (the "Original Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the
"Additional Debtors") filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing Date" means, with respect to any particular Debtor, the date on which such Debtor filed its Case.
None of the Company's non-U.S. joint ventures are included in the Cases. The
Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

Original Debtors. During the first quarter of 2002, the Original Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries of the Company included in such filings were: Kaiser Bellwood Corporation
("Bellwood"), Kaiser Aluminium International, Inc. ("KAII"), Kaiser Aluminum
Technical Services, Inc. ("KATSI"), Kaiser Alumina Australia Corporation
("KAAC") (and its wholly owned subsidiary, Kaiser Finance Corporation ("KFC"))
and ten other entities with limited balances or activities.

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

The Court set January 31, 2003 as the last date by which holders of pre-Filing
Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file such claim by January 31, 2003 and did not do so may be barred from asserting such claim against any of the
Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original Debtors reserve the right to establish a separate bar date at a later time. A separate bar date for certain hearing loss and coal tar pitch volatiles claims was reset to
February 29, 2004.

Additional Debtors. On January 14, 2003, the Additional Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries included in such filings were: Kaiser Bauxite Company ("KBC"), Kaiser Jamaica Corporation
("KJC"), Alpart Jamaica Inc. ("AJI"), Kaiser Aluminum & Chemical of Canada
Limited ("KACOCL") and five other entities with limited balances or activities.
Ancillary proceedings in respect of KACOCL and two Additional Debtors were also commenced in Canada simultaneously with the January 14, 2003 filings.

The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty
Corporation ("PBGC") primarily as a result of the Company's failure to meet a
$17.0 accelerated funding requirement to its salaried employee retirement plan in January 2003 (see Note 9 for additional information regarding the accelerated funding requirement). The filing of the Cases by the Additional Debtors had no impact on the Company's day-to-day operations.

In connection with the Additional Debtors' filings, the Court authorized the
Additional Debtors to continue to pay or otherwise honor certain pre-Filing Date claims, including employee wages and benefits, and customer and vendor claims in the ordinary course of business. The Court also approved the Additional Debtors'
continued participation in the Company's existing cash management systems and routine intercompany transactions involving, among other transactions, the transfer of materials and supplies among subsidiaries and affiliates.

In March 2003, the Court set May 15, 2003 as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss and coal tar pitch volatiles claims) could file their claims. Any holder of a claim that was required to file such claim by May 15, 2003 and did not do so may be barred from asserting such claim against any of the Additional Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein.

All Debtors. Two creditors' committees, one representing the unsecured creditors
(the "UCC") and the other representing the asbestos claimants (the "ACC"), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees") with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits
(such as medical and insurance) under Section 1114 of the Code. The Debtors expect that the Committees, together with the legal representative for potential future asbestos claimants (the "Futures' Representative") that has been appointed in the Cases, play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures'
Representative, including those of their counsel and other advisors.

As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all
Debtors, the most recent of which was set to expire February 29, 2004. A motion to extend the exclusivity period for KAAC, KJC and AJI through April 30, 2004, and for the remaining Debtors through June 30, 2004, was filed by the Company in
February 2004. By filing the motion to extend the exclusivity period, the period is automatically extended until the April 26, 2004 Court hearing date. As the
Debtors' motion to extend the exclusivity period was agreed to by the UCC and as the ACC and the Futures' Representative have indicated that they support a common extension of the exclusivity period for all Debtors through either April
30, 2004 or June 30, 2004, the Debtors believe that it is likely that the exclusivity period for all Debtors will be extended through at least April 30,
2004. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the
Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Debtors anticipate that substantially all liabilities of the Debtors as of their Filing Date will be settled under one or more plans of reorganization to be proposed and voted on in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans or as to whether such plan or plans will be confirmed by the Court and consummated.

In working toward one or more plans of reorganization, the Debtors have been,
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
claims, the outcome of ongoing discussions with the key constituencies, the
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
uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's
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
the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica, hearing loss and coal tar pitch volatiles personal injury claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors'
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

The Debtors' Cases are being administered on a consolidated basis. In fact, however, there are separate cases for each Debtor or twenty-six Cases in total.
The impacts of the Cases and any plans of reorganization proposed for individual debtors will depend on each Debtor's specific circumstances and the differing interests that creditors have in respect of such entities.

A substantial majority of the claims in the Cases are against the Company. These include claims in respect of substantially all of the Debtors' debt obligations, obligations in respect of pension and retiree medical benefits, asbestos-related and personal injury claims, and known environmental obligations. As such, all of these claimholders will have claims against the Company that, except as further described below, will have to be satisfied by the Company's assets, which generally include the alumina refinery located at Gramercy, Louisiana
("Gramercy"), the interests in Anglesey Aluminium Limited ("Anglesey"), the interests in Volta Aluminium Company Limited ("Valco") and the fabricated products plants (other than the London, Ontario, Canada and Richmond, Virginia extrusion facilities, which are owned by separate subsidiaries that are also
Debtors). The Company's assets also include certain intercompany receivables from certain of its Debtor subsidiaries for funding provided to its joint venture affiliates.

In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, KAII, KACOCL, KBC,
Bellwood, KATSI and KFC) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those holders of claims against the Company also have claims against certain Company subsidiaries that own the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against each of
AJI and KJC, which own the Company's interests in Alumina Partners of Jamaica
("Alpart"), and KAAC, which owns the Company's interests in Queensland Alumina
Limited ("QAL"), as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated Notes.
Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company
(referred to as "Controlled Group Members"). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by the Company. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in
Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the
PBGC.

In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany
Agreement"). The proposed Intercompany Agreement would also release substantially all other pre-and post-petition intercompany claims between the
Debtors. The proposed Intercompany Agreement, if finalized substantially in its current form, would, among other things, provide for payments of cash by AJI,
KJC and KAAC to the Company of $85.0 in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 plus accrued and unpaid interest and fees paid by the Company to retire Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for
(1) any net cash flows collected by or funded by the Company between April 1,
2004 and the earlier of (a) AJI's, KJC's and KAAC's emergence from Chapter 11 or
(b) the sale of AJI's, KJC's and KAAC's respective interests in and related to
Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to what, if any, alumina sales contracts are transferred)
pursuant to the Company's January 2004 agreement to sell its interests in
Alpart, if consummated. The proposed Intercompany Agreement calls for such payments to be made to the Company at the earlier of the sale of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter
11. Under the proposed Intercompany Agreement, all such payments, other than
$28.0 to be paid to the Company upon the sale of Alpart and any amounts paid by the Company in respect of retiring the Alpart-related debt, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities will be secured by liens. There are still a number of issues with respect to the proposed Intercompany Agreement that must be satisfactorily resolved. The
Intercompany Agreement once finalized will be subject to Court approval.
Additionally, the ACC and the Futures' Representative have not yet reviewed, commented on or agreed to the terms of the Intercompany Agreement. The Company currently expects the Court to consider the proposed Intercompany Agreement at the regularly scheduled April 2004 or May 2004 omnibus hearing. However, no assurances can be provided that the issues can be resolved within the time frame necessary to submit the Intercompany Agreement to the Court under that time frame.

At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 to
$120.0. The Company currently expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 7). If payments under the proposed Intercompany Agreement together with existing cash resources and liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed
Intercompany Agreement or be able to negotiate a reasonable alternative.
However, no assurances can be given in this regard.

The Company expects that, when the Debtors ultimately file a plan or plans of reorganization, it is likely to reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage and financial flexibility, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued ownership of those commodity assets that have the potential to generate significant cash at steady-state metal prices and/or which provide a strategic hedge against the fabricated products business' needs for primary aluminum. While the Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors' responsibility to maximize the recoveries for its stakeholders. The Company's advisors have developed a timeline that, assuming the current pace of the Cases continues, is expected to allow the Company to file a plan or plans of reorganization by mid-year 2004 and emerge from Chapter
11 as early as late in the third quarter of 2004. However, the Debtors' ability to do so is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the
Company's Board of Directors and in consultation with the UCC, the ACC and the
Futures' Representative, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the
Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) the Company's Gramercy alumina refinery and
Kaiser Jamaica Bauxite Company ("KJBC"). The possible sale of the Debtors'
interests in respect of Gramercy and KJBC was explored jointly given their significant integration. More recently, the Company has also begun the process of exploring the possible sale of its 20% interest in and related to QAL. While the Company believes that the QAL-related interests are likely to be its most valuable commodity asset and expects that there are or will be a number of parties interested in acquiring such interests, no assurances can be given that any such sale will occur.

In exploring the sale of its interest in and related to Alpart, Anglesey and
Gramercy/KJBC, the Debtors, through their advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The
Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the
Debtors determined which of the expressions of interest received represented reasonable indications of value ("Qualified Bids"). Potential bidders
("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a
Qualified Bid and to submit definitive proposals.

The Debtors reviewed the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representative, and other key constituencies, determined with which Qualified Bidders the Debtors would pursue further negotiations.

As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, through the third quarter of 2003, the Company still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Alpart and Gramercy/KJBC were likely and, therefore, that recoverability should be evaluated differently at December 31, 2003. The change in evaluation methodology is required because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

As more fully discussed in Note 5, given uncertainties as to the ultimate consummation of these transactions as well as the ultimate proceeds that may be received in respect of a sale of the Company's interests in Alpart and Valco, no impairment charges have been recorded in the December 31, 2003 financial statements. However, based on the minimum end of the range of expected proceeds pursuant to the previously disclosed January 2004 agreement to sell the
Alpart-related interests, the amounts ultimately received from any such sale at closing may be less than the current book value by approximately $50.0.
Additionally, based on the minimum purchase price pursuant to the Memorandum of
Understanding ("MOU") between the Company and the Government of Ghana ("GoG")
and the Volta River Authority ("VRA") in respect of the sale of the Company's interests in Valco, it is possible that the amounts ultimately received may be less than the Company's investment in Valco-related assets and liabilities by
$20.0 - $30.0 (see Note 5). By contrast, in evaluating the recoverability of the
Company's basis in Gramercy/KJBC, the Company concluded that an impairment charge of approximately $368.0 was required because all offers received for such assets were substantially below the carrying value of the assets (see Note 5).
The actual amount of gain or loss if and when the potential sales are consummated may differ from these amounts as a result of closing adjustments, changes in economic circumstances and other matters.

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

Upon emergence from the Cases, the Company expects to apply "fresh start"
accounting to its consolidated financial statements as required by SOP 90-7.
Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending asset sales and liabilities subject to compromise (that will be relieved upon emergence), comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.

Financial Information. Condensed consolidating financial statements of the
Debtors and non-Debtors are set forth below:

                                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     DECEMBER 31, 2003

                                                                              Consolidation/
                                                                                Elimination
                                                Debtors       Non-Debtors         Entries        Consolidated
                                             -------------  ---------------  ----------------- ----------------
Current assets                               $      328.1   $        103.1   $          -      $         431.2
Investments in subsidiaries and affiliates          400.8               .2             (344.0)            57.0
Intercompany receivables (payables), net            (88.3)            88.3              -                 -
Property and equipment, net                         232.1            380.5              -                612.6
Other assets                                        520.5              7.4              -                527.9
                                             -------------  ---------------  ----------------- ----------------
                                             $    1,393.2   $        579.5   $         (344.0) $       1,628.7
                                             =============  ===============  ================= ================

Liabilities not subject to compromise -
     Current liabilities                     $      230.2   $         91.3   $           (2.0) $         319.5
     Long-term liabilities                           74.2             25.1              -                 99.3
Liabilities subject to compromise                 2,820.0             -                 -              2,820.0
Minority interests                                    -              105.6               15.5            121.1
Stockholders' equity (deficit)                   (1,731.2)           357.5             (357.5)        (1,731.2)
                                             -------------  ---------------  ----------------- ----------------
                                             $    1,393.2   $        579.5   $         (344.0) $       1,628.7
                                             =============  ===============  ================= ================

                                    CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                           FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                              Consolidation/
                                                                                Elimination
                                                Debtors       Non-Debtors         Entries        Consolidated
                                             -------------  ---------------  ----------------- ----------------
Net sales                                    $    1,272.5   $        106.2   $          (13.4) $       1,365.3
                                             -------------  ---------------  ----------------- ----------------
Costs and expenses -
     Operating costs and expenses                 1,448.2            158.4              (13.4)         1,593.2
     Other operating charges (benefits), net        511.0             -                 -                511.0
                                             -------------  ---------------  ----------------- ----------------
                                                  1,959.2            158.4              (13.4)         2,104.2
                                             -------------  ---------------  ----------------- ----------------
Operating income (loss)                            (686.7)           (52.2)             -               (738.9)
Interest expense                                     (9.6)            (1.1)             -                (10.7)
All other income (expense), net                     (45.5)              .8               11.2            (33.5)
Income tax and minority interests                   (25.1)            20.1              -                 (5.0)
Equity in income of subsidiaries                    (21.2)            -                  21.2             -
                                             -------------  ---------------  ----------------- ----------------
Net income (loss)                            $     (788.1)  $        (32.4)  $           32.4  $        (788.1)
                                             =============  ===============  ================= ================

                                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                              Consolidation/
                                                                                Elimination
                                                Debtors       Non-Debtors         Entries        Consolidated
                                             -------------  ---------------  ----------------- ----------------
Net cash provided (used) by:
     Operating activities                    $     (113.9)  $         26.1   $          -      $         (87.8)
     Investing activities                            75.6            (26.5)             -                 49.1
     Financing activities                            (4.1)            -                 -                 (4.1)
                                             -------------  ---------------  ----------------- ----------------
Net decrease in cash and cash equivalents           (42.4)             (.4)             -                (42.8)
Cash and cash equivalents, beginning of
     period                                          77.6              1.1              -                 78.7
                                             -------------  ---------------  ----------------- ----------------
Cash and cash equivalents, end of period     $       35.2   $           .7   $          -      $          35.9
                                             =============  ===============  ================= ================

                                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     DECEMBER 31, 2002

                                                                         Consolidation/
                                                                           Elimination
                                             Debtors       Non-Debtors       Entries         Consolidated
                                         --------------   -------------  ---------------    --------------

Current assets                           $       406.9    $      114.7   $         -        $       521.6
Investments in subsidiaries and affiliates       428.7              .1           (359.1)             69.7
Intercompany receivables (payables)             (106.4)          106.4             -                  -
Property and equipment, net                      630.9           379.0             -              1,009.9
Other assets                                     620.8             8.4             -                629.2
                                         --------------   -------------  ---------------    --------------
                                         $     1,980.9    $      608.6   $       (359.1)    $     2,230.4
                                         ==============   =============  ===============    ==============

Liabilities not subject to compromise -
     Current liabilities                 $       244.1    $       89.9   $         (2.0)    $       332.0
     Long-term liabilities                        89.1            40.5             -                129.6
Liabilities subject to compromise              2,726.0             -               -              2,726.0
Minority interests                                 -             102.3             18.8             121.1
Stockholders' equity                          (1,078.3)          375.9           (375.9)         (1,078.3)
                                         --------------   -------------  ---------------    --------------
                                         $     1,980.9    $      608.6   $       (359.1)    $     2,230.4
                                         ==============   =============  ===============    ==============

                                    CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                           FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                         Consolidation/
                                                                           Elimination
                                             Debtors       Non-Debtors       Entries         Consolidated
                                         --------------   -------------  ---------------    --------------

Net sales                                $     1,371.2    $      209.7   $       (111.3)    $     1,469.6
                                         --------------   -------------  ---------------    --------------
Costs and expenses -
     Operating costs and expenses              1,508.6           227.0           (111.3)          1,624.3
     Other operating charges (benefits),
        net                                      250.2             1.0             -                251.2
                                         --------------   -------------  ---------------    --------------
                                               1,758.8           228.0           (111.3)          1,875.5
                                         --------------   -------------  ---------------    --------------
Operating income (loss)                         (387.6)          (18.3)            -               (405.9)
Interest expense                                 (19.4)           (1.3)            -                (20.7)
All other income (expense), net                  (43.4)             .2             10.3             (32.9)
Provision for income tax and minority
     interests                                   (15.5)            6.6             -                 (8.9)
Equity in income of subsidiaries                  (2.5)            -                2.5               -
                                         --------------   -------------  ---------------    --------------
Net income (loss)                        $      (468.4)   $      (12.8)  $         12.8     $      (468.4)
                                         ==============   =============  ===============    ==============

                                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                          Consolidation/
                                                                            Elimination
                                            Debtors         Non-Debtors       Entries         Consolidated
                                       ----------------   --------------  ---------------    --------------

Net cash provided (used) by:
     Operating activities              $         (84.7)   $        35.1   $         -        $       (49.6)
     Investing activities                         18.1            (34.3)            -                (16.2)
     Financing activities                         (8.8)             -               -                 (8.8)
                                       ----------------   --------------  ---------------    --------------
Net (decrease) increase in cash and
     cash equivalents                            (75.4)              .8             -                (74.6)
Cash and cash equivalents at beginning
     of period                                   153.0               .3             -                153.3
                                       ----------------   --------------  ---------------    --------------
Cash and cash equivalents at end of
     period                            $          77.6    $         1.1   $         -        $        78.7
                                       ================   ==============  ===============    ==============

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus
"Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2)
pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and certain postretirement medical and other costs associated with retirees (however, see note (2) to the table below).

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. Further, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration.

The amounts subject to compromise at December 31, 2003 and 2002 consisted of the following items:

                                                                                      2003               2002
                                                                                 ---------------   ----------------
Items, absent the Cases, that would have been considered current:
     Accounts payable                                                            $         50.8    $          47.6
     Accrued interest                                                                      47.5               44.0
     Accrued salaries, wages and related expenses(1)                                      159.0               59.0
     Accrued postretirement medical obligation(2)                                          32.5               -
     Other accrued liabilities (including asbestos liability of $130.0 - Note 12)         148.0              150.6
Items, absent the Cases, that would have been considered long-term:
     Accrued pension benefits                                                             289.0              362.7
     Accrued postretirement medical obligation(2)                                         652.4              672.4
     Long-term liabilities(3)                                                             592.6              559.5
     Debt (Note 7)                                                                        848.2              830.2
                                                                                 ---------------   ----------------
                                                                                 $      2,820.0    $       2,726.0
                                                                                 ===============   ================

(1)     Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts for the period ended December 31, 2003 include approximately $100.0 associated with estimated special liquidity and other pension contributions that were not made. As previously disclosed, the Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note 9 for additional information about non-payment of pension contributions.
(2)     In February 2004, the Company concluded an agreement with the 1114
        Committee and union representatives that represent the vast majority of the hourly employees with regard to the termination of the existing salaried and hourly postretirement benefit plans. The Company has included the first six months of 2004 postretirement medical obligations payments totaling $32.5 as liabilities not subject to compromise (see
        Note 9 for additional information about termination of postretirement benefit plans).
(3)     Long-term liabilities include hearing loss claims of $15.8 at December
        31, 2003 (Note 12), environmental liabilities of $43.0 at December 31,
        2003 and $21.7 at December 31, 2002 (Note 12) and asbestos liabilities of $480.1 at December 31, 2003 and 2002 (Note 12).

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

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the years ended December 31,
2003 and 2002, reorganization items were as follows:

                                                                         2003          2002
                                                                     ------------  -------------
Professional fees                                                    $      27.5   $       28.8
Accelerated amortization of certain deferred
   financing costs                                                            -             4.5
Interest income                                                              (.8)          (1.8)
Other                                                                         .3            1.8
                                                                     ------------  -------------
                                                                     $      27.0   $       33.3
                                                                     ============  =============

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
This amount is included in Other assets.

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
Specifically, the consolidated financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b)
the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may be made in connection with the Debtors' capitalizations or operations as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

Additionally, as discussed above (see Financial Statement Presentation), the
Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the December 31, 2003 financial statements to the financial statements of the entity upon emergence.

Principles of Consolidation. The consolidated financial statements include the statements of the Company and its majority owned subsidiaries. The Company is a wholly owned subsidiary of Kaiser, which is a subsidiary of MAXXAM Inc.
("MAXXAM"). The Company operates in all principal aspects of the aluminum industry-the mining of bauxite (the major aluminum bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. The Company's production levels of alumina and primary aluminum allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see Note 17).

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

                                                                                 December 31,
                                                                         ----------------------------
                                                                             2003           2002
                                                                         ------------   -------------
Fabricated products -
   Finished products                                                     $      27.8    $       31.3
   Work in process                                                              30.1            30.0
   Raw materials                                                                22.8            27.3
   Operating supplies and repairs and maintenance parts                         11.7            13.1
                                                                         ------------   -------------
                                                                                92.4           101.7
                                                                         ------------   -------------
Commodities -
   Bauxite and alumina                                                          46.1            73.7
   Primary aluminum                                                               .1             5.2
   Work in process                                                               4.1             4.7
   Operating supplies and repair and maintenance parts                          63.5            69.6
                                                                         ------------   -------------
                                                                               113.8           153.2
                                                                         ------------   -------------
                                                                         $     206.2    $      254.9
                                                                         ============   =============

Inventories were reduced by the following charges during the years ended
December 31, 2003, 2002 and 2001.

                                                                                         2003          2002            2001
------------------------------------------------------------------------------   ------------  ------------   -------------
Included in cost of products sold:
   LIFO inventory charges                                                        $       6.6   $       6.1    $        8.2
Included in other operating charges (benefits), net (see Note 6):
   Net realizable value charges -
      Northwest smelters impairment (Primary Aluminum), net of
        intersegment profit elimination on Primary Aluminum impairment
        charges of $2.8                                                                   -            18.6            -
      Operating supplies and repair and maintenance parts (Bauxite &
        Alumina - $5.0 and Primary Aluminum - $.6)                                        -             -              5.6
   LIFO inventory charges associated with permanent inventory reductions -                -
      Northwest smelters impairment (Primary Aluminum)                                    -             .9             -
      Product line exit (Fabricated Products)                                             -            1.6             -
                                                                                 ------------  ------------   -------------
                                                                                 $       6.6   $      27.2    $       13.8
                                                                                 ============  ============   =============

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
No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2001 were at or above the market price. No stock options were granted in 2003 and 2002. The pro forma after-tax effect of the estimated fair value of the grants would be to increase the net loss in 2003,
2002 and 2001 by $.4, $.6 and $.3, respectively. The pro forma after tax effect of the estimated fair value of the grants would have resulted in no change in the basic/diluted loss per share for 2003, 2002 and 2001. The fair value of the
2001 stock option grants were estimated using a Black-Scholes option pricing model.

The pro forma effect of the estimated value of stock options may not be meaningful, because as a part of a plan of reorganization for the Company, it is likely the equity interests of the holders of outstanding options will be cancelled without consideration.

Other Income (Expense). Amounts included in Other income (expense) in 2003, 2002 and 2001, other than interest expense, reorganization items and gain on sale of
QAL interest, included the following pre-tax gains (losses):
                                                                                           Year Ended December 31,
                                                                                  -------------------------------------------
                                                                                           2003          2002            2001
----------------------------------------------------------------------------      -------------  ------------  --------------
Gains on sale of real estate and miscellaneous equipment associated with
   properties with no operations (Note 5)                                         $        -     $       3.8   $         6.9
Mark-to-market gains (losses) (Note 13)                                                    -             (.4)           35.6
Adjustment to environmental liabilities (Note 12)                                         (7.5)           -            (13.5)
Foreign currency exchange associated with foreign tax settlement (Note 8)                 (1.7)           -              -
Asbestos-related charges (Note 12)                                                         -              -            (57.2)
Investment write-off (Note 4)                                                              -              -             (2.8)
                                                                                  -------------  ------------  --------------
   Significant items, net                                                                 (9.2)          3.4           (31.0)
All other, net                                                                             2.7          (3.0)           (1.8)
                                                                                  -------------  ------------  --------------
                                                                                  $       (6.5)  $        .4   $       (32.8)
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

Goodwill. Through the year ended December 31, 2001, the goodwill associated with the acquisition of the Chandler, Arizona facility (see Note 5) was being amortized on a straight-line basis over 20 years. Beginning with the first quarter of 2002, the Company discontinued the amortization of goodwill consistent with Statement of Financial Accounting Standards No. 142, Goodwill
and Other Intangible Assets ("SFAS No. 142"). However, the discontinuance of amortization of goodwill did not have a material effect on the Company's results of operations or financial condition (the amount of amortization in 2001 was less than $.8). In accordance with SFAS No. 142, the Company reviews goodwill for impairment at least annually in the fourth quarter of each year. As of
December 31, 2003, unamortized goodwill was approximately $11.4 and was included in Other assets in the accompanying consolidated balance sheets.

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

The Company reports derivative activities pursuant to Statement of Financial
Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and
Hedging Activities. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see Note 13). Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. These changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the
Company's hedging positions are initially recorded in other comprehensive income, such changes reverse out of Other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in Net sales or Cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, if the level of physical transactions ever falls below the net exposure hedged, "hedge" accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in
Other comprehensive income. This did not occur during 2001, 2002 or 2003.

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

SFAS No. 133 required that, as of the date of the initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in Net income or Other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on authoritative accounting literature issued during the first quarter of 2001, it was determined that all of the cumulative impact of adopting SFAS No. 133 should be recorded in Other comprehensive income. The cumulative effect amount was reclassified to earnings during 2001.

Fair Value of Financial Instruments. Given the fact that the fair value of substantially all of the Company's outstanding indebtedness will be determined as part of the plan of reorganization, it is impracticable and inappropriate to estimate the fair value of these financial instruments at December 31, 2003 and
2002.

New Accounting Pronouncements. Statement of Financial Accounting Standards No.
132 (revised 2003), Employers' Disclosure about Pensions and Other
Postretirement Benefits ("SFAS No. 132 (revised)") was issued in 2003 and was effective for financial statements with fiscal years ending after December 15,
2003. SFAS No. 132 (revised) retains the disclosures required by SFAS No. 132, which standardizes the disclosure requirements for pension and other postretirement benefits, and adds additional disclosures which include, among other things, information describing the type of plan assets, plan obligations and plan cash flows (see Note 9 for additional disclosures). The adoption of
SFAS No. 132 (revised) did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133
on Derivative Instruments and Hedging Activities ("SFAS No. 149") was issued in
April 2003. Statement 133, issued in June 1998, established accounting and reporting standards for derivative instruments. SFAS No. 149 amends Statement
133 primarily to incorporate a number of implementation issue decisions made by the Financial Accounting Standards Board as part of the Derivatives
Implementation Group process. SFAS No. 149 was effective as of July 1, 2003 and its adoption did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 150, Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS
No. 150") was issued in May 2003 and was first applied to the Company's consolidated financial statements beginning July 1, 2003. In general terms, SFAS
No. 150 requires a company to classify as a liability financial instruments that it issues, such as shares of its equity stock, that are mandatory redeemable or include an unconditional repurchase obligation. This contrasts from previous accounting where these financial instruments were classified in the balance sheet either in the equity section or between the liabilities section and the equity section. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

3. PACIFIC NORTHWEST SMELTER CURTAILMENTS AND RELATED POWER MATTERS

Power Remarketing. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company (first partially and then fully) curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the last half of 2000. As a result of the curtailments, as permitted under the Bonneville Power Administration ("BPA") contract, the Company remarketed the power that it had under contract through September 30, 2001 (the end of the prior contract period). In connection with such power remarketing, the Company recorded net pre-tax gains of approximately $229.2 in 2001. Gross proceeds were offset by employee-related expenses, a non-cash LIFO inventory charge and other fixed commitments. The resulting net gain has been reflected as
Other operating charges (benefits), net (see Note 6). The net gain amount resulted from gross proceeds of $259.5.

Smelter Operating Rate. Historically, the Company owned and operated two aluminum smelters in the State of Washington. Through 2000, the BPA was
supplying approximately half of the electric power for the Mead and Tacoma smelters, with the balance coming from other suppliers. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company curtailed primary aluminum production at the Tacoma smelter and partially curtailed production at the Mead smelter during the last half of 2000. Mead was subsequently fully curtailed in early 2001. During this same period, as permitted under the BPA contract, the Company remarketed to the BPA the available power that it had under contract through September 30, 2001. As a result of the curtailments, the Company avoided the need to purchase power on a variable market price basis and received cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. The Company has previously disclosed that, in connection with its reorganization, it conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities.
When the Company received the preliminary results of the study, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the
Company's ongoing work on its reorganization led the Company to conclude that the Tacoma and Mead facilities could not compete with the much larger, newer and more efficient smelters, generally located outside the United States.

In January 2003, the Company announced the indefinite curtailment of the Mead facility. The Mead facility was expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. For the Company to make such a decision, it would have had to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. However, in February 2004, the Company entered into an agreement to sell the Mead facility. See Note 5 for discussions of the Northwest smelters
2002 impairment charge and sale of the Mead facility.

In January 2003, the Court also approved the sale of the Tacoma facility to the
Port of Tacoma. The sale closed in February 2003. See Note 5 for additional discussion on the sale of the Tacoma facility.

Future Power Supply. During October 2000, the Company signed a new power contract with the BPA under which the BPA, starting October 1, 2001, was to provide the Company's operations in the State of Washington with approximately
290 megawatts of power through September 2006. The contract provided the Company with sufficient power to fully operate the Company's Trentwood facility, as well as approximately 40% of the combined capacity of the Company's Mead and Tacoma aluminum smelting operations which had been curtailed since the last half of
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

In addition to the BPA power contract, the Company had a transmission service agreement with the BPA under which the BPA transmitted power to the Company's
Mead, Tacoma and Trentwood facilities. In October 2003, with the approval of the
Court, the BPA agreement was restructured. Key aspects of the restructuring included: (a) the existing transmission service agreement was terminated; (b)
the Company and the BPA entered into two new transmission service agreements that provide for the transmission of power for the Mead and Trentwood facilities at reduced transmission costs; and (c) the Company and the BPA agreed that the
BPA would be allowed to file an unsecured pre-Filing Date claim of approximately
$3.2 (which amount has been reflected in Other operating charges, net - see Note
6 in respect of the termination of the existing agreement).

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Summary of combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are QAL (20.0% owned), Anglesey (49.0% owned) and KJBC (49.0% owned).
The Company's equity in income (loss) before income taxes of such operations is treated as a reduction (increase) in Cost of products sold. At December 31, 2003 and 2002, the Company's net receivables from these affiliates were not material.

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

In June 2001, the Company wrote-off its investment of $2.8 in MetalSpectrum,
LLC, a start-up, e-commerce entity in which the Company was a founding partner
(in 2000) (see Note 2). MetalSpectrum ceased operations during the second quarter of 2001.

As more fully discussed in Note 5, the Company is close to reaching an agreement to sell its interest in and related to KJBC together with its interest in and related to the Gramercy alumina facility. In addition, as part of the program to explore commodity asset divestiture(s), the Company is now considering the possibility of selling its interests in and related to QAL (see Note 1).

Summary of Combined Financial Position

                                                                                                          December 31,
                                                                                                   ---------------------------
                                                                                                          2003            2002
---------------------------------------------------------------------------------------------      -----------     -----------

Current assets                                                                                     $    289.0      $    199.1
Non-current assets (primarily property, plant, and equipment, net)                                      417.0           409.5
                                                                                                   -----------     -----------
   Total assets                                                                                    $    706.0      $    608.6
                                                                                                   ===========     ===========

Current liabilities                                                                                $     87.7      $    239.3
Long-term liabilities (primarily long-term debt)                                                        334.7           119.3
Stockholders' equity                                                                                    283.6           250.0
                                                                                                   -----------     -----------
   Total liabilities and stockholders' equity                                                      $    706.0      $    608.6
                                                                                                   ===========     ===========

Summary of Combined Operations

                                                                                              Year Ended December 31,
                                                                                        -----------------------------------
                                                                                            2003          2002         2001
------------------------------------------------------------------------------------    --------      --------     --------
Net sales                                                                               $ 585.5       $ 584.3      $ 633.5
Costs and expenses                                                                       (539.4)       (518.4)      (621.5)
Provision for income taxes                                                                 (2.6)         (3.0)        (3.9)
                                                                                        --------      --------     --------
Net income (loss)                                                                       $  43.5       $  62.9      $   8.1
                                                                                        ========      ========     ========

Company's equity in income (loss)                                                       $  10.7       $  14.0      $   1.7
                                                                                        ========      ========     ========

Dividends received                                                                      $   4.3       $   6.0      $   2.8
                                                                                        ========      ========     ========

The Company's equity in income (loss) differs from the summary net income (loss)
due to varying percentage ownerships in the entities and equity method accounting adjustments.

The Company and its affiliates have interrelated operations. The Company provides some of its affiliates with services such as management and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $230.5, $223.4 and $266.0, in the years ended December 31, 2003,
2002 and 2001, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:

                                                                                                        December 31,
                                                                                                 --------------------------
                                                                                                       2003            2002
--------------------------------------------------------------------------------------------     ----------      ----------

Land and improvements                                                                            $   128.7       $   129.7
Buildings                                                                                            163.4           183.3
Machinery and equipment                                                                            1,355.2         1,735.2
Construction in progress                                                                              26.7            48.4
                                                                                                 ----------      ----------
                                                                                                   1,674.0         2,096.6
Accumulated depreciation                                                                          (1,061.4)       (1,086.7)
                                                                                                 ----------      ----------
     Property, plant, and equipment, net                                                         $   612.6       $ 1,009.9
                                                                                                 ==========      ==========

During the period from 2001 to 2003, the Company completed several dispositions and, based on changes in circumstances, recorded impairment charges as discussed below:

2003 -

-    As previously disclosed, as part of the Company's plan to explore the divestiture of certain of its commodity assets (see Note 1):

     (a) The Company entered into an agreement in January 2004 to sell its interest in Alpart. Net proceeds from the sale pursuant to the agreement would, at a minimum, be in the range of $160.0 to $170.0, subject to certain closing and post-closing adjustments. However, such purchase price may increase, possibly significantly, depending on what, if any, alumina sales contracts are transferred to the buyer as a part of the transaction. The Company has previously disclosed that, using the minimum end of the range of proceeds under the aforementioned agreement, a net loss on the sale of its interests in the range of approximately $50.0 would occur. In February 2004, another potential purchaser filed certain objections with the Court in respect of the
         January 2004 sales agreement and stated that they were willing to bid significantly more than the other party for the Company's interests in and related to Alpart. Under the terms outlined in the objection if the
         Company were ultimately to enter into an agreement with the second party, it is likely that any such sale of the Company's interest, if and when consummated, could result in a gain. In March 2004, the Court ordered that an auction be held during April 2004 in respect of the possible sale of the Company's interests in and related to Alpart.
         While the Company believes that it is likely that the interests in and related to Alpart will be sold, it is unclear at what price such interests will be sold. As such, the Company cannot currently determine what, if any, impairment exists and, thus, no impairment charges in respect of the Company's interests in Alpart have been recorded in the accompanying financial statements. At the minimum end of the range under the January 2004 agreement, an impairment charge in the range of
         $50.0 would be required. However, if (a) the other interested party were to be successful in its objections to the January 2004 agreement and purchase the Company's interests at the price stated in its Court motion, or (b) the terms of any contracts ultimately transferred pursuant to the January 2004 agreement are favorable, then it is possible that little or no gain or loss would result upon the sale.

     (b) At the end of March 2004, the Company was close to reaching an agreement to sell its interests in the Gramercy facility and KJBC. Net proceeds from the sale are expected to be in the $20.0 range. The
         Company expects that, if the agreement is finalized, it would likely be submitted to the Court for consideration in the second quarter of 2004.
         While the potential sale of Gramercy has not yet been approved by the
         Court and, therefore, may not ultimately occur or may close under different terms and conditions, the Company determined that the fair value of its interests in Gramercy/KJBC was below the carrying value of the assets because all offers received for such assets were substantially below the carrying value of the assets. Accordingly, the
         Company adjusted the carrying value of its interest in Gramercy/KJBC to their estimated fair value, which resulted in a fourth quarter 2003 non-cash impairment charge of approximately $368.0 (which amount was reflected in Other operating charges (benefits), net - see Note 6).
         Previously, the Company had evaluated the book value of its interests of the Gramercy/KJBC assets on a "hold and use" basis assuming a normal economic life for the facility and more normal market conditions than have recently existed and such analysis indicated that no impairment charge was required. Final adjustments to the carrying value of the
         Gramercy facility and KJBC assets may cause the actual loss from the sale of the Company's interest in and related to the Gramercy facility and KJBC, if consummated, to vary from the impairment charge.

-     As more fully discussed in Note 15, during 2003, the Company and Valco participated in extensive negotiations with the GoG and the VRA regarding the power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company, the GoG and the VRA entered into a MOU in
      December 2003 pursuant to which the Company would sell its 90% interest in and related to Valco to the GoG for consideration of between $35.0 and
      $100.0, plus assumption of all of the Company's related liabilities and obligations. The MOU contemplates that the transaction will close by April
      30, 2004. The consideration would be paid in 2004 and beyond. During 2004, assuming the $35.0 minimum consideration, the GoG would pay $7.0 in cash to the Company and $18.0 in cash to Valco, thereby reducing the Company's funding the Valco. The remainder of the consideration (a minimum of $10.0)
      would be paid in cash to the Company over a four-year period from the closing date. The GoG obligation to the Company would be guaranteed by the
      Bank of Ghana. As the purchase price in respect of the MOU cannot be determined at this time, the Company cannot determine to what extent, if any, the fair value of its interests in Valco is below the carrying value of the assets. Accordingly, the Company has not adjusted the carrying value of its interests in Valco during the fourth quarter of 2003.
      However, if the minimum price in respect of the MOU were paid, a reduction in the net carrying value related to Valco's assets and liabilities in the range of $20.0 - $30.0 would be required. The transaction is subject to due diligence and a number of approvals, including the President or
      Cabinet of the GoG, the Parliament of Ghana, the Boards of Directors of
      the Company and Valco and the Court. As a result, no assurance can be given that the MOU will be approved by any or all of the parties.

-     The Company has previously disclosed that, in connection with its reorganization, it conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. When the Company received the preliminary results of the study, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company's ongoing work on its reorganization led the Company to conclude that the Tacoma facility, whose aluminum smelting operations have been curtailed since the last half of 2000, and the Mead facility, whose aluminum smelting operations have been curtailed since January 2001, could not compete with the much larger, newer and more efficient smelters, generally located outside the United States.

     (a) As a result, the Company entered into an agreement, which was approved by the Court in January 2003, to sell the Tacoma facility to the Port of Tacoma (the "Port"). Gross proceeds from the sale, before considering approximately $4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in February
         2003. The sale resulted in a pre-tax gain of approximately $9.5 (which amount was reflected in Other operating charges (benefits), net - see
         Note 6). The operating results of the Tacoma facility for years ended
         December 31, 2003, 2002 and 2001 have not been reported as discontinued
         operations in the accompanying Statements of Consolidated Income (Loss)
         because such amounts were not material. The Tacoma facility's loss before income tax benefit was $5.1 and $4.4 (Unaudited) in 2002 and
         2001, respectively.

     (b) In February 2004, the Company entered into an agreement to sell the
         Mead facility and certain related property in connection with which it will receive net cash proceeds of approximately $3.0 and the buyer will assume certain site-related liabilities. The sale of the Mead property will be subject to an auction in accordance with the Code to determine if a higher value can be obtained. The auction bidding procedures were approved by the Court in March 2004, and the Company expects the sale of the Mead facility and related property to close during the second quarter of 2004. The Company expects that the sale will result in a pre-tax gain in the $10.0 range. It is possible that all or some portion of the proceeds from the sale may need to be held in escrow until emergence from the Chapter 11 proceedings for the benefit of the holders of the 7.6% solid waste disposal revenue bonds (see Note 7).

-     In July 2003, with Court approval, the Company sold certain equipment at the Trentwood facility that was no longer required as a part of past product rationalizations. Proceeds from the sale were approximately $7.0, resulting in a net gain of approximately $5.0 after considering sale related costs. The gain on the sale of this equipment has been netted against additional impairment charges of approximately $1.1 associated with equipment to be abandoned or otherwise disposed of primarily as a result of product rationalizations (which amounts were reflected in Other operating charges (benefits), net - see Note 6). The equipment that was sold in July 2003 had been impaired to a zero basis in the fourth quarter of 2001. The impairment was based on information available at that time and the expectation that proceeds from the eventual sale of the equipment would be fully offset by sale related costs to be borne by the Company
      (see below for additional information regarding the 2001 Trentwood impairment charge).

2002 -

-     As previously disclosed, the Company was evaluating its options for minimizing the near-term negative cash flow at its Mead and Tacoma facilities and how to optimize the use and/or value of the facilities in connection with its reorganization. The Company conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. Once the Company received the preliminary results of the study in the fourth quarter of 2002, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company's ongoing work on its reorganization led the
      Company to indefinitely curtail the Mead facility in January 2003. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. As a result of indefinite curtailment, the Company evaluated the recoverability of the December 31, 2002 carrying value of its Northwest smelters. The Company determined that the expected future undiscounted cash flows of the smelters was below their carrying value.
      Accordingly, the Company adjusted the carrying value of its Northwest smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $138.5 (which amount was reflected in Other operating charges (benefits), net - see Note 6). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. Additionally, during
      December 2002, the Company accrued approximately $58.8 of pension, postretirement benefit and related obligations for the hourly employees who had been on a laid-off status and under the terms of their labor contract are eligible for early retirement because of the indefinite curtailment (which amount was reflected in Other operating charges
      (benefits), net - see Note 6). The indefinite curtailment of the Mead facility also resulted in a $18.6 net realizable value charge and a $.9
      LIFO inventory charge for certain of the inventories at the facility (see
      Notes 2 and 6).

-     In December 2002, with Court approval, the Company sold its Oxnard,
      California aluminum forging facility because the Company had determined that the facility was not necessary for a successful operation and reorganization of its business. Net proceeds from the sale were approximately $7.4. The sale resulted in a net of loss of $.2 (included in
      Other operating charges (benefits) net - see Note 6) which included $1.1 of employee benefits and related costs associated with approximately 60 employees that were terminated in December 2002.

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

-     In the latter part of 2001, the Company concluded that the profitability of its Trentwood facility could be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market. As a result of this decision, the Company concluded it would sell or idle several pieces of equipment resulting in an impairment charge of approximately $17.7 at December 31, 2001 (which amount was reflected in Other operating charges (benefits), net - see Note 6).

6.   OTHER OPERATING CHARGES (BENEFITS), NET

The income (loss) impact associated with Other operating (charges) benefits, net for 2003, 2002 and 2001, was as follows:

                                                                                        Year Ended December 31,
                                                                            -----------------------------------------------
                                                                                      2003             2002            2001
--------------------------------------------------------------------------  --------------   --------------  --------------
Pension charge related to salaried employees pension plan -
     Corporate (Note 9)                                                     $      (121.2)   $         -     $         -
Impairment charges -
     Interests in Gramercy/KJBC - Bauxite & Alumina (Note 5)                       (368.0)             -               -
     Washington smelters, including contractual labor costs - Primary
         Aluminum (Notes 2 and 5)                                                     -             (219.6)          (12.7)
     Office complex - Corporate (Note 12)                                             -              (20.0)            -
     Equipment - Fabricated Products (Note 5)                                         -                -             (17.7)
Restructuring charges:
     Bauxite & Alumina                                                                (.1)            (2.0)          (10.8)
     Primary Aluminum                                                                (1.3)            (2.7)           (6.9)
     Fabricated Products                                                              -               (7.9)          (10.7)
     Corporate                                                                        -                -              (1.2)
Restructured transmission service agreement - Primary Aluminum (Note 3)              (3.2)             -               -
Environmental multi-site settlement - Corporate (Note 12)                           (15.7)             -               -
Hearing loss claims - Corporate (Note 12)                                           (15.8)             -               -
Gain on sale of Tacoma facility - Primary Aluminum (Note 5)                           9.5              -               -
Gain on sale of equipment, net - Fabricated Products (Note 5)                         3.9              -
Loss on sale of Oxnard facility - Fabricated Products (Note 5)                        -                (.2)            -
Inventory and net realizable value charges -
     Product line exit charges - Fabricated Products                                  -               (1.6)            -
     Operating supplies and repairs and maintenance parts (Note 2)                    -                -              (5.6)
Eliminations - Intersegment profit elimination on Primary Aluminum
     inventory charge (Note 2)                                                        -                2.8             -
Net gains from power sales (Primary Aluminum) (Note 3)                                -                -             229.2
Other                                                                                  .9              -               -
                                                                            --------------   --------------  --------------
                                                                            $      (511.0)   $      (251.2)  $       163.6
                                                                            ==============   ==============  ==============

2003 -

Restructuring charges in 2003 consist of employee benefit costs associated with approximately 20 job eliminations (all of which have been eliminated) during the first half of 2003 resulting primarily from the Primary aluminum business segment's Mead facility's indefinite curtailment (see Note 3).

2002 -

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

2001 -

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

7.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                               December 31,
                                                                                     --------------------------------
                                                                                               2003              2002
----------------------------------------------------------------------------------   --------------    --------------
Secured:
     Post-Petition Credit Agreement                                                  $         -       $         -
     8 1/4% Alpart CARIFA Loans due 2007                                                      22.0              22.0
     7.6% Solid Waste Disposal Revenue Bonds due 2027                                          1.0              19.0
     Other borrowings (fixed rate)                                                             2.5               2.6
Unsecured or Undersecured:
     9 7/8% Senior Notes due 2002, net                                                       172.8             172.8
     10 7/8% Senior Notes due 2006, net                                                      225.0             225.0
     12 3/4% Senior Subordinated Notes due 2003                                              400.0             400.0
     7.6% Solid Waste Disposal Revenue Bonds due 2027                                         18.0               -
     Other borrowings (fixed and variable rates)                                              32.4              32.4
                                                                                     --------------    --------------

Total                                                                                        873.7             873.8

Less  - Current portion                                                                        1.3                .9
           Pre-Filing Date claims included in subject to compromise (i.e. unsecured
               debt) (Note 1)                                                                848.2             830.2
                                                                                     --------------    --------------
Long-term debt                                                                       $        24.2     $        42.7
                                                                                     ==============    ==============

Post-Petition Credit Agreement. On February 12, 2002, the Company and Kaiser
entered into the DIP Facility with a group of lenders for debtor-in-possession financing. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional Debtors' assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 13, 2005
(extended from February 12, 2004 as discussed below), the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP
Facility, the Company is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $285.0 (reduced from $300.0 in August
2003 as discussed below) or a borrowing base relating to eligible accounts receivable, eligible inventory and an amortizing fixed asset component, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of the
Company. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option. As of December 31, 2003, $141.9 was available to the Company under the DIP Facility (of which up to $81.7 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.

The DIP Facility requires the Company to comply with certain covenants and places restrictions on the Company's, Kaiser's and the Company's subsidiaries'
ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and for all measurement periods through May 31, 2004. In connection with the waiver, the Company agreed to reduce the available amount of the borrowing base by
$25.0. The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the
Company's interests in Alpart, QAL, Gramercy/KJBC and Valco within certain parameters and (3) reduce the availability of the fixed asset subcomponent to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities.

While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 - $100.0 range and that amount should be adequate for the fabricated products operations. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for an April 2004 or May 2004 Court hearing, no assurances can be given in this regard.

During 2003, the Company and the DIP Facility lenders completed three amendments. The amendments included the following: (a) modifications that permitted the Company to take certain actions necessary to facilitate access by
QAL to amounts available to QAL under its financing arrangements, thereby reducing the Company's and the other owners' funding requirements for QAL (the
Company's share of such additional financings at QAL was $43.0), (b) an extension of the maturity of the DIP Facility from February 2004 to February
2005, (c) an increase in the eligible borrowing base amount under the DIP
Facility by, among other things, restoring the amortizing fixed asset component to the original $100.0 amount, (d) the incorporation of the May 2003 limited waiver and a further modification of the financial covenant, and (e) a reduction of the commitment amount of the DIP Facility to $285.0.

8 1/4% Alpart CARIFA Loans. In December 1991, Alumina Partners of Jamaica
("Alpart") entered into a loan agreement with the Caribbean Basin Projects
Financing Authority ("CARIFA"). As of December 31, 2003, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating
$23.5. The Company was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

Pursuant to the CARIFA loan agreement, the Alpart CARIFA financing would have to be repaid at time of closing of the sale if the Company completes the previously disclosed sale of its interests in Alpart (see Notes 1 and 5). However, such repayment would have an essentially neutral effect on the Company's liquidity as, upon any such payment, the Company's letter of credit obligation under the
DIP Facility securing the loans would be cancelled.

7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the "Solid Waste Bonds") are secured by certain (but not all) of the facilities and equipment at the curtailed Mead facility (see Note 4). The
Company currently believes that it is likely that the value of the collateral securing the Solid Waste Bonds is insufficient for full recovery of the bondholders' claim. The Company estimates the value of the collateral to be in the $1.0 range. As a result, during the fourth quarter of 2003, the Company reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1). Also, see Note 5 regarding the possible sale of the
Mead facility.

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

Debt Covenants and Restrictions. The DIP Facility requires the Company to comply with certain financial covenants and places restrictions on the Company's and
Kaiser's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The DIP Facility is secured by, among other things, (i) mortgages on the Company's major domestic plants; (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of the Company and certain of its subsidiaries; (iii) a pledge of all the stock of the Company owned by the Company; and (iv) pledges of all of the stock of a number of the Company's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

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

                                                                                          Year Ended December 31,
                                                                                -------------------------------------------
                                                                                      2003             2002            2001
--------------------------------------------------------------------------      ----------      -----------      ----------
Domestic                                                                        $  (676.0)      $   (481.0)      $  (126.2)
Foreign                                                                            (107.1)            21.5           213.2
                                                                                ----------      -----------      ----------

     Total                                                                      $  (783.1)      $   (459.5)      $    87.0
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

                                                                   Federal           Foreign           State          Total
--------------------------------------------------------      ------------      ------------     -----------     ----------
2003     Current                                              $        -        $     (13.4)     $       -       $   (13.4)
         Deferred                                                      -                (.8)             -             (.8)
                                                              ------------      ------------     -----------     ----------
              Total                                           $        -        $     (14.2)     $       -       $   (14.2)
                                                              ============      ============     ===========     ==========

2002     Current                                              $       (.2)      $     (31.7)     $      (.3)     $   (32.2)
         Deferred                                                     3.2              14.5             (.4)          17.3
                                                              ------------      ------------     -----------     ----------
              Total                                           $       3.0       $     (17.2)     $      (.7)     $   (14.9)
                                                              ============      ============     ===========     ==========

2001     Current                                              $      (1.1)      $     (40.6)     $       -       $   (41.7)
         Deferred                                                  (484.3)               .5           (24.7)        (508.5)
                                                              ------------      ------------     -----------     ----------
              Total                                           $    (485.4)      $     (40.1)     $    (24.7)     $  (550.2)
                                                              ============      ============     ===========     ==========

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss)
before income taxes and minority interests is as follows:

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                            2003          2002         2001
----------------------------------------------------------------------------------  ------------  ------------  -----------
Amount of federal income tax (provision) benefit based on the statutory rate        $     274.2   $     160.9   $    (30.3)
Increase in valuation allowances and revision of prior years' tax estimates              (277.1)       (151.6)      (513.9)
Percentage depletion                                                                        6.4           7.6          4.9
Foreign taxes                                                                             (14.2)        (28.9)        (9.6)
Other                                                                                      (3.5)         (2.9)        (1.3)
                                                                                    ------------  ------------  -----------
Provision for income taxes                                                          $     (14.2)  $     (14.9)  $   (550.2)
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

Deferred Income Taxes. The components of the Company's net deferred income tax assets (liabilities) are as follows:

                                                                                                      December 31,
                                                                                              -----------------------------
                                                                                                      2003             2002
------------------------------------------------------------------------------------------    ------------      -----------
Deferred income tax assets:
   Postretirement benefits other than pensions                                                $     268.6       $    274.6
   Loss and credit carryforwards                                                                    387.6            278.0
   Other liabilities                                                                                272.8            288.8
   Other                                                                                            111.9            121.7
   Property, plant and equipment                                                                     12.1               -
   Valuation allowances                                                                          (1,043.5)          (861.8)
                                                                                              ------------      -----------
     Total deferred income tax assets-net                                                             9.5            101.3
                                                                                              ------------      -----------

Deferred income tax liabilities:
   Property, plant, and equipment                                                                      -             (94.3)
   Other                                                                                            (25.7)           (22.5)
                                                                                              ------------      -----------
     Total deferred income tax liabilities                                                          (25.7)          (116.8)
                                                                                              ------------      -----------

Net deferred income tax assets (liabilities)(1)                                               $     (16.2)      $    (15.5)
                                                                                              ============      ===========

(1)  These deferred income tax liabilities are included in the Consolidated
     Balance Sheets as of December 31, 2003 and 2002, respectively, in the caption entitled Long-term liabilities.

For the years ended December 31, 2003 and 2002, as a result of the Cases, the
Company did not recognize U.S. income tax benefits for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefits for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits ("FTC") generated in 2003 and 2002 were fully offset by increases in valuation allowances.

Tax Attributes. At December 31, 2003, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $870.5 and $.7, respectively, which expire periodically through
2023 and 2011, respectively, FTC carryforwards of $13.9, which expire in 2008, and alternative minimum tax ("AMT") credit carryforwards of $24.0, which have an indefinite life. The Company also has AMT net operating loss and FTC carryforwards of $731.8 and $13.9, respectively, available, subject to certain limitations, to offset future alternative minimum taxable income, which expire periodically through 2023 and 2008, respectively.

A substantial portion of such attributes may be utilized to offset taxable gains that may result from sales of certain commodity facilities as discussed in Note
1. Additionally, a substantial portion or all of any remaining attributes not used in any such sale transactions would likely be used to offset any gains that may result from the cancellation of indebtedness as a part of the Company's reorganization. Lastly, any amounts not utilized by the Company prior to emergence from Chapter 11 will likely be subject to certain limitations as to their utilization post-emergence.

Other. In March 2003, the Company paid approximately $22.0 in settlement of certain foreign tax matters in respect of a number of prior periods.

9.   EMPLOYEE BENEFIT AND INCENTIVE PLANS

Historical Pension and Other Postretirement Benefit Plans. The Company and its
subsidiaries have historically provided (a) postretirement health care and life insurance benefits to eligible retired employees and their dependents and (b)
pension benefit payments to retirement plans. Substantially all employees became eligible for health care and life insurance benefits if they reached retirement age while still working for the Company or its subsidiaries. The Company did not fund the liability for these benefits, which were expected to be paid out of cash generated by operations. The Company reserved the right, subject to applicable collective bargaining agreements, to amend or terminate these benefits. Retirement plans were generally non-contributory for salaried and hourly employees and generally provided for benefits based on formulas which considered such items as length of service and earnings during years of service.

The assets of the Company-sponsored pension plans, like numerous other companies' pension plans, are, to a substantial degree, invested in the capital markets and managed by a third party. The performance of the stock market over the last several years and the resulting declines in the value of the assets held in the Company's pension plans together with declining interest rates caused the discounted value of the projected liabilities to increase and has had an increasingly adverse impact on the Company's operating results. In addition, medical costs have continued to escalate causing the Company's costs to continue to increase.

The Company has stated since the inception of its Chapter 11 proceedings that legacy items that included its pension and post-retirement benefit plans would have to be addressed before the Company could successfully reorganize. The
Company previously disclosed that it did not intend to make any pension contributions in respect to its domestic pension plans during the pendency of the Cases as it believes that virtually all amounts are pre-Filing Date obligations. The Company did not make required accelerated funding payments to its salaried employee retirement plan of $17.0 in January 2003, $83.0 in April
2003, $60.5 in July 2003 or $64.8 in October 2003 (such amounts are separate standalone requirements and not additive). As a result, during 2003, the Company engaged in lengthy negotiations with the PBGC, the 1114 Committee and the appropriate union representatives for the hourly employees subject to collective bargaining agreements regarding its plans to significantly modify or terminate these benefits.

In December 2003, the PBGC notified the Company that it intended to assume responsibility for the salaried employees retirement plan and the Company reluctantly agreed to the termination of the plan. In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The
Company subsequently concluded agreements with the 1114 Committee and union representatives that represent the vast majority of the Company's hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a proposed Voluntary Employee Beneficiary Association ("VEBA") and active salaried and hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but are subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC (see
Note 1). The PBGC must ultimately approve a distress termination of the hourly plans. The PBGC has objected to the Company's distress termination motion and has appealed the Court's ruling that the Company has met the statutory criteria for a distress termination of the hourly pension plans (see discussion in "Cash
Flow" below). Negotiations with the PBGC are ongoing.

Assumptions -
The following recaps the key assumptions used and the amounts reflected in the
Company's financial statements with respect to the Company's pension plans and other postretirement benefit plans. In accordance with generally accepted accounting principles, only certain impacts of the changes in the Company's pension and other postretirement benefit plans discussed above have been reflected in such information. Any such 2003 impacts, as well as impacts expected to be incurred in 2004, are discussed below.

The Company uses a December 31 measurement date for the majority of its plans.

Weighted-average assumptions used to determine benefit obligations as of
December 31 and net periodic benefit cost for the years ended December 31 are:

                                                       Pension Benefits                 Medical/Life Benefits
                                             ------------------------------------ ---------------------------------
                                                   2003        2002          2001       2003       2002        2001
                                             ---------- -----------  ------------ ---------- ---------- -----------

Benefit obligations assumptions:
   Discount rate                                  6.00%       6.75%         7.25%      6.00%      6.75%       7.25%
   Rate of compensation increase                  4.00%       4.00%         4.00%      4.00%      4.00%       4.00%

Net periodic benefit cost assumptions:
   Discount rate                                  6.00%       6.75%         7.25%      6.75%      7.25%       7.75%
   Expected return on plan assets                 9.00%       9.00%         9.00%          -          -           -
   Rate of compensation increase                  4.00%       4.00%         4.00%      4.00%      4.00%       4.00%

In 2003, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2010 for all participants and remain at that level thereafter. In 2002, the average annual assumed rate of increase in the per capita cost of covered benefits was 8.5% for all participants. The assumed rate of increase was assumed to decline gradually to 5.0% in 2010 for all participants and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                              1% Increase               1% Decrease
                                                                       ------------------------    ---------------------
Increase (decrease) to total of service and interest cost              $                   8.3     $               (7.1)
Increase (decrease) to the postretirement benefit obligation                             110.3                    (96.8)

As more fully discussed above, all of the Company's material pension and postretirement medical benefit plans are being (or have been) terminated as a part of the Company's reorganization efforts. As such, the Company's obligations with respect to the existing plans are (or will become) fixed. However, at this time it is not possible to definitely determine the "final" amount of such obligations as the value of such amounts will be subject to negotiations among and between the Company and the constituents of the ongoing Cases and subject to
Court approval.

In preparing the Company's financial statements at December 31, 2003, the
Company has reflected its obligations in respect of these plans using assumptions consistent with those used in accordance with GAAP for ongoing plans. The Company believes that this represents a reasonable estimation methodology. The Company currently believes that there are reasonable scenarios under which the final allowed claim amounts would be less than that reflected in the financial statements. The Company also expects that certain constituents will assert that the value of their obligations is in excess of the amounts reflected in the financial statements. The amount of pension liability related to the terminated salaried employee pension plan included in the table below is approximately $201.0. This compares to the claim filed by the PBGC in early 2003 in respect of this plan of approximately $230.0. However, as the PBGC's claim was made at the beginning of 2003, such amount would have to be adjusted for activity in 2003 (return on assets, payments, accrued service, etc.) for it to be comparable to the amount reflected in the December 31, 2003 financial statements.

Benefit Obligations and Funded Status -
The following table presents the benefit obligations and funded status of the
Company's pension and other postretirement benefit plans as of December 31, 2003 and 2002, and the corresponding amounts that are included in the Company's
Consolidated Balance Sheets.

                                                                         Pension Benefits          Medical/Life Benefits
                                                                   ---------------------------- ---------------------------
                                                                             2003          2002          2003          2002
                                                                   -------------- ------------- ------------- -------------
Change in Benefit Obligation:
   Obligation at beginning of year                                 $       913.4  $      915.6  $      790.1  $      868.2
   Service cost                                                             10.8          48.6           7.1          37.8
   Interest cost                                                            60.7          62.0          51.3          56.2
   Currency exchange rate change                                            (7.1)         (2.1)          -             -
   Plan participants contributions                                           1.7           1.8           -             -
   Curtailments, settlements and amendments                               (280.2)        (87.2)          -           (94.2)
   Actuarial (gain) loss                                                    76.5          42.9         225.9         (22.4)
   Benefits paid                                                           (83.6)        (68.2)        (60.4)        (55.5)
                                                                   -------------- ------------- ------------- -------------
     Obligation at end of year                                             692.2         913.4       1,014.0         790.1
                                                                   -------------- ------------- ------------- -------------

                                                                         Pension Benefits          Medical/Life Benefits
                                                                   -------------- ------------- ------------- -------------

Change in Plan Assets:
   FMV of plan assets at beginning of year                                 466.1         670.8           -             -
   Actual return on assets                                                  98.6         (57.0)          -             -
   Currency exchange rate change                                            (6.6)         (1.9)          -             -
   Employer contributions                                                   10.0           9.8          60.4          55.5
   Assets for which contributions transferred to the PBGC                  (75.5)          -             -             -
   Benefits paid (including lump sum payments of $87.4 in 2002)            (83.6)       (155.6)        (60.4)        (55.5)
                                                                   -------------- ------------- ------------- -------------
   FMV of plan assets at end of year                                       409.0         466.1           -             -
                                                                   -------------- ------------- ------------- -------------

   Obligation in excess of plan assets                                     283.2         447.3       1,014.0         790.1
   Unrecognized net actuarial loss                                        (133.9)       (257.7)       (421.5)       (205.3)
   Unrecognized prior service costs                                        (31.5)        (36.9)        125.2         147.7
   Adjustment required to recognize minimum liability                      103.5         242.1           -             -
   Estimated net liability to PBGC in respect of salaried
     plan termination                                                      201.2           -             -             -
   Intangible asset and other                                               31.9          36.8           -             -
                                                                   -------------- ------------- ------------- -------------
     Accrued benefit liability                                     $       454.4  $      431.6  $      717.7  $      732.5
                                                                   ============== ============= ============= =============

The accumulated benefit obligation for all defined benefit pension plans was
$916.0 and $879.4 at December 31, 2003 and 2002, respectively.

The projected benefit obligation, aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were $933.6, $892.5 and $439.6, respectively, as of
December 31, 2003 and $874.8, $854.7 and $424.6, respectively, as of December
31, 2002.

Components of Net Periodic Benefit Cost -
The following table presents the components of net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001:

                                                       Pension Benefits                       Medical/Life Benefits
                                          ------------------------------------------ --------------------------------------
                                                  2003           2002           2001         2003         2002         2001
----------------------------------------- ------------ -------------- -------------- ------------ ------------ ------------
Service cost                              $      10.2  $        47.9  $        38.6  $       7.1  $      37.8  $      12.1
Interest cost                                    60.7           62.0           63.6         51.3         56.2         48.7
Expedited return on plan assets                 (38.6)         (58.0)         (70.9)          -            -            -
Amortization of prior service cost                3.6            3.8            5.5        (22.5)       (23.0)       (15.1)
Amortization of net (gain) loss                  16.1            6.5            (.5)         9.7         11.8           -
                                          ------------ -------------- -------------- ------------ ------------ ------------
Net periodic benefit costs                       52.0           62.2           36.3         45.6         82.8         45.7
Curtailments, settlements, etc.                 122.9           26.4          -               -          -            -
                                          ------------ -------------- -------------- ------------ ------------ ------------
Adjusted net periodic benefit cost        $     174.9  $        88.6  $        36.3  $      45.6  $      82.8  $      45.7
                                          ============ ============== ============== ============ ============ ============

(1)      Approximately $122.1 of the $174.9 adjusted net periodic benefit costs in 2003, $60.9 of the $88.6 adjusted net periodic benefit costs in
         2002, and $24.5 of the $36.3 adjusted net periodic benefit costs in
         2001 were provided in respect of other operating charges and/or restructuring activities (see Notes 3 and 6).
(2)      Approximately $30.7 of the $82.8 adjusted net periodic benefit costs in
         2002 related to medical/life benefit accruals that were provided in respect of restructuring activities (see Notes 3 and 6).

Additional Information -
The increase (decrease) in the minimum liability included in other comprehensive income was $(138.6), $136.6 and $64.5 for the years ended December 31, 2003,
2002 and 2001, respectively.

Plan Assets -
As discussed above, in December 2003, the PBGC notified the Company it intended to assume responsibility for the salaried employees retirement plan and in
February 2004, the Court approved the distressed termination of all of the material domestic hourly pension plans. Upon termination, the plan's assets and the administration of the plans will be transferred to the PBGC. As such, the
Company cannot predict how plan assets will be invested in the future and, thus, comparisons to prior investments are of limited value.

However, the Company's pension plan weighted average asset allocation at
December 31, 2003 and 2002, by asset category, consisted primarily of equity securities of approximately 65%, debt securities of 30% and other of 5%. The vast majority of the Company's pension plan assets were managed by a trustee.

Cash Flow -
Domestic Plans. As previously discussed, the Company since filing the Chapter 11 proceedings has not made and does not intend to make any further significant contributions to any of its domestic pension plans.

Upon emergence from Chapter 11 proceedings, the Company anticipates that it will provide some form of yet to be determined defined contribution pension plan in respect of its salaried employees. Pursuant to the terms of the USWA agreement, the Company will be required to make annual contributions into the Steelworkers
Pension Trust on the basis of one dollar per USWA employee per hour worked. In addition, the Company will institute a defined contribution pension plan for active USWA employees. Company contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age and years of service. The Company believes that similar defined contribution pension plans will be established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.

As a replacement for the Company's current postretirement benefit plans, the
Company will fund one or more VEBAs into which the Company will contribute certain amounts on emergence from Chapter 11 proceedings and on an annual basis through 2012. The initial contribution will be an amount not to exceed $36.0 and will be payable on emergence from the Chapter 11 proceedings so long as the
Company's liquidity is at least $50.0 after considering such payments. To the extent that less than the full $36.0 is paid and the Company's interests in
Anglesey are subsequently sold, a portion of the Anglesey interests' proceeds, in certain circumstances, will be used to pay the shortfall. In addition to the foregoing, the Company will, on an annual basis, be required to pay 10% of the first $20.0 of annual cash flow, as defined, plus 20% of annual cash flow, as defined, above $20.0. Such annual payments shall not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company's liquidity to be less than $50.0.

However, the PBGC has not completed its review of the replacement pension plans or the defined contribution plans.

Foreign Plans. Contributions to foreign pension plans were approximately $9.8 and $9.0 during 2003 and 2002, respectively, and primarily related to the
Company's interests in commodity assets being considered for sale. As a result of the potential sales of the Company's investments in such assets, future contributions to foreign pension plans could decline to a nominal amount.

Changes in 2002 Impacting Benefit Plans -

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

During 2002, approximately 230 salaried employees retired. These retirements resulted in lump sum payments which triggered a special provision under the
Employee Retirement Income Security Act ("ERISA") that required the Company to make accelerated funding payments to its salaried employee pension plan of $17.0 in January 2003, $83.0 in April 2003, $60.5 in July 2003 and $64.8 in October
2003 (such amounts are separate standalone requirements and not additive).
However, because substantially all of the amounts would have been classified as a pre-Filing Date obligation requiring Court approval before payment and represented a small portion of the legacy liabilities that must be addressed in the Company's reorganization, the Company did not make the payments. Since the
Company did not make the payments, it was no longer in compliance with ERISA's minimum funding requirements and, in turn, was prohibited by ERISA from making lump-sum distributions from the salaried employee pension plan to employees who retire after December 31, 2002.

Significant Charges in 2003 and 2002 -

In December 2003, in connection with the Company's termination of its salaried employees retirement plan (as discussed above), the Company recorded a non-cash charge of $121.2, which amount has been included in Other operating charges
(benefits), net (see Note 6). The charge represents certain net losses previously deferred in accordance with GAAP. The charge had no material impact on the pension liability associated with the plan since the Company had previously recorded a minimum pension liability, as also required by GAAP, which amount was offset by a charge to Stockholders' equity. Upon the termination of the hourly pension plans in 2004 (as more fully discussed above), the Company expects that it will record similar charges for the material hourly plans that are terminated. The Company currently estimates that such charges will be in the range of $130.0.

During 2002, the Company's Corporate segment recorded charges of $24.1 -
(included in Corporate selling, administrative, research and development, and general expense), for additional pension expense. The charges were recorded because:

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

      (2)  During 2002, the Company also paid $4.2 into a trust fund in respect of certain obligations attributable to certain non-qualified pension benefits under management compensation agreements. These payments also represented a "settlement" and resulted in a charge of $4.2.

In addition to the foregoing, during 2002, the Primary aluminum segment reflected approximately $58.8 of charges for pension, postretirement medical benefits and related obligations in respect of the indefinite curtailment of the
Mead facility. This amount consisted of approximately $29.0 of incremental pension charges and $29.8 of incremental postretirement medical and related charges.

Postemployment Benefits. The Company has historically provided certain benefits to former or inactive employees after employment but before retirement. However, as a part of the agreements more fully discussed above, such benefits are expected to be discontinued in mid-2004.

Restricted Common Stock. Kaiser has a restricted stock plan, which is one of its stock incentive compensation plans, for its officers and other employees. During
January 2002, approximately 95,000 restricted shares of Kaiser's Common Stock were issued to officers and other employees. The fair value of the restricted shares issued is being amortized to expense over the terms of the applicable restriction periods. In addition, in 2001, approximately 1,086,000 restricted shares were issued in exchange for certain employees, who held stock options to purchase Kaiser's Common Stock, cancelling a total of approximately 3,617,000 options. The value of the restricted stock issued was based on the fair value of the options. During 2003 and 2002, approximately 377,000 and 406,000 of the unvested restricted shares, respectively, were cancelled or voluntarily forfeited.

Incentive Plans. The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, Kaiser has a "nonqualified"
stock option plan and the Company has a defined contribution plan for salaried employees which provides for matching contributions by the Company at the discretion of the board of directors. Given the challenging business environment encountered during 2003 and 2002 and the disappointing results of operations for both years, only modest incentive payments were made and no matching contribution were awarded in respect of either year. The Company's expense for all of these plans was $6.1, $1.7 and $4.5 for the years ended December 31,
2003, 2002 and 2001, respectively.

Up to 8,000,000 shares of Kaiser's Common Stock were initially reserved for issuance under the Company's stock incentive compensation plans. At December 31,
2003, 4,187,286 shares of Common Stock remained available for issuance under those plans. Stock options granted pursuant to Kaiser's nonqualified stock option program are to be granted at or above the prevailing market price, generally vest at a rate of 20 - 33% per year, and have a five or ten year term.
Information concerning nonqualified stock option plan activity is shown below.
The weighted average price per share for each year is shown parenthetically.

                                                                                     2003              2002            2001
------------------------------------------------------------------------    -------------    --------------   -------------

Outstanding at beginning of year ($5.63, $8.37 and $10.24,
   respectively)                                                               1,454,861         1,560,707       4,375,947
Granted ($2.89 in 2001)                                                              -                 -           874,280
Expired or forfeited ($8.86, $5.71 and $10.39, respectively)                    (604,721)         (105,846)     (3,689,520)
                                                                            -------------    --------------   -------------

Outstanding at end of year ($3.34, $5.63 and $8.37, respectively)                850,140         1,454,861       1,560,707
                                                                            =============    ==============   =============

Exercisable at end of year ($3.34, $6.84 and $9.09, respectively)                645,659           987,306         695,183
                                                                            =============    ==============   =============

Options exercisable at December 31, 2003 had exercisable prices ranging from
$1.72 to $12.75 and a weighted average remaining contractual life of 7.5 years.
Given that the average sales price of Kaiser's Common Stock is currently in the
$.10 per share range, the Company believes it is unlikely any of the stock options will be exercised. Further, as a part of a plan of reorganization, the
Company believes that it is likely that the equity interests of the holders of outstanding options will be cancelled without consideration.

10.   MINORITY INTERESTS

Minority Interests in Consolidated Affiliates. The Company owns a 90% interest in Valco and a 65% interest in Alpart. These companies' financial statements are fully consolidated into the Company's consolidated financial statements because they are majority-owned. However, as discussed in Note 5, the Company has entered into agreements to sell its interests in Valco and Alpart. Such sales are subject to Court approval and numerous other conditions.

11.   STOCKHOLDERS' EQUITY

Preference Stock. The Company has four series of $100 par value Cumulative
Convertible Preference Stock ("$100 Preference Stock") outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. The Company has the option to redeem the $100 Preference Stock at par value plus accrued dividends. The
Company does not intend to issue any additional shares of the $100 Preference
Stock. By its terms, the $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation and includes such amounts in minority interests. At December 31, 2003 and 2002, outstanding shares of $100 Preference Stock were 8,669. In accordance with the Code and DIP
Facility, the Company is not permitted to repurchase or redeem any of its stock.
Further, as a part of a plan of reorganization, the Company believes it is likely that the equity interests of the holders of the $100 Preference Stock will be cancelled without consideration.

Note Receivable from Parent. The Note receivable from parent bears interest at a fixed rate of 6 5/8% and matures on December 21, 2020. Accrued interest is accounted for as additional contribution to capital. However, since the Note receivable from parent is unsecured, the accrual of interest was discontinued as of the Filing Date. The payment of the Note receivable from parent and accrued interest will be resolved in connection with the Cases.  See Note 1 for a discussion of the Intercompany Agreement.

12.   COMMITMENTS AND CONTINGENCIES

Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with the plan of reorganization.

Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments as of December
31, 2003, was $60.0 which amount matures in varying amounts during the 2005 to
2008 period. The Company's share of QAL's debt increased by approximately $8.0 during 2003 as additional drawdowns on QAL financing (the Company's share $40.0)
more than offset the Company's share ($32.0) of QAL's debt principal payment.
During July 2002, the Company made payments of approximately $29.5 to QAL to fund the Company's share of QAL's scheduled debt maturities. The Company's share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70 - $100 over the past three years.
However, as discussed more fully in Note 1, the Company is considering the possibility of selling its interests in QAL. If the Company's interest in QAL were to be sold, the Company believes that the Company's obligations in respect of its share of QAL's debt would be assumed by the buyer. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 2003, are as follows: years ending December 31, 2004 - $7.5; 2005 - $4.7; 2006 - $2.1; 2007 -
$.3; 2008 - $.2; thereafter - $.7. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. (At this time, no decisions have been made as to which significant leases will be accepted or rejected (see
Note 1)). Rental expenses were $15.2, $38.3 and $41.0, for the years ended
December 31, 2003, 2002 and 2001, respectively.

The Company had a long-term liability, net of estimated subleases income, on an office complex in Oakland, California, in which the Company had not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The
Company also held an investment in certain notes issued by the owners of the building (which were included in Other Assets). In October 2002, the Company entered into a contract to sell its interests and obligations in the office complex. As the contract amount was less than the asset's net carrying value
(included in Other assets), the Company recorded a non-cash impairment charge in the fourth quarter of 2002 of approximately $20.0 (which amount was reflected in
Other operating charges (benefits), net - see Note 6). The sale was approved by the Court in February 2003 and closed in March 2003. Net cash proceeds were approximately $61.1.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the year ended December 31, 2003 and 2001, the Company recorded charges of $23.2 and
$13.5 to increase its environmental accrual. Additionally, the Company's environmental accruals were increased during the year ended December 31, 2001, by approximately $6.0 in connection with purchase of certain property. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 2003, 2002 and 2001:

                                                                      2003        2002       2001
--------------------------------------------------------------     -------     -------    -------

Balance at beginning of period                                     $ 59.1      $ 61.2     $ 46.1
Additional accruals                                                  25.6         1.5       23.1
Less expenditures                                                    (2.2)       (3.6)      (8.0)
                                                                   -------     -------    -------

Balance at end of period(1)                                        $ 82.5      $ 59.1     $ 61.2
                                                                   =======     =======    =======

(1)   As of December 31, 2003 and 2002, $43.0 and $21.7, respectively, of the environmental accrual was included in Liabilities subject to compromise
      (see Note 1) and the balance was included in Long-term liabilities.

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $25.4 in 2004, $2.2 to $4.3 per year for the years 2005 through 2008 and an aggregate of approximately $45.7 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2008 balance because such amounts are expected to be settled solely in connection with the Debtors' plan or plans of reorganization.

Approximately $20.2 of the amount provided in 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of the
Company's environmental exposure at a number of non-owned sites. Under this agreement, among other things, the Company agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e.
liabilities subject to compromise). The Company recorded the portion of the
$20.2 accrual that relates to locations with operations ($15.7) in Other operating charges (benefits), net (see Note 6). The remainder of the accrual
($4.5), which relates to locations that have not operated for a number of years was recorded in Other income (expense) (see Note 2).

During 2003, the Company also provided additional accruals totaling approximately $3.0 associated with certain Company-owned properties with no current operations (recorded in Other income (expense) - see Note 2). These additional accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. The additional accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.4 (a majority of which are estimated to relate to owned sites that are likely not subject to compromise). As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved.
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

The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At
December 31, 2003, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at December 31, 2003, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of such estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process could require an estimation of the Company's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

The Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, the Company filed suit in San
Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, June 2003 and February 2004,
the court ruled favorably on a number of policy interpretation issues.
Additionally, one of the favorable October 2001 rulings was affirmed in February
2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to the Company's estimates of its current or future asbestos-related insurance recoveries. The trial court may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from its insurers is critical to a successful plan of reorganization and the Company's long-term liquidity.

The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                                                  December 31,
                                                                        --------------------------------
                                                                                  2003              2002
------------------------------------------------------------------      --------------    --------------
Liability                                                               $       610.1     $       610.1
Receivable (included in Other assets)(1)                                        465.4             484.0
                                                                        --------------    --------------

                                                                        $       144.7     $       126.1
                                                                        ==============    ==============

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of December 31, 2003 and 2002, $6.1 and $24.7, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                                         Year Ended December 31,                  Inception
                                                               -------------------------------------------
                                                                       2003          2002             2001          To Date
                                                               ------------  ------------    -------------  ---------------
Payments made, including related legal costs................   $        -    $     (17.1)    $     (118.1)  $       (355.7)
Insurance recoveries........................................          18.6          23.3             90.3            263.5
                                                               ------------  ------------    -------------  ---------------
                                                               $      18.6   $       6.2     $      (27.8)  $         92.2
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

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company reflecting charges of $57.2 (included in Other income(expense) - see Note 2) in the year ended December 31, 2001 for asbestos-related claims, net of expected insurance recoveries, based on cost and other trends experienced by the Company and other companies. Additional asbestos-related claims are likely to be asserted as a part of the Chapter 11 process. Management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through 2011. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings.
Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's Chapter
11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until later in the Cases. Any adjustments ultimately deemed to be required as a result of any reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

The Company has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers are to pay certain amounts, pursuant to the terms of an escrow agreement, into a fund (the "Escrow Fund") in which the
Company has no interest, but which amounts will be available for the ultimate settlement of the Company's asbestos-related claims. Because the Escrow Fund is under the control of the escrow agent, who will make distributions only pursuant to a Court order, the Escrow Fund is not included in the accompanying consolidated balance sheet at December 31, 2003.

In addition, since neither the Company nor Kaiser received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable or the asbestos-related liability have been adjusted as a result of these transactions. As of December 31, 2003, the insurers had paid $7.9 into the Escrow Fund. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

Labor Matters. In connection with the United Steelworkers of America ("USWA")
strike and subsequent lock-out by the Company, which was settled in September
2000, certain allegations of unfair labor practices ("ULPs") were filed with the
National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believed that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in
September 2001. In May 2002, the administrative law judge ruled against the
Company in respect of the two remaining ULP allegations and recommended that the
NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and was not self-executing. The USWA filed a proof of claim for $240.0 in the Cases in respect of this matter.

In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, the Company and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by union members. The settlement was subsequently ratified by the union members in February 2004. Further, the settlement with respect to retiree medical and pension benefits and the NLRB case has been approved by the Court subject to certain conditions. The agreement may be terminated by either the USWA or the Company in certain circumstances (see Note
9). Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 will be allowed. The agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members. This amount was not reflected in the Company's consolidated financial statements at December 31, 2003. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

Hearing Loss Claims. During February 2004, the Company reached a settlement in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the
Company in Louisiana, suffered hearing loss in connection with their employment.
Under the terms of the settlement, which is still subject to Court approval the claimants will be allowed claims totaling $15.8. As such, the Company recorded a
$15.8 charge (in Other operating charges (benefits), net - see Note 6) in the fourth quarter of 2003 and a corresponding obligation (included in Liabilities subject to compromise - see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain corresponding insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company's financial statements at December 31, 2003 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

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

13.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, the Company has historically used various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates.
The Company has historically entered into hedging transactions from time to time to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As the Company's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

2003. The following table summarizes the Company's material derivative positions at December 31, 2003.

                                                                                  Estimated %
                                                                Notional          of Periods           Carrying/
                                                                Amount of       Sales/Purchases         Market
              Commodity                      Period             Contracts           Hedged               Value
-------------------------------       -------------------     --------------   ----------------    ---------------
Aluminum (in tons*) -
   Option contracts                    1/04 through 3/04              65,000          86%          $         (1.4)

Natural gas (in mmbtu per day):
   Option contracts                           1/04                        50          94%                       .1

In January and February 2004, the Company purchased additional option contracts which cap the price that the Company would have to pay for approximately 100% of its natural gas requirements for February and March 2004.

The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

As of December 31, 2003, the Company had sold forward a vast majority of the alumina available to it in excess of its projected internal smelting requirements for 2004 and 2005 at prices indexed to future prices of primary aluminum.

2002. Because the agreements underlying the Company's hedging positions provided that the counterparties to the hedging contracts could liquidate the Company's hedging positions if the Company filed for reorganization, the Company chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred. The individual hedging gains/losses are being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. As of December 31, 2003, the remaining unamortized amount was a net loss of approximately $2.3.

2001. During the first quarter of 2001, the Company recorded a mark-to-market benefit of $6.8 (included in Other income (expense)) related to the application of SFAS No. 133. However, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges began being recorded in Other comprehensive income (see Note 2) based on changes in SFAS No. 133 enacted in April 2001.

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

14.   KEY EMPLOYEE RETENTION PROGRAM

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
The retention plan is expected to have a total cost of up to approximately $7.3 per year. The total cost of the KERP will vary depending on the level of continuing participation in each period. Under the KERP, retention payments commenced in September 2002 and are being paid every six months through March
31, 2004, except that 50% of the amounts payable to certain senior officers will be withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provides for payments of up to an aggregate of approximately $1.2 to certain senior officers provided that the Debtors emerge from the Cases in 30 months or less from the initial Filing Date. If the Debtors emerge from the
Cases after 30 months from the initial Filing Date, the amount of the payments will be reduced accordingly. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the
KERP was approved, who would suffer a loss of benefits based on Internal Revenue
Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b)
50% one year from the date the Debtors emerge from the Cases. During 2003 and
2002, the Company has recorded charges of $6.1 and $5.1, respectively (included in Selling, administrative, research and development, and general), related to the KERP.

--------
   * All references to tons in this report refer to metric tons of 2,204.6 pounds.

15.   VALCO RELATED MATTERS

Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the VRA. The operating level over the last five years has ranged from none to four out of a total of five potlines. The amount of power made available to Valco by the VRA depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative (non-Valco) uses of the power generated, as directed by the VRA.

During late 2000, Valco, the GoG and the VRA reached an agreement, subject to
Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However,
Parliamentary approval was not received and, in March 2002, the GoG reduced
Valco's power allocation forcing Valco to curtail one of its four operating potlines. In December 2002, after substantial attempts to reach an amicable solution, Valco and the Company filed for arbitration with the International
Chamber of Commerce in Paris against both the VRA and the GoG. An attempt of mediation in January 2003 was also unsuccessful, following which Valco's power allocation was further reduced in January 2003 resulting in the curtailment of two additional operating potlines.

As previously disclosed, during the first half of 2003, the lake level was at or near a record low level. Based on the level of the lake and the rate at which it had been declining, the Company believed that curtailment of Valco's last remaining operating potline was likely. Accordingly, in light of the previous curtailments ordered by the VRA and the declining lake level, in May 2003, the
Company curtailed the last operating potline. The curtailment of the last operating potline was believed to: (1) offer the VRA and the GoG a contribution toward conservation of the water supply to improve their ability to meet Valco's future power needs as well as meet the near-term needs of the rest of Ghana and
(2) provide Valco its best opportunity to restart late in 2003 once the annual rainy season had replenished the lake level and Valco's 2004 power allocation was known. The rainy season subsequently ended in late 2003 and the lake level crested at a more typical level. However, Valco has not restarted any potlines and does not currently expect to restart any potlines in the near-term unless/until a satisfactory resolution of issues between Valco, the VRA and the
GoG can be resolved.

During 2003, Valco met regularly with the GoG and the VRA in respect of the current and future power situation and other matters including appropriate compensation for power curtailments. The continuation of the negotiations and arbitration ultimately led to the MOU whereby the Company agreed to sell its interests in Valco to the GoG. See Note 5 for a discussion of the MOU. Under the terms of the MOU, upon execution of the MOU and payment of an amount ($7.0) into escrow, the parties will suspend the arbitration process. Upon the closing of the sale, the parties will dismiss the arbitration with prejudice.

During 2003, $13.2 of employee end-of-service benefits were paid ($.4 in the fourth quarter) in connection with the 2003 potline curtailments. Charges associated with such payments totaled $11.1 ($3.0 in the fourth quarter). All charges are included in Cost of products sold. The $3.0 charge in the fourth quarter of 2003 related to expected payments in early 2004 and was recorded pursuant to contractual terms as the Company believes that it is probable that a restart of Valco potlines will not occur during the first half of 2004.

16.   SUBSEQUENT EVENTS

In addition to the subsequent events disclosed elsewhere in the Notes to the financial statements, during March 2004: (1) the Company completed the sale of certain land that was adjacent to the Mead facility. Net cash proceeds from the sale were approximately $7.0 after closing costs and expenses of approximately
$1.0; (2) the Company settled certain alumina contract claims it had against a customer for cash proceeds of approximately $1.6; and (3) the Company reached an agreement in respect of which it expects to receive approximately $1.25 in respect of outstanding obligations of a former affiliate during the second quarter of 2004. In connection with the agreement, a $5.0 guarantee of certain indebtedness of the former affiliate previously provided by the Company (which had been reflected in Liabilities subject to compromise) will be extinguished.

None of the foregoing transactions have been reflected in the consolidated balance sheet at December 31, 2003 or in the Company's consolidated results of operations for the year ended December 31, 2003.

17.   SEGMENT AND GEOGRAPHICAL AREA INFORMATION

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
Financial data for prior periods has been conformed to the revised segment reporting.

The Company's operations are organized and managed by product type. The Company operations include three operating segments of the aluminum industry and its commodities marketing and corporate segments. The aluminum industry segments include: Alumina and bauxite, Primary aluminum and Fabricated products. The
Alumina and bauxite business unit's principal products are smelter grade alumina and chemical grade alumina hydrate, a value-added product, for which the Company receives a premium over smelter grade market prices. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices. The Fabricated products group sells value-added products such as heat treat aluminum sheet and plate which are used in the aerospace and general engineering markets and serves a wide range of industrial segments including the automotive, distribution, aerospace and general engineering markets. The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The Commodities marketing segment includes the results of the Company's alumina and aluminum hedging activities (see Note 13). The accounting policies of the segments are the same as those described in Note 2. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (benefits), net.

Financial information by operating segment at December 31, 2003, 2002 and 2001 is as follows:

                                                                                           Year Ended December 31,
                                                                                  -----------------------------------------
                                                                                         2003           2002           2001
---------------------------------------------------------------------------       -----------    -----------    -----------
Net Sales:
   Fabricated Products                                                            $    597.8     $    608.6     $    737.5
                                                                                  -----------    -----------    -----------
   Bauxite and Alumina:
     Net sales to unaffiliated customers                                               539.5          458.1          508.3
     Intersegment sales                                                                 30.2           58.6           77.9
                                                                                  -----------    -----------    -----------
                                                                                       569.7          516.7          586.2
                                                                                  -----------    -----------    -----------
   Primary Aluminum:
     Net sales to unaffiliated customers                                               128.1          265.3          358.9
     Intersegment sales                                                                   -             2.5            3.8
                                                                                  -----------    -----------    -----------
                                                                                       128.1          267.8          362.7
                                                                                  -----------    -----------    -----------
   Commodities Marketing                                                                 7.1           39.1           22.9
   Minority Interests                                                                   92.8           98.5          105.1
   Eliminations                                                                        (30.2)         (61.1)         (81.7)
                                                                                  -----------    -----------    -----------
                                                                                  $  1,365.3     $  1,469.6     $  1,732.7
                                                                                  ===========    ===========    ===========
Equity in income (loss) of unconsolidated affiliates:
   Bauxite and Alumina                                                            $      7.4     $     10.4     $     (2.3)
   Primary Aluminum                                                                      3.3            3.6            4.0
                                                                                  -----------    -----------    -----------
                                                                                  $     10.7     $     14.0     $      1.7
                                                                                  ===========    ===========    ===========
Operating income (loss):
   Fabricated Products(1)                                                         $    (25.7)    $    (22.2)    $      5.0
   Bauxite and Alumina                                                                 (80.1)         (48.5)         (46.9)
   Primary Aluminum                                                                    (51.9)         (23.1)           5.1
   Commodities Marketing                                                                  .2           36.2            5.6
   Eliminations                                                                          4.1            1.7            1.0
   Corporate and Other(2)                                                              (74.5)         (98.8)         (68.2)
   Other Operating (Charges) Benefits, Net - Note 6                                   (511.0)        (251.2)         163.6
                                                                                  -----------    -----------    -----------
                                                                                  $   (738.9)    $   (405.9)    $     65.2
                                                                                  ===========    ===========    ===========

(1) Operating results for 2003, 2002 and 2001 include LIFO inventory charges of
    $3.2, $3.5 and $4.5, respectively. (2) Operating results for 2002 include special pension charges of $24.1.

                                                                                           Year Ended December 31,
                                                                                  -----------------------------------------
                                                                                         2003           2002           2001
---------------------------------------------------------------------------       -----------    -----------    -----------
Depreciation and amortization:
   Fabricated Products                                                            $     22.8     $     27.0     $     29.7
   Bauxite and Alumina                                                                  40.1           39.2           37.8
   Primary Aluminum                                                                      8.5           21.6           21.6
   Corporate and Other                                                                   1.8            3.7            1.1
                                                                                  -----------    -----------    -----------
                                                                                  $     73.2     $     91.5     $     90.2
                                                                                  ===========    ===========    ===========
Capital expenditures:
   Fabricated Products                                                            $      8.9     $     10.2     $     21.4
   Bauxite and Alumina                                                                  27.7           28.3          117.8
   Primary Aluminum                                                                       .6            8.4            8.7
   Corporate and Other                                                                    -              .7             .8
                                                                                  -----------    -----------    -----------
                                                                                  $     37.2     $     47.6     $    148.7
                                                                                  ===========    ===========    ===========

                                                                                     December 31,
                                                                           --------------------------------
                                                                                     2003              2002
------------------------------------------------------------------------   --------------    --------------
Investments in and advances to unconsolidated affiliates:
   Bauxite and Alumina                                                     $        43.7     $        54.3
   Primary Aluminum                                                                 13.0              15.1
   Corporate and Other                                                                .3                .3
                                                                           --------------    --------------

                                                                           $        57.0     $        69.7
                                                                           ==============    ==============
Segment assets:
   Fabricated Products                                                     $       413.5     $       424.9
   Bauxite and Alumina - Note 5                                                    517.2             887.1
   Primary Aluminum - Note 5                                                       218.4             271.0
   Commodities Marketing                                                            (3.5)             (3.3)
   Corporate and Other                                                             483.1             650.7
                                                                           --------------    --------------

                                                                           $     1,628.7     $     2,230.4
                                                                           ==============    ==============

                                                                                               Year Ended December 31,
                                                                                           --------------------------------
                                                                                                     2003              2002
---------------------------------------------------------------------------------------    --------------    --------------
Income taxes paid:
   Fabricated Products -
     United States                                                                         $          .1     $          .1
     Canada                                                                                          4.7               3.0
                                                                                           --------------    --------------

                                                                                                     4.8               3.1
                                                                                           --------------    --------------
   Commodities, Corporate and Other -
     United States                                                                                  -                  -
     Foreign                                                                                        41.3              34.4
                                                                                           --------------    --------------
                                                                                                    41.3              34.4
                                                                                           --------------    --------------

                                                                                           $        46.1     $        37.5
                                                                                           ==============    ==============

Geographical information for net sales, based on country of origin, and long-lived assets follows:

                                                                                         Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                      2003             2002            2001
-------------------------------------------------------------------------     ------------    -------------    ------------
Net sales to unaffiliated customers:
   Fabricated Products -
     United States                                                            $     525.6     $      534.2     $     654.6
     Canada                                                                          72.2             74.4            82.9
                                                                              ------------    -------------    ------------
                                                                                    597.8            608.6           737.5
                                                                              ------------    -------------    ------------
   Commodities -
     United States                                                                  254.7            293.9           362.7
     Jamaica                                                                        263.1            189.7           219.4
     Ghana                                                                           26.8            171.7           221.3
     United Kingdom                                                                  98.9             93.2            92.8
     Australia                                                                      124.0            112.5            99.0
                                                                              ------------    -------------    ------------
                                                                                    767.5            861.0           995.2
                                                                              ------------    -------------    ------------
                                                                              $   1,365.3     $    1,469.6     $   1,732.7
                                                                              ============    =============    ============

                                                                                    December 31,
                                                                            -----------------------------
                                                                                    2003             2002
------------------------------------------------------------------------    ------------    -------------
Long-lived assets: (1)
   Fabricated Products -
     United States                                                          $     207.3     $      221.9
     Canada                                                                        17.9             18.8
                                                                            ------------    -------------
                                                                                  225.2            240.7
                                                                            ------------    -------------
   Commodities, Corporate and Other -
     United States - Note 5                                                        11.2            395.0
     Jamaica                                                                      305.1            313.4
     Ghana                                                                         77.3             85.0
     United Kingdom                                                                13.0             15.1
     Australia                                                                     37.8             30.4
                                                                            ------------    -------------
                                                                                  444.4            838.9
                                                                            ------------    -------------
                                                                            $     669.6     $    1,079.6
                                                                            ============    =============

(1)  Long-lived assets include Property, plant, and equipment, net and
     Investments in and advances to unconsolidated affiliates. Prepared on a going-concern basis - see Note 2.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2003, 2002 and 2001. No single customer accounted for sales in excess of 10% of total revenue in 2003, 2002 and
2001. Export sales were less than 10% of total revenue during the years ended
December 31, 2003, 2002 and 2001.

18.  SUPPLEMENTAL GUARANTOR INFORMATION

KAAC, KFC, KJC, AJI, Bellwood and Kaiser Micromill Holding, LLC, Kaiser Sierra
Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas Sierra
Micromills, LLC (collectively referred to as the "Micromill Subsidiaries") are domestic wholly-owned (direct or indirect) subsidiaries of the Company that have provided, joint and several, guarantees of the 9 7/8% Notes, the 10 7/8% Notes and the 1 2 3/4% Notes (the "Notes") (see Note 7). Such guarantees are full and unconditional. KAAC and KJC and AJI are direct subsidiaries, which serve as holding companies for the Company's investments in QAL and Alpart, respectively.
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

                                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     DECEMBER 31, 2003

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
ASSETS
Current assets                            $         231.6  $         58.0  $        141.6   $         -    $       431.2
Investments in subsidiaries                       2,617.2           174.0         -              (2,791.2)           -
Intercompany advances receivable (payable)       (2,203.0)          511.9         1,691.1             -              -
Investments in and advances to
   unconsolidated affiliates                         13.3            37.7             6.0             -             57.0
Property and equipment, net                         191.5            21.4           399.7             -            612.6
Deferred income taxes                               (88.5)           41.6            46.9             -              -
Other assets                                        519.8              .2             7.9             -            527.9
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       1,281.9  $        844.8  $      2,293.2   $    (2,791.2) $     1,628.7
                                          ================ =============== ===============  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                       $         161.2  $         44.1  $        114.2   $         -    $       319.5
Other long-term liabilities                          60.0            12.4             2.7             -             75.1
Long-term debt                                        2.2            -               22.0             -             24.2
Liabilities subject to compromise                 2,789.7            16.5            13.8             -          2,820.0
Minority interests                                   -               -               15.6           105.5          121.1
Stockholders' equity                             (1,731.2)          771.8         2,124.9        (2,896.7)      (1,731.2)
                                          ---------------- --------------- ---------------  -------------- --------------
                                          $       1,281.9  $        844.8  $      2,293.2   $    (2,791.2) $     1,628.7
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
                                          ================ =============== ===============  ============== ==============

                                    CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                           FOR THE YEAR ENDED DECEMBER 31, 2003

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $         933.9  $        441.4  $        669.3   $      (679.3) $     1,365.3
Costs and expenses:
   Operating costs and expenses                   1,130.9           459.9           681.7          (679.3)       1,593.2
   Other operating charges, net                     492.8              .2            18.0             -            511.0
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                            (689.8)          (18.7)          (30.4)            -           (738.9)
Interest expense                                     (9.7)           -               (1.0)            -            (10.7)
Reorganization items                                (27.0)           -               -                             (27.0)
Other income (expense), net                          78.4           (74.7)          (10.2)            -             (6.5)
Provision for income taxes                          (13.1)           (4.5)            3.4             -            (14.2)
Minority interests                                   -                6.0             3.2             -              9.2
Equity in loss of subsidiaries                     (126.9)           -               -              126.9            -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (788.1) $        (91.9) $        (35.0)  $       126.9  $      (788.1)
                                          ================ =============== ===============  ============== ==============

                                    CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                           FOR THE YEAR ENDED DECEMBER 31, 2002

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,078.6  $        428.7  $        905.7   $      (943.4) $     1,469.6
Costs and expenses:
   Operating costs and expenses                   1,266.9           442.3           858.5          (943.4)       1,624.3
   Other operating charges, net                     250.2            -                1.0             -            251.2
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                            (438.5)          (13.6)           46.2             -           (405.9)
Interest expense                                    (17.0)           -               (3.7)            -            (20.7)
Reorganization items                                (33.3)           -               -                             (33.3)
Other income (expense), net                           9.6           (14.2)            5.0             -               .4
Provision for income taxes                           (1.3)           (1.9)          (11.5)            -            (14.7)
Minority interests                                   -                5.6              .2             -              5.8
Equity in income (loss) of subsidiaries              12.1            -               -              (12.1)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (468.4) $        (24.1) $         36.2   $       (12.1) $      (468.4)
                                          ================ =============== ===============  ============== ==============

                                    CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                                           FOR THE YEAR ENDED DECEMBER 31, 2001

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net sales                                 $       1,342.4  $        530.6  $      1,063.1   $   (1,203.4)  $     1,732.7
Costs and expenses:
   Operating costs and expenses                   1,500.2           505.5         1,028.8        (1,203.4)       1,831.1
   Other operating charges, net                    (167.3)           -                3.7             -           (163.6)
                                          ---------------- --------------- ---------------  -------------- --------------
Operating income (loss)                               9.5            25.1            30.6             -             65.2
Interest expense                                   (106.7)           -               (2.3)            -           (109.0)
Other income (expense), net                         (70.5)          181.8            19.5             -            130.8
Provision for income taxes                         (420.8)         (103.5)          (24.0)            -           (548.3)
Minority interests                                   -                5.2             (.9)            -              4.3
Equity in income of subsidiaries                    131.5            -               -             (131.5)           -
                                          ---------------- --------------- ---------------  -------------- --------------
Net income (loss)                         $        (457.0) $        108.6  $         22.9   $      (131.5) $      (457.0)
                                          ================ =============== ===============  ============== ==============

                                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2003

                                                             SUBSIDIARY         OTHER         ELIMINATING
                                               COMPANY       GUARANTORS     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                          ---------------- --------------- ---------------  -------------- --------------
Net cash provided (used) by:
   Operating activities                   $        (112.4) $         33.8  $         (9.2)  $         -    $       (87.8)
   Investing activities                              70.6             (.1)          (21.4)            -             49.1
   Financing activities                              (4.1)           -               -                -             (4.1)
Intercompany activity                                 7.4           (33.8)           26.4             -              -
                                          ---------------- --------------- ---------------  -------------- --------------
Net decrease in cash and cash
   equivalents during the year                      (38.5)            (.1)           (4.2)            -            (42.8)
Cash and cash equivalents at
   beginning of year                                 72.8              .5             5.4             -             78.7
                                          ---------------- --------------- ---------------  -------------- --------------
Cash and cash equivalents at
   end of year                            $          34.3  $           .4  $          1.2   $         -    $        35.9
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
                                          ================ =============== ===============  ============== ==============

Notes to Condensed Consolidating Financial Information

Income Taxes - The income tax provisions for the years ended December 31, 2003 and 2002 relate primarily to foreign income taxes. As a result of the Cases, the
Company did not recognize U.S. income tax benefits for the losses incurred from domestic operations (including temporary differences) or any U.S. tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2003 and 2002 were offset by equal increases in valuation allowances. Consolidated income tax provision for 2001 has been allocated based on the income (loss) before income taxes of the Company, Subsidiary Guarantors and other subsidiaries.

Foreign Currency - The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses)
are included in the Company's and Subsidiary Guarantors' operating income (loss)
and other income (expense), net balances. Such amounts for the Company totaled
$66.8, $15.8 and $(9.8) for the years ended December 31, 2003, 2002 and 2001, respectively. Such amounts for the Subsidiary Guarantors totaled $(68.7),
$(16.2) and $11.2 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     Quarter Ended
                                                             ------------------------------------------------------------
(In millions of dollars, except share amounts)                    March 31,     June 30,    September 30,    December 31,
----------------------------------------------------------   --------------  -----------  ---------------   -------------
                                                                   (1)           (1)            (1)
2003
   Net sales                                                 $       339.4   $    358.4          $ 327.1         $ 340.4
   Operating loss                                                    (51.0)       (53.1)           (75.0)         (559.8)
   Net loss                                                          (65.1)       (61.3)           (88.6)         (573.1)(2)

2002
   Net sales                                                 $       370.6   $    386.3   $        348.0    $      364.7
   Operating loss                                                    (36.7)       (36.7)           (65.6)         (266.9)
   Net loss                                                          (64.1)       (50.4)           (83.3)         (270.6)(3)

2001
   Net sales                                                 $       480.3   $    446.8          $  430.3        $ 375.3
   Operating income (loss)                                           215.5        (27.6)           (35.9)          (86.8)
   Net income (loss)                                                 119.9        (64.1)           (68.6)         (581.4)(4)

(1)   Quarterly results include a number of items that are significant and/or may not be typical that may cause an individual quarter's results not to be indicative of the underlying operating performance. See the applicable quarterly report on Form 10-Q for a recap of such items.
(2)   Includes the following pre-tax items: impairment charges related to the
      Company's interest in Gramercy/KJBC of $368.0, pension charge of $121.2, hearing loss claims charge of $15.8 and certain other operating charges, net totaling $6.0 (see Note 6 of Notes to Consolidated Financial
      Statements).
(3)   Includes the following pre-tax items: impairment charges of $215.4, restructuring charges of $2.6 and LIFO inventory charges of $3.1 (see
      Notes 2 and 6 of Notes to Consolidated Financial Statements).
(4)   Includes increase in valuation allowances for net deferred income tax assets of $505.4 and the following pre-tax items: restructuring charges of
      $8.2, abnormal Gramercy start-up and other costs of $16.5, contract labor costs related to smelter curtailment of $9.4, impairment charges related to Trentwood equipment of $17.7 and certain other operating charges totaling $9.6 (see Notes 2 and 6 of Notes to Consolidated Financial
      Statements).

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           December 31,
                                                                  --------------------------------------------------------------
(In millions of dollars)                                                  2003        2002         2001        2000         1999
----------------------------------------------------------------  ------------  ----------  -----------  ----------  -----------
ASSETS                                                                    (1)
Current assets:
   Cash and cash equivalents                                      $      35.9   $    78.7   $    153.3   $    23.4   $     21.2
   Receivables                                                          156.6       154.5        212.9       436.0        266.9
   Inventories                                                          206.2       254.9        313.3       396.2        546.1
   Prepaid expenses and other current assets                             32.5        33.5         86.2       162.7        145.6
                                                                  ------------  ----------  -----------  ----------  -----------
     Total current assets                                               431.2       521.6        765.7     1,018.3        979.8

Investments in and advances to unconsolidated affiliates                 57.0        69.7         63.0        77.8         96.9
Property, plant, and equipment - net                                    612.6     1,009.9      1,215.4     1,176.1      1,053.7
Deferred income taxes                                                      -            -           -        452.3        438.2
Other assets                                                            527.9       629.2        706.1       622.9        634.3
                                                                  ------------  ----------  -----------  ----------  -----------
     Total                                                        $   1,628.7   $ 2,230.4   $  2,750.2   $ 3,347.4   $  3,202.9
                                                                  ============  ==========  ===========  ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise -
   Current liabilities:
     Accounts payable and accruals                                $     233.3   $   242.9   $    513.7   $   671.8   $    501.5
     Accrued postretirement medical benefit obligation -
       current portion                                                   32.5        60.2         62.0        58.0         51.5
     Payable to affiliates                                               52.4        28.0         54.2        80.0         84.6
     Long-term debt - current portion                                     1.3          .9        173.5        31.6           .3
                                                                  ------------  ----------  -----------  ----------  -----------
       Total current liabilities                                        319.5       332.0        803.4       841.4        637.9

   Long-term liabilities                                                 75.1        86.9        920.0       703.9        727.3
   Accrued postretirement medical benefit obligation                       -            -        642.2       656.9        678.3
   Long-term debt                                                        24.2        42.7        700.8       957.8        972.5
                                                                  ------------  ----------  -----------  ----------  -----------
                                                                        418.8       461.6      3,066.4     3,160.0      3,016.0
Liabilities subject to compromise                                     2,820.0     2,726.0           -            -           -
Minority interests                                                      121.1       121.1        117.8       100.4         96.7
Redeemable preference stock                                                -            -           -            -         19.5

Stockholders' equity:
   Preference stock                                                        .7          .7           .7          .7          1.5
   Common stock                                                          15.4        15.4         15.4        15.4         15.4
   Additional capital                                                 2,454.0     2,454.8      2,437.6     2,300.8      2,173.0
   Accumulated deficit                                               (1,901.7)   (1,113.6)      (645.2)     (188.1)      (205.1)
   Accumulated other comprehensive income (loss)                       (107.9)     (243.9)       (67.3)       (1.8)        (1.2)
     Less: Note receivable from parent                               (2,191.7)   (2,191.7)    (2,175.2)   (2,040.0)    (1,912.9)
                                                                  ------------  ----------  -----------  ----------  -----------
       Total stockholders' equity                                    (1,731.2)   (1,078.3)      (434.0)       87.0         70.7
                                                                  ------------  ----------  -----------  ----------  -----------
       Total                                                      $   1,628.7   $ 2,230.4   $  2,750.2   $ 3,347.4   $  3,202.9
                                                                  ============  ==========  ===========  ==========  ===========

(1)  Prepared on a "going concern" basis. See Notes 1 and 2 of Notes to
     Consolidated Financial Statements for a discussion of the possible impact of the Cases. Also, as more fully discussed in Note 1 of Notes to
     Consolidated Financial Statements, the Company expects that, upon emergence from the Cases, fresh start accounting would be applied which would adversely affect comparability of the December 31, 2003 balance sheet to the balance sheet of the entity upon emergence.

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31,
                                                              --------------------------------------------------------------------
(In millions of dollars)                                                2003          2002           2001         2000        1999
----------------------------------------------------------    --------------  ------------   ------------  -----------  ----------
                                                                       (1)
Net sales                                                     $     1,365.3   $   1,469.6    $   1,732.7   $  2,169.8   $ 2,083.6
                                                              --------------  ------------   ------------  -----------  ----------

Costs and expenses:
   Cost of products sold                                            1,423.4       1,408.2        1,638.4      1,891.4     1,893.5
   Depreciation and amortization                                       73.2          91.5           90.2         76.9        89.5
   Selling, administrative, research and development, and
     general                                                           96.6         124.6          102.5        103.8       105.1
   Other operating charges (benefits), net                            511.0         251.2         (163.6)       (41.9)       24.1
                                                              --------------  ------------   ------------  -----------  ----------
     Total costs and expenses                                       2,104.2       1,875.5        1,667.5      2,030.2     2,112.2
                                                              --------------  ------------   ------------  -----------  ----------

Operating income (loss)                                              (738.9)       (405.9)          65.2        139.6       (28.6)

Other income (expense):
   Interest expense (excluding unrecorded contractual
     interest expense of $95.0 and $84.0 in 2003 and
     2002, respectively)                                              (10.7)        (20.7)        (109.0)      (109.6)     (110.1)
   Reorganization items                                               (27.0)        (33.3)            -            -            -
   Gain on sale of interest in QAL                                      -              -           163.6           -            -
   Gain on involuntary conversion at Gramercy facility                  -              -              -            -         85.0
   Other - net                                                         (6.5)           .4          (32.8)        (4.3)      (35.8)
                                                              --------------  ------------   ------------  -----------  ----------

Income (loss) before income taxes and minority interests             (783.1)       (459.5)          87.0         25.7       (89.5)

(Provision) benefit for income taxes                                  (14.2)        (14.7)        (548.3)       (11.7)       32.6

Minority interests                                                      9.2           5.8            4.3          3.5         4.5
                                                              --------------  ------------   ------------  -----------  ----------

Net income (loss)                                             $      (788.1)  $    (468.4)   $    (457.0)  $     17.5   $   (52.4)
                                                              ==============  ============   ============  ===========  ==========

Dividends per common share                                    $         -     $        -     $        -    $       -    $       -
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

ITEM 9A.      CONTROLS AND PROCEDURES

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

Changes in Internal Control. There have been no significant changes in the
Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Additionally, no changes in the Company's internal controls over financial reporting have occurred during the Company's most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the
Company's internal controls over internal reporting.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 28, 2004, with respect to the executive officers and directors of the Company and Kaiser. All officers and directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

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
Kerry A. Shiba                             Vice President and Treasurer
Robert J. Cruikshank                       Director
James T. Hackett                           Director
George T. Haymaker, Jr.                    Chairman of the Board and Director
Charles E. Hurwitz                         Director
Ezra G. Levin                              Director
John D. Roach                              Director

---------------------------
*  All named individuals hold the same positions and offices with both the
   Company and Kaiser.

Jack A. Hockema. Mr. Hockema, age 57, was elected to the position of President and Chief Executive Officer and as a director of the Company and Kaiser in
October 2001. He previously served as Executive Vice President and President of
Kaiser Fabricated Products of the Company from January 2000 until October 2001, and Executive Vice President of Kaiser from May 2000 until October 2001. He served as Vice President of Kaiser from May 1997 until May 2000. Mr. Hockema was
Vice President of the Company and President of Kaiser Engineered Products from
March 1997 until January 2000. He served as President of Kaiser Extruded
Products and Engineered Components from September 1996 to March 1997. Mr.
Hockema served as a consultant to the Company and acting President of Kaiser
Engineered Components from September 1995 until September 1996. Mr. Hockema was an employee of the Company from 1977 to 1982, working at the Company's Trentwood facility, and serving as plant manager of its former Union City, California, can plant and as operations manager for Kaiser Extruded Products. In 1982, Mr.
Hockema left the Comany to become Vice President and General Manager of Bohn
Extruded Products, a division of Gulf+Western, and later served as Group Vice
President of American Brass Specialty Products until June 1992. From June 1992 until September 1996, Mr. Hockema provided consulting and investment advisory services to individuals and companies in the metals industry.

Joseph A. Bonn. Mr. Bonn, age 60, was elected to the position of Executive Vice
President, Corporate Development of the Company and Kaiser effective August
2001. He will retire from the Company and Kaiser as of March 31, 2004. Mr. Bonn previously served as Vice President, Commodities Marketing, Corporate Planning
and Development of the Company from September 1999 through August 2001, and of
Kaiser from May 2000 through August 2001. He served as Vice President, Planning and Development of the Company from March 1997 through September 1999, and as
Vice President of Kaiser from May 1997 through May 2000. He served as Vice
President, Planning and Administration of the Company from July 1989 through
July 1997, and of Kaiser from February 1992 through May 1997. Mr. Bonn was first elected a Vice President of the Company in April 1987. He served as Senior Vice
President--Administration of MAXXAM from September 1991 through December 1992.
He also was the Company's Director of Strategic Planning from April 1987 until
July 1989. From September 1982 to April 1987, Mr. Bonn served as General Manager of various aluminum fabricating divisions of the Company.

John T. La Duc. Mr. La Duc, age 61, was elected Executive Vice President and
Chief Financial Officer of the Company effective July 1998, and of Kaiser effective September 1998. He will retire from the Company and Kaiser as of March
31, 2004. Mr. La Duc served as Vice President and Chief Financial Officer of the
Company from June 1989 and January 1990, respectively, and was Treasurer of the
Company from June 1995 until February 1996. He also was Treasurer of Kaiser from
August 1995 until February 1996 and from January 1993 until April 1993, and served as Vice President and Chief Financial Officer of Kaiser from June 1989 and May 1990, respectively. He previously served as Senior Vice President of
MAXXAM from September 1990 through December 2001. Prior to December 2001, Mr. La
Duc also served as a Vice President and a director of MAXXAM Group Holdings
Inc., a wholly owned subsidiary of MAXXAM and parent of MAXXAM's forest products operations ("MGHI"), as a Vice President and manager on the Board of Managers of
Scotia Pacific Company LLC ("Scopac LLC"), a wholly owned subsidiary of MAXXAM engaged in forest product operations and successor by merger in July 1998 to
Scotia Pacific Holding Company, and as a director and Vice President of The
Pacific Lumber Company, the parent of Scopac LLC ("Pacific Lumber").

John Barneson. Mr. Barneson, age 53, was elected to the position of Senior Vice
President and Chief Administrative Officer of the Company and Kaiser effective
August 2001. He previously served as Vice President and Chief Administrative
Officer of the Company and Kaiser from December 1999 through August 2001. He served as Engineered Products Vice President of Business Development and
Planning from September 1997 until December 1999. Mr. Barneson served as
Flat-Rolled Products Vice President of Business Development and Planning from
April 1996 until September 1997. Mr. Barneson has been an employee of the
Company since September 1975 and has held a number of staff and operation management positions within the Flat-Rolled and Engineered Products business units.

Kris S. Vasan. Mr. Vasan, age 54, was elected to the position of Senior Vice
President, Strategic Risk Management of the Company and Kaiser effective August
2001. In March 2002, he also was appointed Senior Vice President of Strategic
Planning, Energy and Hedging of the Company's Commodities business unit. Mr.
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

Edward F. Houff. Mr. Houff, age 57, was elected to the position of Vice
President and General Counsel of the Company and Kaiser effective April 2002. He was elected Secretary of the Company and Kaiser in October 2002. He served as
Acting General Counsel of the Company and Kaiser from February 2002 until April
2002, and Deputy General Counsel for Litigation of the Company and Kaiser from
October 2001 until February 2002. Mr. Houff was President and Managing
Shareholder of the law firm Church & Houff, P.A. in Baltimore, Maryland from
April 1989 through September 2001.

Edward A. Kaplan. Mr. Kaplan, age 45, was elected to the position of Vice
President of Taxes of the Company and Kaiser effective March 2001. Mr. Kaplan previously served as Director of Taxes of the Company and Kaiser from October
1999 through February 2001. From July 1997 to September 1999, he served as
Director of Tax Planning of the Company and Kaiser, and from January 1995 through June 1997, he served as Associate Director of Tax Planning of the
Company and Kaiser.

W. Scott Lamb. Mr. Lamb, age 49, was elected Vice President, Investor Relations and Corporate Communications of the Company effective July 1998, and of Kaiser effective September 1998. Mr. Lamb previously served as Director of Investor
Relations and Corporate Communications of the Company and Kaiser from June 1997 through July 1998. From July 1995 through June 1997, he served as Director of
Investor Relations of the Company and Kaiser, and from January 1995 through July
1995, he served as Director of Public Relations of the Company and Kaiser.

Daniel D. Maddox. Mr. Maddox, age 44, was elected to the position of Vice
President and Controller of the Company effective July 1998, and of Kaiser effective September 1998. He served as Controller, Corporate Consolidation and
Reporting of the Company and Kaiser from October 1997 through July 1998 and
September 1998, respectively. Mr. Maddox previously served as Assistant
Corporate Controller of the Company from June 1997 to September 1997, and of
Kaiser from May 1997 to September 1997, and Director--External Reporting of the
Company from June 1996 to May 1997. Mr. Maddox was with Arthur Andersen LLP from
1982 until joining the Company in June 1996.

Daniel J. Rinkenberger. Mr. Rinkenberger, age 45, was elected to the position of
Vice President of Economic Analysis and Planning of the Company and Kaiser
effective February 2002. Mr. Rinkenberger previously served as Vice President,
Planning and Business Development of Kaiser Fabricated Products of the Company
from June 2000 through February 2002. Prior to that, he served as Vice
President, Finance and Business Planning of Kaiser Flat-Rolled Products of the
Company from February 1998 to February 2000, and as Assistant Treasurer of the
Company and Kaiser from January 1995 through February 1998.

Kerry A. Shiba. Mr. Shiba, age 49, was elected to the position of Vice President and Treasurer of the Company and Kaiser effective February 2002. He will assume the additional position of Chief Financial Officer of the Company and Kaiser as
of April 1, 2004. Mr. Shiba previously served as Vice President, Controller and
Information Technology of Kaiser Fabricated Products of the Company from January
2000 to February 2002, and as Vice President and Controller of Kaiser Engineered
Products of the Company from June 1998 through January 2000. Prior to joining the Company, Mr. Shiba was with the BF Goodrich Company for 16 years, holding various financial positions.

Robert J. Cruikshank. Mr. Cruikshank, age 73, has served as a director of the
Company and Kaiser since January 1994. In addition, Mr. Cruikshank has been a director of MAXXAM since May 1993. Mr. Cruikshank was a Senior Partner in the international public accounting firm of Deloitte & Touche from December 1989 until his retirement in March 1993. Mr. Cruikshank served on the board of directors of Deloitte Haskins & Sells from 1981 to 1985 and as Managing Partner of the Houston office from June 1974 until its merger with Touche Ross & Co. in
December 1989. Mr. Cruikshank also serves as a director of Encysive
Pharmaceuticals Inc. (formerly Texas Biotechnology Corp), a biopharmaceutical company; a director of Texas Genco, Inc., owner of electric generating plants; a trust manager of Weingarten Realty Investors; and as advisory director of
Compass Bank--Houston.

James T. Hackett. Mr. Hackett, age 50, has been a director of the Company since
June 2000, and of Kaiser since May 2000. Since December 2003, Mr. Hackett has been President and Chief Executive Officer of Anadarko Petroleum Corporation, a
company engaged in oil and gas exploration and production. He also serves as a director of Anadarko Petroleum Corporation. From 1990 through 1995, Mr. Hackett worked for NGC Corporation, now known as Dynegy, Inc., serving as Senior Vice
President and President of the Trident Division in 1995. From January 1996 until
June 1997, Mr. Hackett served as Executive Vice President of PanEnergy
Corporation. PanEnergy Corporation merged with Duke Energy Corporation in June
1997. From June 1997 until September 1998, Mr. Hackett served as
President-Energy Services Group of Duke Energy Corporation. From September 1998
through December 1998, Mr. Hackett was Chief Executive Officer of Seagull Energy
Corporation. From January 1999 through March 1999, Mr. Hackett assumed the additional title of Chairman of Seagull Energy Corporation, and when Seagull
Energy Corporation merged with Ocean Energy, Inc. in March 1999, he was appointed President and Chief Executive Officer of Ocean Energy, Inc. He assumed the additional title of Chairman of Ocean Energy, Inc. in January 2000. In April
2003, Ocean Energy, Inc. merged with Devon Energy Corporation. From April 2003 until December 2003, Mr. Hackett served as President and Chief Operating Officer of Devon Energy Corporation. Mr. Hackett also serves as a director of Fluor
Corporation, a worldwide engineering services company; and Temple Inland Inc., a holding company engaged in wood, pulp, paper and fiber products, and financial services.

George T. Haymaker, Jr. Mr. Haymaker, age 66, has been a director of the Company since June 1993, and of Kaiser since May 1993. He was named as non-executive
Chairman of the Board of the Company and Kaiser effective October 2001. Mr.
Haymaker served as Chairman of the Board and Chief Executive Officer of the
Company and Kaiser from January 1994 until January 2000, and as non-executive
Chairman of the Board of the Company and Kaiser from January 2000 through May
2001. He served as President of the Company from June 1996 through July 1997, and of Kaiser from May 1996 through July 1997. From May 1993 to December 1993,
Mr. Haymaker served as President and Chief Operating Officer of the Company and
Kaiser. Mr. Haymaker also is a director of 360networks Corporation, a provider of broadband network services; Flowserve Corporation, a provider of valves, pumps and seals; a director of CII Carbon, LLC., a producer of calcined coke; a director of Hayes Lemmerz International, Inc., a provider of automotive and commercial vehicle components; and non-executive Chairman of the Board of
Directors of Safelite Glass Corp., a provider of automotive replacement glass.
Since July 1987, Mr. Haymaker has been a director, and from February 1992 through March 1993 was President, of Mid-America Holdings, Ltd. (formerly
Metalmark Corporation), which is in the business of semi-fabrication of aluminum extrusions.

Charles E. Hurwitz. Mr. Hurwitz, age 63, has served as a director of the Company since November 1988, and of Kaiser since October 1988. From December 1994 until
April 2002, he served as Vice Chairman of the Company. Mr. Hurwitz also has served as a member of the Board of Directors and the Executive Committee of
MAXXAM since August 1978 and was elected Chairman of the Board and Chief
Executive Officer of MAXXAM in March 1980. From January 1993 to January 1998, he
also served MAXXAM as President. Mr. Hurwitz was Chairman of the Board and Chief
Executive Officer of Federated Development Company, a Texas corporation, from
January 1974 until its merger in February 2002 into Federated Development, LLC
("FDLLC"), a wholly owned subsidiary of Giddeon Holdings, Inc. ("Giddeon
Holdings"). Mr. Hurwitz is the President and Director of Giddeon Holdings, a
principal stockholder of MAXXAM, which is primarily engaged in the management of investments. Mr. Hurwitz also has been, since its formation in November 1996,
Chairman of the Board, President and Chief Executive Officer of MGHI.

Ezra G. Levin. Mr. Levin, age 70, has been a director of the Company since
November 1988. He has been a director of Kaiser since July 1991, and a director of MAXXAM since May 1978. Mr. Levin also served as a director of Kaiser from
April 1988 to May 1990. Mr. Levin has served as a director of Pacific Lumber since February 1993, and as a manager on the Board of Managers of Scopac LLC since June 1998. Mr. Levin is a member and co-chair of the law firm of Kramer
Levin Naftalis & Frankel LLP. He has held leadership roles in various legal and philanthropic capacities and also has served as visiting professor at the
University of Wisconsin Law School and Columbia College.

John D. Roach. Mr. Roach, age 60, has been a director of the Company and Kaiser since April 2002. Since August 2001, Mr. Roach has been the Chairman and Chief
Executive Officer of Stonegate International, Inc., a private investment and advisory services firm. From March 1998 to September 2001, Mr. Roach was the
Chairman, President and Chief Executive Officer of Builders FirstSource, Inc., a
distributor of building products to production homebuilders. From July 1991 to
July 1997, Mr. Roach served as Chairman, President and Chief Executive Officer of Fibreboard Corporation. From 1988 to July 1991, he was Executive Vice
President of Manville Corporation. Mr. Roach also serves as a director of
Material Sciences Corp., a provider of materials-based solutions; PMI Group,
Inc., a provider of credit enhancement products and lender services; and URS
Corporation, an engineering firm. He is also Executive Chairman of the board of directors of Unidare US Inc., a wholesale supplier of industrial, welding and safety products.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of the Company has determined that each of Messrs.
Cruikshank and Roach, members of the Audit Committee of the Company's Board of
Directors, satisfies the Securities and Exchange Commission's criteria to serve as an "audit committee financial expert." The Company's securities currently are not listed on any exchange. However, the Board of Directors has determined that each of Messrs. Cruikshank and Roach meet the independence standards set forth in the new listing requirements of either of the New York Stock Exchange and the
Nasdaq Stock Market, Inc.

CODE OF ETHICS

The Company has a Code of Ethics that applies to all of its officers and other employees, including the Company's principal executive officer, principal financial officer, and the principal accounting officer or controller. A copy of the Code of Ethics is available from the Company, without charge, upon written request to the Company at the address set forth below:

              Corporate Secretary
              Kaiser Aluminum & Chemical Corporation
              5847 San Felipe, Suite 2500
              Houston, Texas  77057

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no other Forms 5 were required, the Company believes that there was compliance with all filing requirements that were applicable to its officers, directors and greater than
10% beneficial owners.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and Kaiser, executive officers of the Company generally are directly employed and compensated by the Company.
The following table sets forth compensation information, cash and non-cash, for each of the Company's last three completed fiscal years with respect to the
Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the year 2003 (collectively referred to as the "Named Executive Officers").

                                            ANNUAL COMPENSATION
                                   ------------------------------------
           (A)                 (B)       (C)         (D)          (E)

                                                                 OTHER
                                                                 ANNUAL
         NAME AND                      SALARY       BONUS    COMPENSATION
    PRINCIPAL POSITION         YEAR      ($)         ($)         ($)(1)
--------------------------    ------  --------- ------------- -----------
Jack A. Hockema                2003    730,000            -0-      -
President and Chief Executive  2002    730,000            -0-      -
Officer                        2001    455,390        159,135      -

Edward F. Houff                2003    400,000        125,000      -
Vice President, Secretary and  2002    400,000        125,000      -
General Counsel                2001    100,000         62,500      -

John T. La Duc                 2003    405,513            -0-      -
Executive Vice President and   2002    400,592            -0-      -
Chief Financial Officer        2001    387,393        171,000      -

Joseph A. Bonn                 2003    337,428            -0-      -
Executive Vice President,      2002    333,333            -0-      -
Corporate Development          2001    322,350        126,464      -

John Barneson                  2003    275,000            -0-      -
Senior Vice President and      2002    257,500            -0-      -
Chief Administrative Officer   2001    216,667         75,240      -

                                   LONG-TERM COMPENSATION
                               -----------------------------------
                                     AWARDS             PAYOUTS
                               --------------------- -------------
           (A)                       (F)           (G)          (H)            (I)
                                                SECURITIES
                                 RESTRICTED     UNDERLYING
                                   STOCK        OPTIONS/      LTIP         ALL OTHER
         NAME AND                 AWARD(S)         SARS       PAYOUTS     COMPENSATION
    PRINCIPAL POSITION               ($)            #        ($)(2)           ($)
--------------------------     -------------    ---------- ------------- ---------------
Jack A. Hockema                       -0-          -0-           -0-         365,000(5)(6)
President and Chief Executive     116,495(3)       -0-       236,200(4)      346,750(5)(6)
Officer                           467,104(3)   375,770       887,600(4)       22,770(6)

Edward F. Houff                       -0-          -0-           -0-         200,000(5)(6)
Vice President, Secretary and         -0-          -0-           -0-         168,909(5)(6)(7)
General Counsel                   524,573(8)   222,772           -0-           2,865(6)(7)

John T. La Duc                        -0-          -0-           -0-         202,750(5)(6)
Executive Vice President and          -0-          -0-           -0-         189,958(5)(6)
Chief Financial Officer               -0-(9)       -0-         4,628(10)      19,370(6)

Joseph A. Bonn                        -0-          -0-           -0-         168,700(5)(6)
Executive Vice President,             -0-          -0-           -0-         158,060(5)(6)
Corporate Development                 -0-(9)       -0-       148,829(10)      16,118(6)

John Barneson                         -0-          -0-           -0-         125,000(5)(6)
Senior Vice President and             -0-          -0-        13,627(4)      212,268(5)(6)(7)
Chief Administrative Officer          -0-(9)       -0-        35,004(4)       10,833(6)

------------------------------------
(1)   Excludes perquisites and other personal benefits, which in the aggregate amount do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.
(2)   Amounts reflect the value of payments actually received during the year indicated in connection with awards under the Company's long-term incentive plan. To the extent any awards were paid in shares of Kaiser
      Common Stock, the value of such shares included in column (h) was determined by multiplying the number of shares paid by the average of the high and low market price of a share of Kaiser Common Stock on the New
      York Stock Exchange on the date of payment.
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
      The restrictions on 33 1/3% of the shares granted to Mr. Hockema in June
      2001 lapsed and the shares vested on December 31, 2001. Prior to the scheduled vesting dates, Mr. Hockema elected to cancel all of his restricted shares of Kaiser Common Stock otherwise scheduled to vest during 2002 and 2003. If not cancelled before vesting by Mr. Hockema or as part of a plan of reorganization, vesting of Mr. Hockema's remaining restricted shares is subject to his being an employee of the Company,
      Kaiser or an affiliate or subsidiary of the Company or Kaiser as of the applicable vesting date. Any dividends payable on the shares prior to the lapse of the restrictions or any cancellation thereof are payable to Mr.
      Hockema. The above table includes, for the respective year, the value of the restricted shares granted to Mr. Hockema in 2001 and 2002, in each case determined by multiplying the number of shares in the grant by the closing market price of a share of Kaiser Common Stock on the New York
      Stock Exchange on the effective date of the grant. As of December 31,
      2003, Mr. Hockema owned 80,645 restricted shares of Kaiser Common Stock valued at $6,855, based on the closing price on the OTC Bulletin Board of
      $0.085 per share. The Debtors currently believe that the equity interests of Kaiser's stockholders, including any interests in the restricted shares of Kaiser Common Stock, will be cancelled without consideration as part of a plan of reorganization.
(4)   Amounts reflect the cash awards actually received by Messrs. Hockema and
      Barneson during the year indicated under the Company's long-term incentive plan for the rolling three-year performance periods 1998-2000 and
      1999-2001. In each case, such awards were paid in the year immediately following the end of the applicable three-year performance period. Mr.
      Hockema's 1998-2000 award includes a special "growing the business" bonus for the period 1999-2000 in the amount of $601,200.
(5)   Includes retention payments made during 2003 and 2002, respectively, under the Company's key employee retention plans in the amount of $365,000 and
      $346,750 for Mr. Hockema; $200,000 and $160,000 for Mr. Houff; $202,750
      and $189,958 for Mr. La Duc; $168,700 and $158,060 for Mr. Bonn; and
      $125,000 and $118,750 for Mr. Barneson. In addition to such retention amounts, pursuant to the terms of the Kaiser Aluminum & Chemical
      Corporation Key Employee Retention Plan, the Company has withheld additional retention payments with respect to the year 2003 and 2002, respectively, for each of Messrs. Hockema, Houff, La Duc, Bonn and
      Barneson as follows: $547,500 and $273,750 for Mr. Hockema; $300,000 and
      $150,000 for Mr. Houff; $304,125 and $152,063 for Mr. La Duc; $253,050 and
      $126,525 for Mr. Bonn; and $187,500 and $93,750 for Mr. Barneson. Payment
      of such additional retention amounts (other than in the case of Messrs. La
      Duc and Bonn, who will each be entitled to receive a portion of their withheld retention payments upon retirement) generally is subject to, among other conditions, the Company's emergence from chapter 11 and the timing thereof. For additional information, see discussion under
      "Employment Contracts, Retention Plan and Agreements and Termination of
      Employment and Change-in-Control Arrangements - Kaiser Retention Plan and
      Agreements" below.
(6)   Includes for 2001 contributions by the Company of $22,770 for Mr. Hockema;
      $-0- for Mr. Houff; $19,370 for Mr. La Duc; $16,118 for Mr. Bonn; and
      $10,833 for Mr. Barneson under the Company's Supplemental Savings and
      Retirement Plan and Supplemental Benefits Plan. The Company did not
      contribute any amounts under such plans for the Named Executive Officers or any salaried employees for 2003 or 2002.
(7)   Includes moving-related items of $8,909 and $2,685 for Mr. Houff in 2002 and 2001, respectively, and $93,518 for Mr. Barneson in 2002.
(8)   Effective as of October 9, 2001, Mr. Houff was granted 171,429 restricted shares of Kaiser Common Stock, vesting at the rate of 33 1/3% per year, beginning on October 1, 2002. Prior to the scheduled vesting dates, Mr.
      Houff elected to cancel all of his restricted shares of Kaiser Common
      Stock otherwise scheduled to vest during 2003 and 2002. If not cancelled before vesting by Mr. Houff or as part of a plan of reorganization, vesting of Mr. Houff's remaining restricted shares is subject to his being an employee of the Company, Kaiser or an affiliate or subsidiary of the
      Company or Kaiser as of the applicable vesting date. Any dividends payable on the shares prior to the lapse of the restrictions or any cancellation thereof are payable to Mr. Houff. The above table includes for the year
      2001 the value of the restricted shares granted to Mr. Houff, determined by multiplying the number of shares in the grant by the closing market price of a share of Kaiser Common Stock on the New York Stock Exchange on
      the effective date of the grant. As of December 31, 2003, Mr. Houff owned
      57,143 restricted shares of Kaiser Common Stock, valued at $4,857, based on the closing price on the OTC Bulletin Board of $0.085 per share. The
      Debtors currently believe that the equity interests of Kaiser's stockholders, including any interests in the restricted shares of Kaiser
      Common Stock, will be cancelled without consideration as part of a plan of reorganization.
(9)   In April 2001, the Company and Kaiser made an offer to current employees and directors to exchange their outstanding options to acquire shares of
      Kaiser's Common Stock for restricted shares of Kaiser Common Stock (the
      "Exchange Offer"), vesting at the rate of 33 1/3% per year beginning March
      5, 2002. Pursuant to the Exchange Offer, Mr. La Duc exchanged approximately 51% (i.e., options to purchase 243,575 shares) of his then outstanding options to acquire Kaiser Common Stock for 34,511 restricted shares of Kaiser Common Stock; Mr. Bonn exchanged all of his then outstanding options (i.e., options to purchase 171,690 shares) to acquire
      Kaiser Common Stock for 91,133 restricted shares of Kaiser Common Stock;
      and Mr. Barneson exchanged all of his then outstanding options (i.e., options to purchase 123,700 shares) to acquire Kaiser Common Stock for
      68,407 restricted shares of Kaiser Common Stock. Messrs. La Duc, Bonn and
      Barneson elected to cancel all of their respective restricted shares prior to their respective vesting dates. The restricted shares issued to Messrs.
      La Duc, Bonn and Barneson in connection with the Exchange Offer are not reflected in the above table. As of December 31, 2003, Messrs. La Duc,
      Bonn and Barneson owned 11,503, 30,377 and 22,802 restricted shares of
      Kaiser Common Stock, respectively, valued at $978, $2,582 and $1,938, respectively, based on the closing price on the OTC Bulletin Board of
      $0.085 per share. Messrs. La Duc, Bonn and Barneson cancelled all of such shares prior to their vesting on March 5, 2004.
(10)  Amounts reflect the value of shares of Kaiser Common Stock actually received in 2001 under the Company's long-term incentive plan for the rolling three-year performance period 1997-1999. For Mr. Bonn, the amount also reflects the cash award actually received by him in 2001for the rolling three-year performance period 1998-2000. The awards for the
      1997-1999 performance period generally were paid in two equal installments, with the first during the year following the end of the three-year performance period and the second during the next following year. Such awards generally were made entirely in shares of Kaiser Common
      Stock (based on the average closing price of Kaiser's Common Stock during the last December of such performance period for one-half of the award and on a target price of $15.00 per share for the other half).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not issue any stock options or SARs during the year 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES

The table below provides information on an aggregated basis concerning each exercise of stock options during the fiscal year ended December 31, 2003, by each of the Company's Named Executive Officers, and the 2003 fiscal year-end value of unexercised options. During 2003, the Company did not have any SARs outstanding. The Debtors currently believe that any equity interests of Kaiser's stockholders will be cancelled without consideration as part of a plan of reorganization. Upon any such cancellation, any options to purchase Kaiser
Common Stock from Kaiser also would be cancelled.
             (A)                    (B)            (C)                      (D)                            (E)
                                                                                                  VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY
                                                                 UNEXERCISED OPTIONS/SARS              OPTIONS/SARS
                                                                   AT FISCAL YEAR END (#)         AT FISCAL YEAR-END ($)
                                                               -----------------------------  -----------------------------
                                   SHARES
                                 ACQUIRED ON      VALUE
            NAME                EXERCISE (#)   REALIZED ($)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------------  -------------- --------------   -------------  --------------  -------------- --------------
Jack A. Hockema                     -0-            -0-               273,730(1)      130,224(1)           --(2)          --(2)
Edward F. Houff                     -0-            -0-               148,515(1)       74,257(1)           --(2)          --(2)
John T. La Duc                      -0-            -0-                   -0-             -0-             -0-            -0-
Joseph A. Bonn                      -0-            -0-                   -0-             -0-             -0-            -0-
John Barneson                       -0-            -0-                   -0-             -0-             -0-            -0-

------------------------------------
(1)   Represents shares of Kaiser Common Stock underlying stock options.
(2)   No value is shown because the exercise price is higher than the closing price of $0.085 per share of Kaiser's Common Stock on the OTC Bulletin
      Board on December 31, 2003.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

During 2002, the Company adopted, and the Court approved as part of the Kaiser
Employee Retention Program discussed below, a new cash-based long-term incentive program under which participants became eligible to receive an award based on the attainment by the Company of sustained cost reductions above a stipulated threshold for the period 2002 through emergence from bankruptcy. The following table and accompanying footnotes further describe the awards made in 2002 to the
Named Executive Officers under such program.

                                                                                    ESTIMATED FUTURE PAYOUTS
                                                                                UNDER NON-STOCK PRICE-BASED PLANS
                                                                         -----------------------------------------------
              (A)                      (B)                  (C)              (D)              (E)               (F)

                                                       PERFORMANCE OR
                                     NUMBER OF       OTHER PERIODS UNTIL
                                 SHARES, UNITS OR        MATURATION
             NAME                  OTHER RIGHTS           OR PAYOUT        THRESHOLD        TARGET(1)       MAXIMUM(1)
------------------------------  -------------------  ------------------  --------------  ---------------  --------------
Jack A. Hockema                         N/A                  (2)               (3)        $1,500,000(3)   $4,500,000(3)
Edward F. Houff                         N/A                  (2)               (3)           300,000(3)      900,000(3)
John T. La Duc                          N/A                  (4)               (4)           523,000(4)    1,569,000(4)
Joseph A. Bonn                          N/A                  (4)               (4)           338,000(4)    1,014,000(4)
John Barneson                           N/A                  (2)               (3)           350,000(3)    1,050,000(3)

------------------------------------
(1)   The target and maximum payout amounts in the table are per annum.
(2)   Except as described in footnote (4) below with regard to Messrs. La Duc and Bonn, any awards earned under the program generally are payable in two equal installments - the first on the date that the Company emerges from bankruptcy and the second on the one year anniversary of such date. Any awards earned under the program generally are forfeited if the participant voluntarily terminates his or her employment (other than at normal retirement, or in the case of Messrs. La Duc and Bonn, retirement after
      February 12, 2004) or is terminated for cause prior to the scheduled payment date.
(3)   The amount, if any, that may be paid under the program generally shall not be determinable until the end of the performance period.
(4)   Messrs. La Duc and Bonn, who are retiring as of March 31, 2004, will earn awards under the program through March 31, 2004. Amounts earned for the years 2002 and 2003 will be paid to Messrs. La Duc and Bonn upon their retirement or as soon as practicable thereafter, subject to certain approvals. Any additional amounts earned by Messrs. La Duc and Bonn for the first quarter of 2004 will be paid upon the Company's emergence from bankruptcy. The amount of any award payable to Messrs. La Duc and Bonn cannot currently be determined.

DEFINED BENEFIT PLANS

Kaiser Retirement Plan. The Company previously maintained a qualified, defined-benefit retirement plan (the "Kaiser Retirement Plan") for salaried employees of the Company and co-sponsoring subsidiaries who met certain eligibility requirements. Effective December 17, 2003, the Pension Benefit
Guaranty Corporation (the "PBGC") terminated the Kaiser Retirement Plan in an involuntary termination pursuant to Section 4042 of the Employee Retirement
Income Security Act of 1974, as amended. As a consequence of such termination, all benefit accruals ceased under the Kaiser Retirement Plan. The table below shows estimated annual retirement benefits payable under the terms of the Kaiser
Retirement Plan to participants with the indicated years of credited service.
These benefits are reflected (a) without reduction for the limitations imposed by the Internal Revenue Code of 1986, as amended (the "Tax Code") on qualified plans and before adjustment for the Social Security offset, thereby reflecting aggregate benefits to be received, subject to Social Security offsets, under the
Kaiser Retirement Plan and the Kaiser Supplemental Benefits Plan (as defined below), and (b) without reduction for the limitation on benefits payable by the
PBGC as a result of the involuntary termination of the Kaiser Retirement Plan
($43,977.24 annually for retirement at age 65 and $34,742.04 for retirement at age 62, the normal retirement age under the Kaiser Retirement Plan, for plans terminated in 2003).

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

The estimated annual retirement benefits shown are based upon the assumptions that the provisions of the Kaiser Retirement Plan prior to the termination by the PBGC and the current Kaiser Supplemental Benefits Plan provisions are in effect, that the participant retires at age 62, and that the retiree receives payments based on a straight-life annuity for his lifetime. Messrs. Hockema, La
Duc, Bonn and Barneson had 11.9, 34.3, 36.5 and 28.8 years of credited service, respectively, on December 31, 2003. Mr. Houff is not a participant in either the
Kaiser Retirement Plan or the Kaiser Supplemental Benefits Plan. Monthly
retirement benefits, except for certain minimum benefits, are determined by multiplying years of credited service (not in excess of 40) by the difference between 1.50% of average monthly compensation for the highest base period (of
36, 48 or 60 consecutive months, depending upon compensation level) in the last
10 years of employment and 1.25% of monthly primary Social Security benefits.
Pension compensation covered by the Kaiser Retirement Plan and the Kaiser
Supplemental Benefits Plan consists of salary and bonus amounts set forth in the
Summary Compensation Table (column (c) plus column (d) thereof). Because of the
PBGC limitation on benefits payable from the Kaiser Retirement Plan, the estimated benefits with respect to the Kaiser Retirement Plan for Messrs.
Hockema, La Duc, Bonn and Barneson for retirement at age 62 are significantly reduced.

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

As a result of the termination of the Kaiser Retirement Plan by the PBGC, benefits payable to participants will be reduced to a maximum of $34,742.04 annually for retirement at age 62, lower for retirement prior to age 62, and higher for retirements after age 62 up to $43,977.24 at age 65, and participants will not accrue additional benefits. In addition, the PBGC will not make lump-sum payments to these participants or reflect any events under the Kaiser
Retirement Plan after December 17, 2003.

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
Participation in the Kaiser Supplemental Benefits Plan is available to all employees of the Company and its subsidiaries whose benefits under the Kaiser
Retirement Plan and Kaiser Savings Plan are likely to be affected by such limitations imposed by the Tax Code. Eligible participants are entitled to receive the equivalent of the Kaiser Retirement Plan and Kaiser Savings Plan
benefits that they may be prevented from receiving under those plans because of such Tax Code limitations, before considering any impacts of the PBGC termination of the Kaiser Retirement Plan. The Kaiser Supplemental Benefits Plan
will not make up benefits lost with respect to the Kaiser Retirement Plan because of limitations on benefits payable by the PBGC.

Pursuant to the Kaiser Key Employee Retention Program discussed below, payments under the Kaiser Supplemental Benefits Plan may be made only to participants
(including Messrs. Hockema and Barneson) whose voluntary termination of employment with the Company does not occur until after the Company emerges from bankruptcy (other than normal retirement at age 62), and Messrs. Bonn and La Duc on the condition that their retirement occur on or after February 12, 2004. See
"Employment Contracts, Retention Plan and Agreements and Termination of
Employment and Change-in-Control Arrangements - Kaiser Retention Plan and
Agreements" below for a discussion of the trust created and funded by the
Company and Kaiser to pay Messrs. Bonn and La Duc their benefits under the
Kaiser Supplemental Benefits Plan under certain conditions. Any claims by participants with respect to amounts not paid under the Kaiser Supplemental
Benefits Plan either because the claims arose pre-petition or the participant voluntarily terminates employment prior to the Company's emergence from bankruptcy (other than normal retirement at age 62) will be resolved in the overall context of a plan of reorganization.

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

DIRECTOR COMPENSATION

Each of the directors who is not an employee of the Company or Kaiser generally receives an annual base fee for services as a director. The base fee for the year 2003 was $50,000. During 2003, Messrs. Cruikshank, Hackett, Hurwitz, Levin
and Roach each received base compensation of $50,000. Mr. Haymaker's compensation for 2003 was covered by a separate agreement with the Company and
Kaiser, which is discussed below.

For the year 2003, non-employee directors of the Company and Kaiser who were directors of MAXXAM, also received director or committee fees from MAXXAM. In addition, the non-employee Chairman of each of the Company's and Kaiser's committees (other than the Audit Committees) was paid a fee of $3,000 per year for services as Chairman. Effective February 2003, the fee paid to the Chairman of the Audit Committees was increased from $3,000 per year to $10,000 per year.
All non-employee directors also generally received a fee of $1,500 per day for
Board meetings attended in person or by phone and $1,500 per day for committee meetings held in person or by phone on a date other than a Board meeting.
Effective as of January 1, 2004, generally all non-employee directors members of the Company's and Kaiser's Executive Committees also will be paid a fee of
$6,000 per year for such services. In respect of 2003, Messrs. Cruikshank,
Hackett, Hurwitz, Levin and Roach received an aggregate of $21,000, $19,500,
$18,000, $25,500, and $30,203, respectively, in such fees from the Company and
Kaiser in the form of cash payments.

Non-employee directors are eligible to participate in the Kaiser 1997 Omnibus
Stock Incentive Plan (the "1997 Omnibus Plan"). During 2003, no awards were made to non-employee directors under such plan.

Directors are reimbursed for travel and other disbursements relating to Board and committee meetings, and non-employee directors are provided accident insurance in respect of Company-related business travel. Subject to the approval of the Chairman of the Board, directors also generally may be paid ad hoc fees in the amount of $750 per one-half day or $1,500 per day for services other than attending Board and committee meetings that require travel in excess of 100 miles. No such payments were made for 2003.

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

Fees to directors who also are employees of the Company are deemed to be included in their salary. Directors of the Company were also directors of Kaiser and received the foregoing compensation for acting in both capacities.

On November 4, 2002, Mr. Haymaker, the Company and Kaiser entered into an agreement concerning the terms upon which Mr. Haymaker would continue to serve as a director and non-executive Chairman of the Boards of the Company and Kaiser through December 31, 2003. For the year 2003, Mr. Haymaker's base compensation under the agreement was $50,000 for services as a director and $73,000 for services as non-executive Chairman of the Boards of the Company and Kaiser, inclusive of any Board and committee fees otherwise payable. All compensation under the agreement was paid in cash.

As of January 1, 2004, Mr. Haymaker, the Company and Kaiser entered into a new agreement concerning the terms upon which Mr. Haymaker will continue to serve as a director and non-executive Chairman of the Boards of the Company and Kaiser through the earlier of December 31, 2004 and the effective date of the Company's and Kaiser's emergence from bankruptcy. The annual compensation payable under such agreement is the same as in effect during 2003.

EMPLOYMENT CONTRACTS, RETENTION PLAN AND AGREEMENTS AND TERMINATION OF
EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Agreement with Edward F. Houff. Effective October 1, 2001, Mr. Houff and the Company entered into an employment agreement for the period October 1,
2001 through September 30, 2004. Under the terms of the agreement, Mr. Houff's annual salary is $400,000. The agreement also provides for a guaranteed cash bonus of $125,000, plus an annual incentive bonus of up to $125,000.

Pursuant to the agreement, in 2001 Mr. Houff received a grant under the 1997
Omnibus Plan of options, valued at the time of grant at $450,000, to purchase
222,772 shares of Kaiser Common Stock at an exercise price of $2.625 per share, plus 171,429 restricted shares of Kaiser Common Stock, also valued at $450,000 at the time of grant. The options generally vest at the rate of 33 1/3% per year, beginning October 1, 2002, with an additional 33 1/3% vesting on each of
October 2, 2003 and September 30, 2004. Vesting of the options may be accelerated under certain circumstances. See Note 8 to the Summary Compensation
Table above for additional information with respect to Mr. Houff's restricted shares.

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
See Item 1., "Business--Reorganization Proceedings" for a discussion of assumption or rejection of executory contracts.

Kaiser Key Employee Retention Program. On September 3, 2002, the Court approved a Key Employee Retention Program, consisting of the long-term incentive program discussed above and the Kaiser Retention Plan, the Kaiser Severance Plan, and
the Kaiser Change in Control Severance Program discussed below.

Kaiser Retention Plan and Agreements. Effective September 3, 2002, the Company
adopted the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan
(the "Retention Plan") and in connection therewith entered into retention agreements with certain key employees, including each of the Named Executive
Officers. The Retention Plan replaced the Kaiser Aluminum & Chemical Corporation
Retention Plan adopted on January 15, 2002 (the "Prior Plan'). As described below, each of the Named Executive Officers received a basic award under the
Retention Plan and Messrs. La Duc and Bonn also received an additional award under the Retention Plan.

Basic awards under the Retention Plan generally vest or have vested, as applicable, on September 30, 2002, March 31, 2003, September 30, 2003 and March
31, 2004, provided that if a participant's employment is terminated within 90 days following the payment of any award for any reason other than death, disability, retirement on or after age 62, or termination without cause (as defined in the Retention Plan), the participant must return such payment to the
Company. For each of the Named Executive Officers, the amount earned on each vesting date is equal to 62.5% of his base salary at the time of grant. If the
Named Executive Officer is employed by the Company on a vesting date, 40% of the amount earned on such date is paid to him in a lump sum on such date. Except as described below, the remaining 60% of such amount (the "Withheld Amount")
generally is payable to the applicable Named Executive Officer as follows: (i)
33 1/3% of each Withheld Amount is payable to the Named Executive Officer in a lump sum on the date of the Company's emergence from bankruptcy if the Named
Executive Officer is employed by the Company on that date, (ii) 33 1/3% of each
Withheld Amount is payable to the Named Executive Officer in a lump sum on the first anniversary of the date of the Company's emergence from bankruptcy if the
Named Executive Officer is employed by the Company on that date, and (iii) 33
1/3% of the remaining portion of each Withheld Amount (the "Emergence Amount")
is payable as follows: (A) 100% of the Emergence Amount is payable on the date of the Company's emergence from bankruptcy if the emergence occurs on or prior to August 12, 2004 and the Named Executive Officer is employed by the Company on that date, (B) 50% of the Emergence Amount is payable on the date of the
Company's emergence from bankruptcy if the emergence occurs on or prior to
August 12, 2005 but after August 12, 2004, and the Named Executive Officer is employed by the Company on that date (the remaining 50% of the Emergence Amount is forfeited by the Named Executive Officer to the Company), and (C) 100% of the
Emergence Amount is forfeited by the Named Executive Officer to the Company if the date of the Company's emergence from bankruptcy occurs after August 12,
2005.

In general, if a Named Executive Officer's employment with the Company is terminated prior to any vesting date for any reason, the portion of the basic award that would have become vested and payable on such vesting date, all subsequent portions of the award, if any, that would have become payable following such vesting date and any Withheld Amounts are forfeited by the Named
Executive Officer. However, if the Named Executive Officer's employment with the
Company is terminated as a result of the Named Executive Officer's death, disability, retirement from the Company on or after age 62 (or in the case of
Messrs. La Duc and Bonn, retirement after February 12, 2004) or the Company's termination of the Named Executive Officer's employment without cause, the Named
Executive Officer is entitled to receive (a) a prorated portion of the amount due on the vesting date immediately following the termination of employment, (b)
all Withheld Amounts, and (c) the Emergence Amount, if such amount is earned based on the date of the Company's emergence from bankruptcy, as described above.

In addition to the basic awards described above, Messrs. La Duc and Bonn received an additional award under the Retention Plan. In consideration of the receipt of the additional award, neither of Messrs. La Duc or Bonn is eligible to participate in the Kaiser Aluminum & Chemical Corporation Severance Plan and
neither was eligible to enter into a Kaiser Aluminum & Chemical Corporation
Change in Control Severance Agreement, as discussed below. Messrs. La Duc and
Bonn also agreed to forego any claims under the Enhanced Severance Protection and Change in Control Benefits Program adopted in 2000, as discussed below. The additional award entitles each of Messrs. La Duc and Bonn to a lump sum payment upon his termination of employment with the Company if his employment is terminated as a result of death, disability, retirement on or after February 12,
2004, or he is terminated without cause. For each of Messrs. La Duc and Bonn, the amount of the additional award is equal to his benefit under the Kaiser
Supplemental Benefits Plan, discussed above. In connection with the establishment of the Prior Plan, the Company and Kaiser created and funded an irrevocable grantor trust for the purpose of paying the additional awards to
Messrs. La Duc and Bonn when due. The additional awards will be paid to Messrs.
La Duc and Bonn in connection with their retirement as of March 31, 2004.

Kaiser Severance Plan and Agreements. Effective September 3, 2002, the Company
adopted the Kaiser Aluminum & Chemical Corporation Severance Plan (the
"Severance Plan") in order to provide selected executive officers, including
Messrs. Hockema, Houff and Barneson, and other key employees of the Company with appropriate protection in the event of certain terminations of employment. The
Severance Plan, along with the Kaiser Aluminum & Chemical Corporation Change in
Control Severance Agreements described below, replaced for participants in such plans, the Enhanced Severance Protection and Change in Control Benefits Program
implemented in 2000. The Severance Plan terminates on the first anniversary of the date the Company emerges from bankruptcy.

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
Hockema, Houff and Barneson consists of a lump sum cash payment equal to two times his base salary. Each of Messrs. Hockema, Houff and Barneson also will be entitled to continued medical, dental, vision, life insurance and disability benefits for a period of two years following termination of employment.
Severance payments payable under the Severance Plan are in lieu of any severance or other termination payments provided for under any plan of the Company or any other agreement between the participant and the Company.

Kaiser Change in Control Severance Program. In 2002, the Company entered into
Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreements
(the "Change in Control Agreements") with certain key executives, including
Messrs. Hockema, Houff and Barneson, in order to provide them with appropriate protection in the event of a termination of employment in connection with a change in control (as defined in the Change in Control Agreements) of the
Company. In connection with the Severance Plan, these Change in Control
Agreements replaced the Enhanced Severance Protection and Change in Control
Benefits Program implemented in 2000. The Change in Control Agreements terminate on the second anniversary of a change in control of the Company.

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

Upon a qualifying termination of employment, each of Messrs. Hockema, Houff and
Barneson are entitled to receive the following: (i) three times the sum of his base pay and most recent short-term incentive target, (ii) a pro-rated portion of his short-term incentive target for the year of termination, and (iii) a pro-rated portion of his long-term incentive target in effect for the year of his termination, provided that such target was achieved. Each of Messrs.
Hockema, Houff and Barneson also are entitled to continued medical, dental, life insurance, disability benefits and perquisites for a period of three years after termination of employment with the Company. Each of Messrs. Hockema, Houff and
Barneson are also entitled to a payment in an amount sufficient, after the payment of taxes, to pay any excise tax due by him under Section 4999 of the Tax
Code or any similar state or local tax.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2003, Messrs. Cruikshank, Hackett and Levin (Chairman) were members of the Company's Compensation Policy Committee, and Messrs. Cruikshank and Hackett
(Chairman) were members of the Company's Section 162(m) Compensation Committee.

No member of the Compensation Policy Committee or the Section 162(m)
Compensation Committee of the Board was, during the 2003 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or, other than Mr. Levin, had any relationships requiring disclosure by the Company under Item 404 of
Regulation S-K. Mr. Levin served on the Company's Compensation Policy Committee and Board of Directors during 2003 and is also a member of the law firm of
Kramer Levin Naftalis & Frankel LLP, which provided legal services to the
Company and its subsidiaries during 2003.

During the Company's 2003 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Policy Committee or Section 162(m)
Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on any of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

As of March 28, 2004, Kaiser owned 100% of the issued and outstanding Common
Stock of the Company.

OWNERSHIP OF KAISER

The following table sets forth, as of March 28, 2004, unless otherwise indicated, the beneficial ownership of Kaiser's Common Stock by (i) those persons known by the Company to own beneficially more than 5% of the shares of
Kaiser's Common Stock then outstanding, (ii) each of the directors of the
Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company and Kaiser as a group. The Debtors currently believe that the equity interests of Kaiser's stockholders will be cancelled without consideration as part of a plan of reorganization. The affairs of Kaiser and its Debtor subsidiaries, including the Company, are subject to the control and administration of the Court.

                        NAME OF
                   BENEFICIAL OWNER                        TITLE OF CLASS            # OF SHARES(1)                % OF CLASS
------------------------------------------------------ -----------------------   -----------------------        ----------------
MAXXAM Inc.                                                 Common Stock                      50,000,000(2)          62.6
John Barneson                                               Common Stock                          10,700               *
Joseph A. Bonn                                              Common Stock                          23,948(3)            *
Robert J. Cruikshank                                        Common Stock                          15,009(4)            *
James T. Hackett                                            Common Stock                          13,009(4)            *
George T. Haymaker, Jr.                                     Common Stock                           9,685(4)            *
Jack A. Hockema                                             Common Stock                         372,226(4)(5)         *
Edward F. Houff                                             Common Stock                         205,658(4)(5)         *
Charles E. Hurwitz                                          Common Stock                             -0-(6)            *
John T. La Duc                                              Common Stock                         135,815               *
Ezra G. Levin                                               Common Stock                          13,009(4)            *
John D. Roach                                               Common Stock                             -0-               *
All directors and executive officers of the Company         Common Stock                         952,955(4)(7)        1.2
   as a group (17 persons)
------------------------------------
*     Less than 1%.
(1)   Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Also includes options exercisable within 60 days of March 28, 2004, to acquire such shares.
(2)   Includes 27,938,250 shares beneficially owned by MGHI.  The address of
      MAXXAM is 5847 San Felipe, Suite 2600, Houston, Texas 77057.
(3)   Represents 23,948 shares of Kaiser Common Stock held in trust with respect to which Mr. Bonn possesses shared voting and investment power with his spouse.
(4)   Includes options exercisable within 60 days of March 28, 2004 to acquire shares of Kaiser Common Stock as follows: Mr. Cruikshank - 13,009; Mr.
      Hackett - 13,009; Mr. Haymaker - 7,143; Mr. Hockema - 273,730; Mr. Houff -
      148,515; and Mr. Levin - 13,009.
(5)   Includes restricted shares of Kaiser Common Stock owned as follows: Mr.
      Hockema - 80,645; and Mr. Houff - 57,143.
(6)   Excludes shares owned by MAXXAM. Mr. Hurwitz may be deemed to hold beneficial ownership in Kaiser as a result of his beneficial ownership in
      MAXXAM.
(7)   Includes 137,788 restricted shares of Kaiser Common Stock. Also includes options exercisable within 60 days of March 28, 2004, to acquire 590,203 shares of Kaiser Common Stock.

OWNERSHIP OF MAXXAM

As of March 28, 2004, MAXXAM owned, directly and indirectly, approximately 62.6%
of the issued and outstanding Common Stock of Kaiser. The following table sets forth, as of March 28, 2004, unless otherwise indicated, the beneficial ownership of the common stock and Class A $.05 Non-Cumulative Participating
Convertible Preferred Stock ("MAXXAM Preferred Stock") of MAXXAM by the
directors of the Company, each of the Named Executive Officers, and by the directors and the executive officers of the Company and Kaiser as a group:

                  NAME OF                                                                          %        % OF COMBINED
             BENEFICIAL OWNER                  TITLE OF CLASS        # OF SHARES(1)            OF CLASS   VOTING POWER (2)
------------------------------------------  --------------------  ---------------------       ----------  -----------------
Charles E. Hurwitz                              Common Stock                3,098,201(3)(4)      49.5           76.8
                                              Preferred Stock                 752,441(4)(5)      99.2
Robert J. Cruikshank                            Common Stock                    5,400(6)           *               *
Ezra G. Levin                                   Common Stock                    5,400(6)           *               *
All directors and executive officers as a       Common Stock                3,111,421(3)(4)(7)   49.6           76.8
   group (17 persons)                         Preferred Stock                 752,441(4)(5)      99.2

------------------------------------
*     Less than 1%.
(1)   Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed in the table. Includes the number of shares such persons would have received on March 28, 2004, if any, for their exercisable SARs (excluding SARs payable in cash only)
      exercisable within 60 days of such date if such rights had been paid solely in shares of MAXXAM common stock.
(2)   MAXXAM Preferred Stock is generally entitled to ten votes per share on matters presented to a vote of MAXXAM's stockholders.
(3)   Includes 2,404,314 shares of MAXXAM common stock owned by Gilda
      Investments, LLC ("Gilda"), a wholly owned subsidiary of Giddeon Holdings, as to which Mr. Hurwitz indirectly possesses voting and investment power.
      Mr. Hurwitz serves as the sole director of Giddeon Holdings, and together with members of his immediate family and trusts for the benefit thereof, owns all of the voting shares of Giddeon Holdings. Also includes (a)
      80,808 shares of MAXXAM common stock separately owned by Mr. Hurwitz's spouse and as to which Mr. Hurwitz disclaims beneficial ownership, (b)
      4,017.6 shares of MAXXAM common stock owned by the Hurwitz Investment
      Partnership L.P., a limited partnership in which Mr. Hurwitz and his spouse each have a 4.32% general partnership interest, 2,008.8 of which shares were separately owned by Mr. Hurwitz's spouse prior to their transfer to such limited partnership and as to which Mr. Hurwitz disclaims beneficial ownership, (c) 268,553 shares of MAXXAM common stock held directly by Mr. Hurwitz, (d) 60,000 shares of MAXXAM common stock owned by
      Giddeon Portfolio, LLC, which is owned 79% by Gilda and 21% by Mr.
      Hurwitz, and of which Gilda is the managing member ("Giddeon Portfolio"),
      (e) options to purchase 21,029 shares of MAXXAM common stock held by
      Gilda, and (f) options held by Mr. Hurwitz to purchase 259,480 shares of
      MAXXAM common stock exercisable within 60 days of March 28, 2004.
(4)   Gilda, Giddeon Holdings, Giddeon Portfolio, the Hurwitz Investment
      Partnership L.P., and Mr. Hurwitz may be deemed a "group" (the
      "Stockholder Group") within the meaning of Section 13(d) of the Securities
      Exchange Act of 1934, as amended. As of March 28, 2004, in the aggregate, the members of the Stockholder Group owned 3,140,684 shares of MAXXAM common stock and 752,441 shares of MAXXAM Preferred Stock, aggregating approximately 77.1% of the total voting power of MAXXAM. By reason of his relationship with the members of the Stockholder Group, Mr. Hurwitz may be deemed to possess shared voting and investment power with respect to the shares held by the Stockholder Group. The address of Gilda is 5847 San
      Felipe, Suite 2600, Houston, Texas 77057. The address of the Stockholder
      Group is Giddeon Holdings, Inc., 5847 San Felipe, Suite 2600, Houston,
      Texas 77057.
(5)   Includes options exercisable by Mr. Hurwitz within 60 days of March 28,
      2004, to acquire 90,000 shares of MAXXAM Preferred Stock.
(6)   Includes options exercisable within 60 days of March 28, 2004, to acquire
      4,400 shares of MAXXAM common stock.
(7)   Includes options exercisable within 60 days of March 28, 2004, to acquire
      11,220 shares of MAXXAM common stock, held by directors and executive officers not in the Stockholder Group.

CHANGES IN CONTROL

Kaiser owns 100% of the Common Stock of the Company, which shares Kaiser has pledged as security under the Company's Post-Petition Credit Agreement. If there were an occurrence of an event of default under the Post-Petition Credit
Agreement that was not cured or waived within any applicable grace period, such event could result in a change in ownership of the Company. See Note 7 of Notes to Consolidated Financial Statements for additional information with regard to the Company's Post-Petition Credit Agreement.  As indicated in Item 1. "Business
-- Reorganization Proceedings," the Debtors currently believe that it is likely that the equity interests of the Company's stockholders will be cancelled without consideration as part of a plan of reorganization.

EQUITY COMPENSATION PLAN INFORMATION

The Debtors currently believe that any equity interests of Kaiser's stockholders will be cancelled without consideration as part of a plan of reorganization.
However, the following table summarizes the Company's and Kaiser's equity compensation plans as of December 31, 2003:

                                                                    WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                                                                    RICE OF OUTSTANDING OPTION    EMAINING AVAILABLE FOR FUTURE
                                    NUMBER OF SECURITIES TO BE         WARRANTS AND RIGHTS          ISSUANCE UNDER EQUITY
                                      ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE         COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS     (EXCLUDING SECURITIES
                                         WARRANTS, RIGHTS              WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
          PLAN CATEGORY                         (A)                            (B)                          (C)
--------------------------------   -----------------------------   ---------------------------   --------------------------
EQUITY COMPENSATION PLANS
   APPROVED BY SECURITY HOLDERS             850,140(1)                        $3.34                             4,187,286(2)
EQUITY COMPENSATION PLANS NOT
   APPROVED BY SECURITY HOLDERS                  -                              -                                     -
      Total                                 850,140                           $3.34                             4,187,286

---------------------------
(1)  Represents shares of Kaiser Common Stock underlying outstanding stock options.
(2)  Shares are issuable under the 1997 Omnibus Plan. Stock-based awards made under the 1997 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, performance shares or performance units. Of the shares available for future issuance under the 1997 Omnibus
     Plan, 1,548,497 may be made in the form of restricted stock.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from October 28, 1988 through June 30, 1993, Kaiser and its domestic subsidiaries, including the Company, were included in the federal consolidated income tax returns of MAXXAM. Tax allocation agreements between the
Company and Kaiser with MAXXAM for such years terminated by their terms, effective for taxable periods beginning after June 30, 1993. During 2002, the
Company and MAXXAM agreed that no further payments or refunds would be payable between the parties under the agreements. The Court approved this agreement in
February 2003.

The Company and MAXXAM historically have had an arrangement pursuant to which they reimburse each other for certain allocable costs associated with the performance of services by their respective employees and other shared services.
The vast majority of such intercompany services terminated on or before January
1, 2003. The aggregate amount of charges to the Company under the arrangement with regard to 2003 was under $50,000. The Company did not provide any services to MAXXAM under the arrangement for 2003.

Mr. Levin, a director of the Company and Kaiser, is a member of the law firm of
Kramer Levin Naftalis & Frankel LLP, which provides legal services to Kaiser and its subsidiaries, including the Company. The aggregate amount of charges to the
Company and Kaiser by Kramer Levin Naftalis & Frankel LLP with regard to 2003 was under $10,000.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2003 and 2002, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte & Touche
Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche").

Audit and audit-related fees aggregated $1,691,971 and $1,104,916 for the years ended December 31, 2003 and 2002, respectively, and were composed of the following:

AUDIT FEES

The aggregate fees billed for audit services for the fiscal years ended December
31, 2003 and 2002 were $1,499,632 and $1,104,916, respectively. These fees relate to the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's Quarterly Reports on Form
10-Q and certain statutory foreign audits.

AUDIT-RELATED FEES

The aggregate fees billed for audit-related services for the fiscal years ended
December 31, 2003 and 2002 were $192,339 and $-0-, respectively. These fees relate to Sarbanes-Oxley Act of 2002, Section 404 advisory services ($117,726)
and audits of certain employee benefit plans ($74,613) for the fiscal year ended
December 31, 2003.

TAX FEES

The aggregate fees billed for tax services for the fiscal years ended December
31, 2003 and 2002 were $197,538 and $176,015, respectively. These fees relate to tax compliance, tax advice and tax planning services for the fiscal years ended
December 31, 2003 and 2002.

ALL OTHER FEES

The aggregate fees for services not included above were $23,504, for the fiscal year ended December 31, 2002. The fees relate to valuation services for the
Company's post-retirement benefit obligations as permitted under transition rules in effect at May 6, 2003.

AUDIT COMMITTEE PRE-APPROVED POLICIES AND PROCEDURES

The Audit Committee of the Company's Board of Directors has adopted policies and procedures in respect of services performed by the independent auditor which are to be pre-approved. The policy requires that each fiscal year, a description of the services--by major category of type of service--that are expected to be performed by the independent auditor in the following fiscal year (the "Services
List") be presented to the Audit Committee for approval.

In considering the nature of the services to be provided by the independent auditor, the Audit Committee will determine whether such services are compatible with the provision of independent audit services. The Audit Committee will discuss any such services with the independent auditor and Company's management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission (the
"SEC") to implement the Sarbanes-Oxley Act of 2002, as well as the American
Institute of Certified Public Accountants.

Any request for audit, audit-related, tax, and other services not contemplated on the Services List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted, except as provided below. Normally, pre-approval is to be provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, is delegated to the Chairman of the Audit Committee. The
Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

As required, the Audit Committee will periodically be provided with and review the status of services and fees incurred year-to-date against the original
Service List for such fiscal year as well as the accumulated costs associated with projects pending retroactive approval.

Retroactive approval for permissible non-audit services is allowed under the policy subject to certain limitations. Pre-approval is waived if all of the following criteria are met:

     1.    The service is not an audit, review or other attest service, except that the management may authorize or incur up to $25,000 in respect of scoping or planning activities by the independent auditor in connection with new or possible attest requirements so long as no formal engagement letter is signed prior to pre-approval by the Audit
           Committee and audit field work does not begin;

     2.    The individual project is not expected to and does not exceed
           $50,000 and/or the aggregate amount of all such services pending retroactive approval does not exceed $200,000;

     3.    Such services were not recognized at the time of the engagement to be non-audit services; and

     4.    Such services are brought to the attention of the Audit Committee or its designee at the next regularly scheduled meeting.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

              1.  Financial Statements....................................................................Page

                  Statements of Consolidated Stockholders' Equity (Deficit) and

              2.  Financial Statement Schedules

                  Financial statement schedules are inapplicable or the required information is included in the Consolidated Financial
                  Statements or the Notes thereto.

              3.  Exhibits

                  Reference is made to the Index of Exhibits immediately
                  preceding the exhibits hereto (beginning on page 109), which index is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

              On December 19, 2003, under Item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that it had executed a Memorandum of Understanding to sell its 90%
              interest in Volta Aluminium Company Limited ("Valco"), which owns and operates a primary aluminum smelter in Ghana, to the Republic of Ghana.

              On December 19, 2003, under Item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that it had been notified by the Pension Benefit Guaranty Corporation
              ("PBGC") that the PBGC intends to assume responsibility for the
              Kaiser Aluminum Salaried Employees Retirement Plan as of December
              17, 2003.

              No other Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003, however:

              On January 13, 2004, under Item 5, "Other Events" of Form 8-K, the
              Company filed a Current Report on Form 8-K reporting that it had filed three related motions with the U.S. Bankruptcy Court to enable it to substantially reduce or eliminate ongoing/future cash requirements for pension and post-retirement benefit plans.

              On January 21, 2004, under Item 5, "Other Events" of Form 8-K, the
              Company filed a Current Report on Form 8-K reporting that it had signed an agreement to sell its interest in Alumina Partners of
              Jamaica ("Alpart"), a partnership that owns bauxite mining operations and an alumina refinery in Jamaica, to Glencore AG.

              On February 4, 2004, under Item 5, "Other Events" of Form 8-K, the
              Company filed a Current Report on Form 8-K reporting that it had reached an agreement in principle with the United Steelworkers of
              America with regard to certain modifications to their labor agreements covering several of the Company's U.S. facilities and that the U.S. Bankruptcy Court had conditionally approved the agreement and the recently concluded agreements with the 1114
              Committee and the International Association of Machinists.

              On February 27, 2004, under Item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that it had reached an agreement to sell the Mead facility.

(c)           EXHIBITS

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 109), which index is incorporated herein by reference.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KAISER ALUMINUM & CHEMICAL CORPORATION

Date:  March 29, 2004        By:     /s/ Jack A. Hockema
                                         Jack A. Hockema
                                President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2004                /s/ Jack A. Hockema
                                         Jack A. Hockema
                                President, Chief Executive Officer and Director
                                     (Principal Executive Officer)

Date:  March 29, 2004                /s/ John T. La Duc
                                         John T. La Duc
                                Executive Vice President and
                                  Chief Financial Officer
                               (Principal Financial Officer)

Date:  March 29, 2004                /s/ Daniel D. Maddox
                                         Daniel D. Maddox
                                 Vice President and Controller
                               (Principal Accounting Officer)

Date:  March 29, 2004               /s/ George T. Haymaker, Jr.
                                        George T. Haymaker, Jr.
                                 Chairman of the Board and Director

Date:  March 29, 2004               /s/ Robert J. Cruikshank
                                        Robert J. Cruikshank
                                             Director

Date:  March 29, 2004               /s/ James T. Hackett
                                        James T. Hackett
                                            Director

Date:  March 29, 2004               /s/ Charles E. Hurwitz
                                        Charles E. Hurwitz
                                            Director

Date:  March 29, 2004               /s/ Ezra G. Levin
                                        Ezra G. Levin
                                            Director

Date:  March 29, 2004               /s/ John D. Roach
                                        John D. Roach
                                            Director

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
          No. 1-3605).

   4.1    Indenture, dated as of February 1, 1993, among Kaiser Aluminum &
          Chemical Corporation ("KACC"), as Issuer, Kaiser Alumina Australia
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
          1-9447).

   4.19   Third Amendment to Post-Petition Credit Agreement, Second Amendment to
          Post-Petition Pledge and Security Agreement and Consent of Guarantors,
          dated as of December 19, 2002, amending the Post-Petition Credit
          Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent
          (incorporated by reference to Exhibit 4.19 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No.
          1-9447).

   4.20   Fourth Amendment to Post-Petition Credit Agreement and Consent of
          Guarantors, dated as of March 17, 2003, amending the Post-Petition
          Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent
          (incorporated by reference to Exhibit 4.20 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No.
          1-9447).

   4.21   Waiver and Consent with Respect to Post-Petition Credit Agreement, dated October 9, 2002, among KAC, KACC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12,
          2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

   4.22   Second Waiver and Consent with respect to Post-Petition Credit
          Agreement, dated January 13, 2003, among KACC, KACC, the financial institutions party to the Post-Petition Credit Agreement, dated as of
          February 12, 2002, as amended, and Bank of America, N.A., as Agent
          (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No.
          1-9447).

   4.23   Waiver Letter with Respect to Post-Petition Credit Agreement, dated
          March 24, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by KAC, File No. 1-9447).

   4.24   Extension and Modification of Waiver Letter with Respect to
          Post-Petition Credit Agreement, dated May 5, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit
          Agreement, dated as of February 12, 2002, as amended, and Bank of
          America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to
          Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by KAC, File No. 1-9447).

   4.25   Fifth Amendment to Post-Petition Credit Agreement, dated June 6, 2003, amending the Post-Petition Credit Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America,
          N.A., as Agent (incorporated by reference to Exhibit 4.2 to Report on
          Form 10-Q for the quarterly period ended June 30, 2003, filed by KAC,
          File No. 1-9447).

   4.26   Sixth Amendment to Post-Petition Credit Agreement, dated August 1,
          2003, amending the Post-Petition Credit Agreement dated February 12,
          2002, among KACC, KAC, certain financial institutions and Bank of
          America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30,
          2003, filed by KAC, File No. 1-9447).

   4.27   Intercompany Note between KAC and KACC (incorporated by reference to
          Exhibit 10.10 to the Report on Form 10-K for the period ended December
          31, 1996, filed by MAXXAM Inc. ("MAXXAM"), File No. 1-3924).

   4.28   Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended
          December 31, 1996, filed by MAXXAM, File No. 1-3924).

   4.29   Amendment to Non-Negotiable Intercompany Note, dated as of December
          11, 2000, between KAC and KACC (incorporated by reference to Exhibit
          4.41 to the Report on Form 10-K for the period ended December 31,
          2000, filed by KAC, File No. 1-9447).

   4.30   Senior Subordinated Intercompany Note between KAC and KACC dated
          February 15, 1994 (incorporated by reference to Exhibit 4.22 to the
          Report on Form 10-K for the period ended December 31, 1993, filed by
          KAC, File No. 1-9447).

   4.31   Senior Subordinated Intercompany Note between KAC and KACC dated March
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
          Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended
          June 30, 1993, filed by KACC, File No. 1-3605).

   10.7   Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to
          Appendix A to the Proxy Statement, dated April 29, 1997, filed by KAC,
          File No. 1-9447).

   10.8   Non-Executive Chairman of the Boards Agreement, dated November 4,
          2002, among KAC, KACC and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

  *10.9   Non-Executive Chairman of the Boards Agreement, dated February 20,
          2004, among KAC, KACC and George T. Haymaker, Jr.

  10.10   Employment Agreement, dated October 1, 2001, between KACC and Edward
          F. Houff (incorporated by reference to Exhibit 10.13 to the Report on
          Form 10-K for the period ended December 31, 2002, filed by KAC, File
          No. 1-9447).

  10.11   Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive
          Plan to Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30,
          2000, filed by KAC, File No. 1-9447).

  10.12   Form of letter agreement with persons granted stock options under the
          Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC
          Common Stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC,
          File No. 1-9447).

  10.13   Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the Report on
          Form 10-Q for the quarterly period ended March 31, 1998, filed by KAC,
          File No. 1-9447).

  10.14   Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
          Incentive Plan (incorporated by reference to Exhibit 10.1 to the
          Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).

  10.15   Form of Stock Option Grant for options issued commencing January 1,
          2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).

  10.16   Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
          Incentive Plan (incorporated by reference to Exhibit 10.3 to the
          Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).

  10.17   The Kaiser Aluminum & Chemical Corporation Retention Plan, dated
          January 15, 2002 (the "January 2002 Retention Plan") (incorporated by reference to Exhibit 10.35 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).

  10.18   Retention Agreement for the January 2002 Retention Plan, dated January
          15, 2002, between KACC and Joseph A. Bonn (incorporated by reference to Exhibit 10.37 to the Report on Form 10-K for the year ended
          December 31, 2001, filed by KAC, File No. 1-9447).

  10.19   Retention Agreement for the January 2002 Retention Plan, dated January
          15, 2002, between KACC and John T. La Duc (incorporated by reference to Exhibit 10.38 to the Report on Form 10-K for the year ended
          December 31, 2001, filed by KAC, File No. 1-9447).

  10.20   The Kaiser Aluminum & Chemical Corporation Key Employee Retention
          Plan (effective September 3, 2002) (incorporated by reference to
          Exhibit 10.26 to the Report on Form 10-K for the period ended December
          31, 2002, filed by KAC, File No. 1-9447).

  10.21   Form of Retention Agreement for the Kaiser Aluminum & Chemical
          Corporation Key Employee Retention Plan (effective September 3, 2002)
          for John Barneson, Jack A. Hockema, Edward F. Houff and Harvey L.
          Perry (incorporated by reference to Exhibit 10.27 to the Report on
          Form 10-K for the period ended December 31, 2002, filed by KAC, File
          No. 1-9447).

  10.22   Form of Retention Agreement for the Kaiser Aluminum & Chemical
          Corporation Key Employee Retention Plan (effective September 3, 2002)
          for Joseph A. Bonn and John T. La Duc (incorporated by reference to
          Exhibit 10.28 to the Report on Form 10-K for the period ended December
          31, 2002, filed by KAC, File No. 1-9447).

  10.23   Form of Retention Agreement for the Kaiser Aluminum & Chemical
          Corporation Key Employee Retention Plan (effective September 3, 2002)
          for Certain Executive Officers (incorporated by reference to Exhibit
          10.29 to the Report on Form 10-K for the period ended December 31,
          2002, filed by KAC, File No. 1-9447).

  10.24   Kaiser Aluminum & Chemical Corporation Severance Plan (effective
          September 3, 2002) (incorporated by reference to Exhibit 10.30 to the
          Report on Form 10-K for the period ended December 31, 2002, filed by
          KAC, File No. 1-9447).

  10.25   Form of Severance Agreement for the Kaiser Aluminum & Chemical
          Corporation Severance Plan (effective September 3, 2002) for John
          Barneson, Jack A. Hockema, Edward F. Houff, Harvey L. Perry and
          Certain Other Executive Officers (incorporated by reference to Exhibit
          10.31 to the Report on Form 10-K for the period ended December 31,
          2002, filed by KAC, File No. 1-9447).

  10.26   Form of Kaiser Aluminum & Chemical Corporation Change in Control
          Severance Agreement for John Barneson, Jack A. Hockema and Edward F.
          Houff (incorporated by reference to Exhibit 10.32 to the Report on
          Form 10-K for the period ended December 31, 2002, filed by KAC, File
          No. 1-9447).

  10.27   Form of Kaiser Aluminum & Chemical Corporation Change in Control
          Severance Agreement for Harvey L. Perry and Certain Other Executive
          Officers (incorporated by reference to Exhibit 10.33 to the Report on
          Form 10-K for the period ended December 31, 2002, filed by KAC, File
          No. 1-9447).

    *21   Significant Subsidiaries of KAC.

  *31.1   Certification of Jack A. Hockema pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

  *31.2   Certification of John T. La Duc pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

  *32.1   Confirmation of Jack A. Hockema pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

  *32.2   Confirmation of John T. La Duc pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

------------------------
*     Filed herewith

Principal       Arizona
Domestic          Chandler
Operations          Fabricated Products
and             California
Administrative    Laguna Niguel
Offices             Administrative Offices
(Partial List)    Los Angeles (City of Commerce)
                    Fabricated Products
                Louisiana
                  Baton Rouge
                    Alumina Business Unit Offices(1)
                  Gramercy(1)
                    Alumina
                Michigan
                  Detroit (Southfield)
                    Automotive Product Development and
                    Sales
                Ohio
                  Newark
                    Fabricated Products
                Oklahoma
                  Tulsa
                    Fabricated Products
                South Carolina
                  Greenwood
                    Fabricated Products
                Tennessee
                  Jackson
                    Fabricated Products
                Texas
                  Houston
                    Corporate Headquarters
                  Sherman
                    Fabricated Products
                Virginia
                  Richmond
                    Fabricated Products
                Washington
                  Mead(1)
                    Primary Aluminum
                  Richland
                    Fabricated Products
                  Trentwood
                    Fabricated Products

Principal       Australia
Worldwide         Queensland Alumina Limited (20%)(1)
Operations          Alumina
(Partial List)  Canada
                  Kaiser Aluminum & Chemical of
                  Canada Limited (100%)
                    Fabricated Products
                Ghana
                  Volta Aluminium Company Limited (90%)(1)
                    Primary Aluminum
                Jamaica
                  Alumina Partners of Jamaica (65%)(1)
                    Bauxite, Alumina
                  Kaiser Jamaica Bauxite Company (49%)(1)
                    Bauxite
                Wales, United Kingdom
                  Anglesey Aluminium Limited (49%)(1)
                    Primary Aluminum

(1)     See Note 1 of Notes to Consolidated Financial Statements which contains information as to the possible sale of the Company interests in respect of these assets.