Form 10-Q
period 2004-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2004-05-17
CIK 54291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NUMBER 1-3605

                     KAISER ALUMINUM & CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-0928288
           (State of incorporation)                 (I.R.S. Employer Identification No.)

         5847 SAN FELIPE, SUITE 2500,                            77057-3268
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

                                 (713) 267-3777
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     At April 30, 2004, the registrant had 46,171,365 shares of Common Stock outstanding.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   14.2      $   35.9
  Receivables:
    Trade, less allowance for doubtful receivables of $10.9
      and $10.8.............................................     121.8         102.7
    Other...................................................      32.2          53.9
  Inventories...............................................     239.1         206.2
  Prepaid expenses and other current assets.................      31.5          32.5
                                                              --------      --------
    Total current assets....................................     438.8         431.2
Investments in and advances to unconsolidated affiliates....      62.0          57.0
Property, plant, and equipment -- net.......................     572.3         612.6
Other assets................................................     524.8         527.9
                                                              --------      --------
    Total...................................................  $1,597.9      $1,628.7
                                                              ========      ========
                     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise --
  Current liabilities:
    Accounts payable........................................  $  140.0      $  134.0
    Accrued interest........................................       1.5           1.0
    Accrued salaries, wages, and related expenses...........      46.7          52.2
    Accrued postretirement medical benefit
      obligation -- current portion.........................      21.7          32.5
    Other accrued liabilities...............................      56.3          46.1
    Payable to affiliates...................................      59.4          52.4
    Long-term debt -- current portion.......................       1.2           1.3
                                                              --------      --------
       Total current liabilities............................     326.8         319.5
  Long-term liabilities.....................................      75.2          75.1
  Long-term debt............................................      24.2          24.2
                                                              --------      --------
                                                                 426.2         418.8
Liabilities subject to compromise...........................   2,845.5       2,820.0
Minority interests..........................................     119.5         121.1
Commitments and contingencies
  Stockholders' equity (deficit):
    Preference stock........................................        .7            .7
    Common stock............................................      15.4          15.4
    Additional capital......................................   2,454.0       2,454.0
    Accumulated deficit.....................................  (1,965.6)     (1,901.7)
    Accumulated other comprehensive income (loss)...........    (106.1)       (107.9)
    Less: Note receivable from parent.......................  (2,191.7)     (2,191.7)
                                                              --------      --------
       Total stockholders' equity (deficit).................  (1,793.3)     (1,731.2)
                                                              --------      --------
         Total..............................................  $1,597.9      $1,628.7
                                                              ========      ========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Net sales...................................................  $367.6   $339.4
                                                              ------   ------
Costs and expenses:
  Cost of products sold.....................................   351.4    354.7
  Depreciation and amortization.............................    11.6     19.3
  Selling, administrative, research and development, and
     general................................................    21.1     24.6
  Other operating charges (benefits), net...................    31.5     (8.2)
                                                              ------   ------
     Total costs and expenses...............................   415.6    390.4
                                                              ------   ------
Operating loss..............................................   (48.0)   (51.0)
Other income (expense):
  Interest expense (excluding unrecorded contractual
     interest expense of $23.7 for both quarters)...........    (2.4)    (2.6)
  Reorganization items......................................    (8.6)    (7.4)
  Other -- net..............................................      --     (1.3)
                                                              ------   ------
Loss before income taxes and minority interests.............   (59.0)   (62.3)
Provision for income taxes..................................    (6.9)    (4.7)
Minority interests..........................................     2.0      1.9
                                                              ------   ------
Net loss....................................................  $(63.9)  $(65.1)
                                                              ======   ======

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                ACCUMULATED
                                                                                   OTHER          NOTE
                                                                               COMPREHENSIVE   RECEIVABLE
                              PREFERENCE   COMMON   ADDITIONAL   ACCUMULATED      INCOME          FROM
                                STOCK      STOCK     CAPITAL       DEFICIT        (LOSS)         PARENT       TOTAL
                              ----------   ------   ----------   -----------   -------------   ----------   ---------
BALANCE, December 31,
  2003......................     $.7       $15.4     $2,454.0     $(1,901.7)      $(107.9)     $(2,191.7)   $(1,731.2)
  Net loss..................      --          --           --         (63.9)           --             --        (63.9)
  Unrealized net increase in
    value of derivative
    instruments arising
    during the period.......      --          --           --            --           1.3             --          1.3
  Reclassification
    adjustment for net
    realized losses on
    derivative instruments
    included in net loss....      --          --           --            --            .5             --           .5
                                                                                                            ---------
  Comprehensive income
    (loss)..................      --          --           --            --            --             --        (62.1)
                                 ---       -----     --------     ---------       -------      ---------    ---------
BALANCE, March 31, 2004.....     $.7       $15.4     $2,454.0     $(1,965.6)      $(106.1)     $(2,191.7)   $(1,793.3)
                                 ===       =====     ========     =========       =======      =========    =========

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                ACCUMULATED
                                                                                   OTHER          NOTE
                                                                               COMPREHENSIVE   RECEIVABLE
                              PREFERENCE   COMMON   ADDITIONAL   ACCUMULATED      INCOME          FROM
                                STOCK      STOCK     CAPITAL       DEFICIT        (LOSS)         PARENT       TOTAL
                              ----------   ------   ----------   -----------   -------------   ----------   ---------
BALANCE, December 31,
  2002......................     $.7       $15.4     $2,454.8     $(1,113.6)      $(243.9)     $(2,191.7)   $(1,078.3)
  Net loss..................                  --           --         (65.1)           --             --        (65.1)
  Unrealized net decrease in
    value of derivative
    instruments arising
    during the period.......                  --           --            --          (1.0)            --         (1.0)
  Reclassification
    adjustment for net
    realized gains on
    derivative instruments
    included in net loss....                  --           --            --           (.3)            --          (.3)
                                                                                                            ---------
  Comprehensive income
    (loss)..................                               --            --            --             --        (66.4)
  Restricted stock
    cancellations...........                              (.6)           --            --             --          (.6)
  Restricted stock
    accretion...............                  --           .2            --            --             --           .2
                                 ---       -----     --------     ---------       -------      ---------    ---------
BALANCE, March 31, 2003.....     $.7       $15.4     $2,454.4     $(1,178.7)      $(245.2)     $(2,191.7)   $(1,145.1)
                                 ===       =====     ========     =========       =======      =========    =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Cash flows from operating activities:
  Net loss..................................................  $(63.9)  $(65.1)
  Adjustments to reconcile net loss to net cash (used)
     provided by operating activities:
     Depreciation and amortization (including deferred
      financing costs of $1.1 and $1.2, respectively).......    12.7     20.5
     Non-cash charges: impairment charge in 2004 and
      restructuring charges in 2003.........................    33.0       .8
     Gain on sale of Tacoma facility........................      --     (9.5)
     Equity in earnings of unconsolidated affiliates, net of
      distributions.........................................    (5.0)    (4.1)
     Minority interests.....................................    (2.0)    (1.9)
     Decrease (increase)in trade and other receivables......     2.5    (13.3)
     (Increase) decrease in inventories.....................   (34.1)     7.3
     Decrease (increase) in prepaid expenses and other
      current assets........................................     2.0     (1.2)
     Increase in accounts payable and accrued interest......     6.5     12.6
     Increase in other accrued liabilities..................     1.0      5.4
     Increase in payable to affiliates......................     7.1      3.1
     Increase (decrease) in accrued and deferred income
      taxes.................................................     5.0    (24.0)
     Net cash impact of changes in long-term assets and
      liabilities...........................................     8.4     12.0
     Other..................................................      .8      3.2
                                                              ------   ------
       Net cash used by operating activities................   (26.0)   (54.2)
                                                              ------   ------
Cash flows from investing activities:
  Net proceeds from dispositions: primarily Tacoma facility
     and interests in office building complex in 2003.......     7.4     74.4
  Capital expenditures......................................    (2.9)    (9.0)
                                                              ------   ------
       Net cash provided by investing activities............     4.5     65.4
                                                              ------   ------
Cash flows from financing activities:
  Financing costs, primarily DIP Facility related...........     (.2)     (.2)
                                                              ------   ------
       Net cash used by financing activities................     (.2)     (.2)
                                                              ------   ------
Net (decrease) increase in cash and cash equivalents during
  the period................................................   (21.7)    11.0
Cash and cash equivalents at beginning of period............    35.9     78.7
                                                              ------   ------
Cash and cash equivalents at end of period..................  $ 14.2   $ 89.7
                                                              ======   ======
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest of $.1 and $.4,
     respectively...........................................  $   .7   $   .7
  Income taxes paid.........................................     1.1     28.6

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         (IN MILLIONS OF DOLLARS, EXCEPT PRICES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty Corporation ("PBGC") primarily as a result of the Company's failure to meet a $17.0 accelerated funding requirement to its salaried employee retirement plan in January 2003 (see Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information regarding the accelerated funding requirement). The filing of the Cases by the Additional Debtors had no impact on the Company's day-to-day operations.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein.

     All Debtors. Two creditors' committees, one representing the unsecured creditors (the "UCC") and the other representing the asbestos claimants (the "ACC"), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees") with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the legal representative for potential future asbestos claimants (the "Futures' Representative") that has been appointed in the Cases, will play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures' Representative, including those of their counsel and other advisors.

     As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. The Debtors have pending a motion to extend exclusivity through May 31, 2004 for KAAC, KJC and AJI and June 30, 2004 for the remaining Debtors. By filing the motion to extend the exclusivity period, the period is automatically extended until the May 18, 2004 Court hearing date. As the Debtors' motion to extend the exclusivity period was agreed to by the UCC in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that most, if not all, of these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, KAII, KACOCL, KBC, Bellwood, KATSI and KFC) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those entities holding claims against the Company also have claims against certain Company subsidiaries that own the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against each of AJI and KJC, which own the Company's interests in Alumina Partners of Jamaica ("Alpart"), and KAAC, which owns the Company's interests in Queensland Alumina Limited ("QAL"), as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated Notes. Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company (referred to as "Controlled Group Members"). Controlled Group

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by the Company. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the PBGC.

     In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany Agreement"). The proposed Intercompany Agreement would also release or resolve substantially all other pre-and post-petition intercompany claims between the Debtors. The proposed Intercompany Agreement, if finalized substantially in its current form, would provide, among other things, for payments of cash by AJI, KJC and KAAC to the Company of $85.0 in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 plus accrued and unpaid interest and fees paid by KACC to retire Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for (1) any net cash flows collected by or funded by the Company between the effective date of the proposed Intercompany Agreement and the earlier of (a) AJI's, KJC's and KAAC's emergence from Chapter 11 or (b) the sale of AJI's, KJC's and KAAC's respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to the Company's agreement to sell its interests in Alpart, if consummated. The proposed Intercompany Agreement calls for such payments to be made to the Company at the earlier of the sale of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter
11. The Company expects that, all such payments under the proposed Intercompany Agreement, other than $28.0 to be paid to the Company upon the sale of Alpart and any amounts paid by the Company in respect of retiring the Alpart-related debt, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities will be secured by liens. There are still a number of issues with respect to the proposed Intercompany Agreement that must be satisfactorily resolved. The Intercompany Agreement once finalized will be subject to Court approval. Discussions are ongoing between the Company, the UCC, the ACC and the Futures' Representative in an attempt to make the terms of the proposed Intercompany Agreement acceptable to each of the groups. The Company is targeting to have the Court consider the proposed Intercompany Agreement at the regularly scheduled June 2004 omnibus hearing. However, no assurances can be provided that the issues can be resolved within the time frame necessary to submit the Intercompany Agreement to the Court under that time frame.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 to $120.0. The Company currently expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 5). If payments under the proposed Intercompany Agreement together with liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and some or all of its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the Company's Board of Directors and in consultation with the UCC, the ACC and the Futures' Representative, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) the Company's Gramercy alumina refinery and Kaiser Jamaica Bauxite Company ("KJBC"). The possible sale of the Debtors' interests in respect of Gramercy and KJBC was explored jointly given their significant integration. More recently, the Company also began the process of exploring the possible sale of its 20% interest in and related to QAL. While the Company believes that the QAL-related interests are likely to be its most valuable commodity asset and expects that there are or will be a number of parties interested in acquiring such interests, no assurances can be given that any such sale will occur.

     In exploring the sale of its interests in and related to the commodity assets, the Debtors, through their advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received represented reasonable indications of value ("Qualified Bids"). Potential bidders ("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a Qualified Bid and to submit definitive proposals.

     The Debtors reviewed the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representative, and other key constituencies, determined with which Qualified Bidders the Debtors would pursue further negotiations. See Note 4 for a discussion of subsequent developments regarding potential dispositions of Alpart, Valco and Gramercy/KJBC.

     As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, through the third quarter of 2003, the Company still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

constituents, the Company concluded that dispositions of Alpart, Valco and Gramercy/KJBC were likely and, therefore, that recoverability should be evaluated differently at December 31, 2003 and subsequent periods. The change in evaluation methodology was required because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

     The Company ultimately concluded that no impairment of its interests in and related to Alpart was appropriate based on its updated expectation that the sale of the Company's interests in Alpart would result in a pre-tax gain (see Note
4). By contrast, based on the Company reaching a financial agreement in early May 2004 with the Government of Ghana ("GoG") in respect of the sale of its interests in and related to Valco, the Company determined that it should impair its interests in and related to Valco to the amount of the expected proceeds to be received from the GoG. As a result, as of March 31, 2004, KACC recorded a non-cash charge of approximately $33.0 (see Note 4). Additionally, in evaluating the recoverability of the Company's basis in Gramercy/KJBC, the Company recorded an impairment charge of approximately $368.0 in the fourth quarter of 2003 because all offers received for such assets were substantially below the carrying value of the assets (see Note 4). The actual amount of gain or loss if and when the potential sales of Valco and Gramercy/KJBC are consummated may differ from these amounts as a result of closing adjustments, changes in economic circumstances and other matters.

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

     Upon emergence from the Cases, the Company expects to apply "fresh start" accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending asset sales and liabilities subject to compromise

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

(that will be relieved upon emergence), meaningful comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.

     Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2004

                                                                     CONSOLIDATION/
                                                                      ELIMINATION
                                            DEBTORS    NON-DEBTORS      ENTRIES       CONSOLIDATED
                                           ---------   -----------   --------------   ------------
Current assets...........................  $   343.0     $ 95.8         $    --        $   438.8
Investments in subsidiaries and
  affiliates.............................      368.7         .2          (306.9)            62.0
Intercompany receivables (payables),
  net....................................      (81.7)      81.7              --               --
Property and equipment, net..............      228.5      343.8              --            572.3
Other assets.............................      517.4        7.4              --            524.8
                                           ---------     ------         -------        ---------
                                           $ 1,375.9     $528.9         $(306.9)       $ 1,597.9
                                           =========     ======         =======        =========
Liabilities not subject to compromise --
  Current liabilities....................  $   248.1     $ 80.7         $  (2.0)       $   326.8
  Long-term liabilities..................       75.6       23.8              --             99.4
Liabilities subject to compromise........    2,845.5         --              --          2,845.5
Minority interests.......................         --      104.5            15.0            119.5
Stockholders' equity (deficit)...........   (1,793.3)     319.9          (319.9)        (1,793.3)
                                           ---------     ------         -------        ---------
                                           $ 1,375.9     $528.9         $(306.9)       $ 1,597.9
                                           =========     ======         =======        =========

     For condensed consolidating balance sheets of the Debtors and non-Debtors as of December 31, 2003, see Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                     CONSOLIDATION/
                                                                      ELIMINATION
                                             DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                             -------   -----------   --------------   ------------
Net sales..................................  $345.4      $ 22.2          $  --           $367.6
                                             ------      ------          -----           ------
Costs and expenses --
  Operating costs and expenses.............   352.4        31.7             --            384.1
  Other operating charges (benefits),
     net...................................     (.2)       31.7             --             31.5
                                             ------      ------          -----           ------
                                              352.2        63.4             --            415.6
                                             ------      ------          -----           ------
Operating loss.............................    (6.8)      (41.2)            --            (48.0)
Interest expense...........................    (2.0)        (.4)            --             (2.4)
All other income (expense), net............   (11.6)         .1            2.9             (8.6)
Income tax and minority interests..........    (8.5)        3.6             --             (4.9)
Equity in income of subsidiaries...........   (35.0)         --           35.0               --
                                             ------      ------          -----           ------
Net loss...................................  $(63.9)     $(37.9)         $37.9           $(63.9)
                                             ======      ======          =====           ======

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                     CONSOLIDATION/
                                                                      ELIMINATION
                                             DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                             -------   -----------   --------------   ------------
Net sales..................................  $315.3      $ 33.7          $(9.6)          $339.4
                                             ------      ------          -----           ------
Costs and expenses --
  Operating costs and expenses.............   363.2        45.0           (9.6)           398.6
  Other operating charges (benefits),
     net...................................    (8.2)         --             --             (8.2)
                                             ------      ------          -----           ------
                                              355.0        45.0           (9.6)           390.4
                                             ------      ------          -----           ------
Operating income (loss)....................   (39.7)      (11.3)            --            (51.0)
Interest expense...........................    (2.3)        (.3)            --             (2.6)
All other income (expense), net............   (11.8)         .4            2.7             (8.7)
Income tax and minority interests..........    (7.0)        4.2             --             (2.8)
Equity in income of subsidiaries...........    (4.3)         --            4.3               --
                                             ------      ------          -----           ------
Net loss...................................  $(65.1)     $ (7.0)         $ 7.0           $(65.1)
                                             ======      ======          =====           ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                      CONSOLIDATION/
                                                                       ELIMINATION
                                              DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                              -------   -----------   --------------   ------------
Net cash provided (used) by:
  Operating activities......................  $(27.3)      $ 1.3          $  --           $(26.0)
  Investing activities......................     5.7        (1.2)            --              4.5
  Financing activities......................     (.2)         --             --              (.2)
                                              ------       -----          -----           ------
Net decrease in cash and cash equivalents...   (21.8)         .1             --            (21.7)
Cash and cash equivalents, beginning of
  period....................................    35.2          .7             --             35.9
                                              ------       -----          -----           ------
Cash and cash equivalents, end of period....  $ 13.4       $  .8          $  --           $ 14.2
                                              ======       =====          =====           ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                     CONSOLIDATION/
                                                                      ELIMINATION
                                             DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                             -------   -----------   --------------   ------------
Net cash provided (used) by:
  Operating activities.....................  $(61.3)      $ 7.1          $  --           $(54.2)
  Investing activities.....................    72.1        (6.7)            --             65.4
  Financing activities.....................     (.2)         --             --              (.2)
                                             ------       -----          -----           ------
Net increase in cash and cash
  equivalents..............................    10.6          .4             --             11.0
Cash and cash equivalents, beginning of
  period...................................    77.6         1.1             --             78.7
                                             ------       -----          -----           ------
Cash and cash equivalents, end of period...  $ 88.2       $ 1.5          $  --           $ 89.7
                                             ======       =====          =====           ======

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The amounts subject to compromise at March 31, 2004 and December 31, 2003 consisted of the following items:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Items, absent the Cases, that would have been considered
  current:
  Accounts payable..........................................  $   50.9      $   50.8
  Accrued interest..........................................      47.5          47.5
  Accrued salaries, wages and related expenses(1)...........     159.0         159.0
  Accrued postretirement medical obligation(2)..............      43.4          32.5
  Other accrued liabilities (including asbestos liability of
     $130.0 -- Note 7)......................................     155.9         148.0
Items, absent the Cases, that would have been considered
  long-term:
  Accrued pension benefits..................................     294.6         289.0
  Accrued postretirement medical obligation(2)..............     653.5         652.4
  Long-term liabilities(3)..................................     592.5         592.6
  Debt (Note 5).............................................     848.2         848.2
                                                              --------      --------
                                                              $2,845.5      $2,820.0
                                                              ========      ========

---------------

(1) Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts as of March 31, 2004 and December 31, 2003 include approximately $100.0 associated with estimated special liquidity and other pension contributions that were not made. As previously disclosed, the Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information about non-payment of pension contributions.

(2) In February 2004, the Company concluded an agreement with the 1114 Committee and union representatives that represent the vast majority of the hourly employees that provides for the termination of the existing salaried and hourly postretirement benefit plans, subject to certain conditions. The Company has included postretirement medical obligations expected to be paid through May 31, 2004 in the accompanying balance sheets at March 31, 2004 and December 31, 2003, as liabilities not subject to compromise. Such amounts total $21.7 at March 31, 2004 and $32.5 at December 31, 2003 (see
    Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information about termination of postretirement benefit plans).

(3) Long-term liabilities include hearing loss claims of $15.8 at March 31, 2004 and December 31, 2003 (see Note 7), environmental liabilities of $43.0 at March 31, 2004 and December 31, 2003 (see Note 7) and asbestos liabilities of $480.1 at March 31, 2004 and December 31, 2003 (see Note 7).

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarters ended March 31, 2004 and 2003, reorganization items were as follows:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2004     2003
                                                              -----    -----
Professional fees...........................................  $8.3     $7.6
Interest income.............................................   (.1)     (.2)
Other.......................................................    .4       --
                                                              ----     ----
                                                              $8.6     $7.4
                                                              ====     ====

2.  GENERAL

     This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Additionally, as discussed above (see Financial Statement Presentation), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the March 31, 2004 financial statements to the financial statements of the entity upon emergence.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     See Notes 2 and 8 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information regarding derivative financial instruments.

3.  INVENTORIES

     The classification of inventories is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Fabricated products --
  Finished products.........................................   $ 23.9        $ 27.8
  Work in process...........................................     45.6          30.1
  Raw materials.............................................     28.9          22.8
  Operating supplies and repairs and maintenance parts......     11.9          11.7
                                                               ------        ------
                                                                110.3          92.4
                                                               ------        ------
Commodities --
  Bauxite and alumina.......................................     64.0          46.1
  Primary aluminum..........................................       .1            .1
  Work in process...........................................      4.1           4.1
  Operating supplies and repair and maintenance parts.......     60.6          63.5
                                                               ------        ------
                                                                128.8         113.8
                                                               ------        ------
                                                               $239.1        $206.2
                                                               ======        ======

     Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

     Inventories at March 31, 2004, have been reduced by a net charge of $1.2 (included in Other operating charges (benefits), net -- see Note 9) to write-down certain alumina inventories to their estimated net realizable value as a result of the Company's possible sale of its interests in and related to Valco (see Note 4).

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

4.  PROPERTY, PLANT, AND EQUIPMENT

     The major classes of property, plant, and equipment are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Land and improvements.......................................  $  129.4     $   128.7
Buildings...................................................     163.4         163.4
Machinery and equipment.....................................   1,325.2       1,355.2
Construction in progress....................................      26.9          26.7
                                                              --------     ---------
                                                               1,644.9       1,674.0
Accumulated depreciation....................................  (1,072.6)     (1,061.4)
                                                              --------     ---------
Property, plant, and equipment, net.........................  $  572.3     $   612.6
                                                              ========     =========

     The following discusses the divestiture activities of certain of the Company's commodity assets during the quarters ended March 31, 2004 and 2003.

  2004 --

     - As previously disclosed, the Company entered into an agreement in January 2004 to sell its interest in Alpart. Net proceeds from the sale pursuant to the agreement would, at a minimum, have been in the range of $160.0 to $170.0, subject to certain closing and post-closing adjustments. However, such purchase price could have increased, possibly significantly, depending on what, if any, alumina sales contracts were transferred to the buyer as a part of the transaction. In February 2004, another potential purchaser filed certain objections with the Court in respect of the January 2004 sales agreement and stated that it was willing to bid significantly more than the other party for the Company's interests in and related to Alpart. In March 2004, the Court terminated the January 2004 contract and ordered that an auction be held during April 2004 in respect of the possible sale of the Company's interests in and related to Alpart. As a result of the auction and after consultation with the UCC and others, the Company entered into an agreement with the successful bidder to sell its interest in Alpart for a base purchase price of $295.0 plus certain adjustments, which are expected to be in the range of $20.0. The transaction is expected to result in a gross sales price in the range of $315.0 and a pre-tax gain of approximately $100.0. The agreement was approved by the Court in April 2004. As previously disclosed, under Alpart's existing partnership arrangement, its partner retains the right for 30 days from date of Court approval to purchase the Company's interest in Alpart at the price in the agreement approved by the Court. The Company has targeted a closing date for the transaction near the end of the second quarter of 2004. The Company currently expects that the proceeds from the sale will be held in escrow pending the completion and approval by the Court of a DIP Facility amendment (see Note 5) and the Intercompany Agreement (see Note 1). However, no assurances can be provided as to the actual timing of the transaction or whether the sale will actually be completed on the terms outlined above.

     - The Company believes that an agreement to sell its interests in the Gramercy facility and KJBC will be signed and filed with the Court in the very near future. Net proceeds from the sale are expected to be in the $20.0 range, a substantial portion of which may be used to satisfy transaction related costs and obligations. The Company expects that, if the agreement is finalized, it would likely be submitted to the Court for consideration in the second quarter of 2004. While the potential sale of Gramercy/KJBC has not yet been approved by the Court and, therefore, may not ultimately occur or may close under

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

       different terms and conditions, the Company determined that the fair value of its interests in Gramercy/KJBC was below the carrying value of the assets because all offers received for such assets were substantially below the carrying value of the assets. Accordingly, the Company adjusted the carrying value of its interest in Gramercy/KJBC to their estimated fair value, which resulted in a fourth quarter 2003 non-cash impairment charge of approximately $368.0. Previously, the Company had evaluated the book value of its interests of the Gramercy/KJBC assets on a "hold and use" basis assuming a normal economic life for the facility and more normal market conditions than have recently existed and such analysis indicated that no impairment charge was required. Final adjustments to the carrying value of the Gramercy facility and KJBC assets may cause the actual loss from the sale of the Company's interest in and related to the Gramercy facility and KJBC, if consummated, to vary from the impairment charge.

     - As more fully discussed in Note 14 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, during 2003, the Company and Valco participated in extensive negotiations with the GoG and the Volta River Authority ("VRA") regarding the power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding ("MOU") in December 2003 pursuant to which the Company would sell its 90% interest in and related to Valco to the GoG for consideration of between $35.0 and $100.0, plus assumption of all of the Company's related liabilities and obligations. The MOU contemplated that the transaction would close by April 30, 2004. The consideration was to be paid in 2004 and beyond. During 2004, assuming the $35.0 minimum consideration, the GoG was to pay $7.0 in cash to the Company and $18.0 in cash to Valco, thereby reducing the Company's funding to Valco. The remainder of the consideration (a minimum of $10.0) was to be paid in cash to the Company over a four-year period from the closing date. The GoG obligation to the Company was to be guaranteed by the Bank of Ghana. However, as of April 30, 2004, the GoG had only paid $5.0 of the $18.0 that was due to Valco under the MOU and the $7.0 escrow payment to the Company had not been funded. The Company met with the GoG in early May 2004 and reached a new financial agreement. Under the revised financial terms, $13.0 was to be put into escrow by the GoG by May 14, 2004. As of May 14, 2004, the Company was informed that $12.0 of the $13.0 had been paid into the escrow account. The $13.0 amount is to be paid to the Company as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.0) which the GoG was to assume under the original MOU. The Company and the GoG are targeting a closing for the transaction in July 2004, subject to a number of conditions including the approval by the Ghanaian parliament. No assurance can be made as to when or if the transaction will close under the revised terms. However, as the revised purchase price is well below the Company's recorded value for Valco and given the increased likelihood of a closing and the payment by the GoG of the escrow amount, the Company determined that it should impair its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds. As such, the Company recorded a non-cash impairment charge of approximately $33.0 (included in Other operating charges (benefits), net -- see Note 9). The actual amount of loss if and when the potential sale of the Company's interests in and related to Valco is consummated may differ from the above amount as a result of closing adjustments, changes in economic circumstances and other matters.

     - In February 2004, the Company entered into an agreement to sell the Mead facility and certain related property in connection with which it would receive net cash proceeds of approximately $3.0 and the buyer would assume certain site-related liabilities. The sale of the Mead property was subject to an auction to determine if a higher value could be obtained. The auction bidding procedures were

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

       approved by the Court in March 2004. As a result of the auction and after consultation with the UCC and others, the Company entered into an agreement with the successful bidder to sell the Mead facility and certain related property for approximately $7.4 plus assumption of certain site-related liabilities. The Company expects that the sale will result in net proceeds in the range of $5.0 to $6.0 and a pre-tax gain of approximately $20.0. While the Company expects the sale to be approved by the Court and close during the second quarter of 2004, certain objections have been filed by third parties to the proposed sale and it is unclear what impact these objections may have on the sales process. No assurances can be given that the sale will be completed under the items outlined above. Additionally, it is possible that all or some portion of the proceeds from the sale may need to be held in escrow until emergence from the Chapter 11 proceedings for the benefit of the holders of the 7.6% solid waste disposal revenue bonds (see Note 5).

     - In March 2004, the Company completed the sale of certain non-operating land that was adjacent to the Mead facility. Net proceeds from the sale were approximately $7.4. The pre-tax impact of the sale was deferred at March 31, 2004 pending the finalization of the sale of the Mead facility and transfer of the site-related liabilities.

  2003 --

     - In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma (the "Port"). Gross proceeds from the sale, before considering approximately $4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in February 2003. The sale resulted in a pre-tax gain of approximately $9.5 (which amount was reflected in Other operating charges (benefits), net -- see Note 9). The operating results of the Tacoma facility for 2004 and 2003 have not been reported as discontinued operations in the accompanying Statements of Consolidated Income (Loss) because such amounts were not material. The Tacoma facility's operating loss for the quarter ended March 31, 2003 before considering the gain on the sale and any income tax impact was not material.

     - The Company had a long-term liability, net of estimated subleases income, on an office complex in Oakland, California, in which the Company had not maintained offices for a number of years, but for which it was responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The Company also held an investment in certain notes issued by the owners of the building (which were included in Other Assets). In October 2002, the Company entered into a contract to sell its interests and obligations in the office complex. As the contract amount was less than the asset's net carrying value (included in Other assets), the Company recorded a non-cash impairment charge in 2002 of approximately $20.0. The sale was approved by the Court in February 2003 and closed in March 2003. Net cash proceeds were approximately $61.1.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5.  LONG-TERM DEBT

     Debt consists of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Secured:
  Post-Petition Credit Agreement............................   $   --        $   --
  8 1/4% Alpart CARIFA Loans due 2007.......................     22.0          22.0
  7.6% Solid Waste Disposal Revenue Bonds due 2027..........      1.0           1.0
  Other borrowings (fixed rate).............................      2.4           2.5
Unsecured or Undersecured:
  9 7/8% Senior Notes due 2002, net.........................    172.8         172.8
  10 7/8% Senior Notes due 2006, net........................    225.0         225.0
  12 3/4% Senior Subordinated Notes due 2003................    400.0         400.0
  7.6% Solid Waste Disposal Revenue Bonds due 2027..........     18.0          18.0
  Other borrowings (fixed and variable rates)...............     32.4          32.4
                                                               ------        ------
Total.......................................................    873.6         873.7
Less -- Current portion.....................................      1.2           1.3
        Pre-Filing Date claims included in subject to
          compromise (i.e. unsecured debt) (Note 1).........    848.2         848.2
                                                               ------        ------
Long-term debt..............................................   $ 24.2        $ 24.2
                                                               ======        ======

     Post-Petition Credit Agreement. On February 12, 2002, the Company and Kaiser entered into the DIP Facility with a group of lenders for debtor-in-possession financing. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional Debtors' assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 13, 2005, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $285.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and an amortizing fixed asset subcomponent, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of the Company. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option. As of March 31, 2004, $132.1 was available to the Company under the DIP Facility (of which up to $79.5 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.

     The DIP Facility requires the Company to comply with certain covenants and places restrictions on the Company's, Kaiser's and the Company's subsidiaries' ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

     During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and for all measurement periods through May 31, 2004 and accordingly, the Company will likely not have to comply with the covenant until June 30, 2004. The Company is currently working with the DIP Facility lenders to complete an amendment that is

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the Company's interests in Alpart, QAL, Gramercy/KJBC and Valco within certain parameters and (3) reduce the availability of the fixed asset subcomponent of the borrowing base to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities.

     While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0-$100.0 range and that such amount should be adequate to support the Company's liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for submission to the Court in May 2004, no assurances can be given in this regard.

     The Company is also discussing a limited consent and waiver with the DIP Facility lenders in case completion of the aforementioned amendment is delayed. The limited consent and waiver would, among other things (1) allow the Company to complete the sale of its interests in and related to Alpart provided that the proceeds are escrowed and are subject to the lenders' administrative super priority claim until the amendment is completed, (2) extend the waiver of the financial covenant through the June 30, 2004 measurement date and (3) waive the current DIP Facility requirement that any proceeds from the sale of Alpart reduce the fixed asset subcomponent of the borrowing base.

     While the Company believes it will be successful in either obtaining the above-described amendment or limited consent and waiver, no assurances can be provided in this regard.

     8 1/4% Alpart CARIFA Loans. In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA"). As of March 31, 2004, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $23.5. KACC was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

     Pursuant to the CARIFA loan agreement, the Alpart CARIFA financing would have to be repaid at time of closing of the sale if the Company completes the previously disclosed sale of its interests in Alpart (see Notes 1 and 4). However, such repayment would have an essentially neutral effect on the Company's liquidity as, upon any such payment, the Company's letter of credit obligation under the DIP Facility securing the loans would be cancelled.

     7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the "Solid Waste Bonds") are secured by certain (but not all) of the facilities and equipment at the curtailed Mead facility (see Note 4 for a discussion of the pending sale of the Mead facility). The Company currently believes that it is likely that the value of the collateral securing the Solid Waste Bonds is insufficient for full recovery of the bondholders' claim. The Company estimates the value of the collateral to be in the $1.0 range. As a result, the Company has reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1).

6.  INCOME TAXES

     The income tax provisions of $6.9 and $4.7 for the quarters ended March 31, 2004 and 2003, respectively, relate primarily to foreign income taxes. For the quarters ended March 31, 2004 and 2003, as a result of the

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2004 and 2003 were fully offset by increases in valuation allowances. See Note 8 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

7.  COMMITMENTS AND CONTINGENCIES

     Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with its plan of reorganization.

     Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 8), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments as of March 31, 2004, was $60.0 which amount matures in varying amounts during the 2005 to 2008 period. The Company's share of QAL's debt increased by approximately $8.0 during 2003 as additional drawdowns on QAL financing (the Company's share $40.0) more than offset the Company's share ($32.0) of QAL's debt principal payment. During July 2002, the Company made payments of approximately $29.5 to QAL to fund the Company's share of QAL's scheduled debt maturities. The Company's share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70-$100 over the past three years. However, as discussed more fully in Note 1, the Company is considering the possibility of selling its interests in QAL. If the Company's interest in QAL were to be sold, the Company believes that the Company's obligations in respect of its share of QAL's debt would be assumed by the buyer. The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

     Minimum rental commitments under operating leases at December 31, 2003, are as follows: years ending December 31, 2004 -- $7.5; 2005 -- $4.7; 2006 -- $2.1;
2007 - $.3; 2008 -- $.2; thereafter -- $.7. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no final decisions have been made as to which significant leases will be accepted or rejected (see Note 1). Rental expenses were $15.2, $38.3 and $41.0, for the years ended December 31, 2003, 2002 and 2001, respectively.

     Environmental Contingencies. The Company and Kaiser are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 2004, the balance of such accruals was $82.2 (of which $43.0 was included in Liabilities subject to compromise -- see Note 1). These environmental accruals represent the

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Company's estimate of costs reasonably expected to be incurred in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions would be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $25.4 in 2004, $2.2 to $4.3 per year for the years 2005 through 2008 and an aggregate of approximately $45.7 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2008 balance because such amounts are expected to be settled solely in connection with the Debtors' plan or plans of reorganization.

     The March 31, 2004 accrual balance includes approximately $23.2 that was provided during the third quarter of 2003. Approximately $20.2 of the amount provided in the third quarter of 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of the Company's environmental exposure at a number of non-owned sites. Under this agreement, among other things, the Company agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded in the third quarter of 2003 the portion of the $20.2 accrual that relates to locations with active operations ($15.7) in Other operating charges, net. The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years was recorded in the third quarter of 2003 in Other income (expense).

     During September 2003, the Company also provided additional accruals totaling approximately $3.0 associated with certain Company-owned properties with no current operations (recorded in the third quarter of 2003 in Other income (expense)). These additional accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. The additional accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.6 (a majority of which are estimated to relate to owned sites that are likely not subject to compromise). As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. However, no amounts have been accrued in the financial statements with respect to such potential recoveries.

     Other Environmental Matters. During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect of the Company's Trentwood facility in the State of Washington. The Company is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood's compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental laws and requirements at the

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company's or Kaiser's financial statements.

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

     The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At March 31, 2004, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at March 31, 2004, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of the Company's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

timely and appropriate payments from its insurers is critical to a successful plan of reorganization and the Company's long-term liquidity.

     The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Liability...................................................   $610.1        $610.1
Receivable (included in Other assets)(1)....................    463.6         465.4
                                                               ------        ------
                                                               $146.5        $144.7
                                                               ======        ======

---------------

(1) The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of March 31, 2004 and December 31, 2003, $4.3 and $6.1, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

                                                              QUARTER ENDED    INCEPTION
                                                              MARCH 31, 2004    TO DATE
                                                              --------------   ---------
Payments made, including related legal costs................       $ --         $(355.7)
Insurance recoveries........................................        1.8           265.3
                                                                   ----         -------
                                                                   $1.8         $ (90.4)
                                                                   ====         =======

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

     The Company has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

the Court. In accordance with the Court approval, the insurers are to pay certain amounts, pursuant to the terms of an escrow agreement, into a fund (the "Escrow Fund") in which the Company has no interest, but which amounts will be available for the ultimate settlement of the Company's asbestos-related claims. Because the Escrow Fund is under the control of the escrow agent, who will make distributions only pursuant to a Court order, the Escrow Fund is not included in the accompanying consolidated balance sheet at March 31, 2004. In addition, since neither the Company nor Kaiser received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable or the asbestos-related liability have been adjusted as a result of these transactions. As of March 31, 2004, the insurers had paid $9.1 into the Escrow Fund. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

     Labor Matters. In connection with the United Steelworkers of America (the "USWA") strike and subsequent lock-out by the Company, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, the Company responded to all such allegations and believed that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against the Company by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against the Company in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and was not self-executing. The USWA filed a proof of claim for $240.0 in the Cases in respect of this matter.

     In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, the Company and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by union members. The settlement was subsequently ratified by the union members in February 2004. Further, the settlement with respect to retiree medical and pension benefits and the NLRB case has been approved by the Court subject to certain conditions. The agreement may be terminated by either the USWA or the Company in certain circumstances (see Note 9 of Notes of Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003). Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 will be allowed. The agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members. This amount was not reflected in the Company's consolidated financial statements at March 31, 2004. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

     Settled Hearing Loss Claims. During February 2004, the Company reached a settlement in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the Company in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net) in the fourth quarter of 2003 and a corresponding obligation (included in Liabilities subject to compromise -- see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain corresponding insurance policies of the

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company's financial statements at March 31, 2004 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

     Other Personal Injury Claims. The Company has received other personal injury claims related to noise induced hearing loss (approximately 2,900 claims) and exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively). The Company believes that all such claims are pre-petition claims that will be resolved by the Cases. The Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all such claims will be transferred, along with certain rights against certain corresponding insurance policies, to a separate trust along with (similar to) the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company's emergence from the Cases.

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

     The following table summarizes the Company's material derivative positions at March 31, 2004.

                                                                   ESTIMATED %
                                                     NOTIONAL      OF PERIODS      CARRYING/
                                                     AMOUNT OF   SALES/PURCHASES    MARKET
COMMODITY                             PERIOD         CONTRACTS       HEDGED          VALUE
---------                             ------         ---------   ---------------   ---------
Aluminum (in tons*) --
  Option contracts.............  4/04 through 6/04    23,000          94%             $.3
Energy --
  Natural gas (in mmbtu per
     day):
     Option contracts..........  4/04 through 5/04        30             (a)           .2

---------------

 * All references to tons in this report refer to metric tons of 2,204.6 pounds.

(a) When the hedges in place as of March 31, 2004 are combined with price limits in the Company's physical supply agreement, the Company's exposure to increases in natural gas prices has been substantially limited for April 2004 and May 2004.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

     As of March 31, 2004, the Company had sold forward a vast majority of the alumina available to it in excess of its projected internal smelting requirements for the remainder of 2004 and for 2005 and 2006 at prices indexed to future prices of primary aluminum.

9.  OTHER OPERATING CHARGES (BENEFITS), NET AND OTHER INCOME (EXPENSE)

     Other Operating (Charges) Benefits, Net. The income (loss) impact associated with other operating (charges) benefits, net for the quarter ended March 31, 2004 related to impairment charges totaling $33.0 associated with the write-down of the Company's interests in and related to Valco (Property, plant and equipment of $31.8 and alumina inventories of $1.2 -- see Notes 2 and 8 -- Primary aluminum business unit) offset by the settlement of certain alumina contract claims that the Company had against a Bauxite and alumina business unit customer. Total proceeds from the settlement were approximately $1.6 resulting in a net gain of approximately $1.5 after considering related expenses.

     The income (loss) impact associated with other operating (charges) benefits, net for the quarter ended March 31, 2003 consisted of (a) a pre-tax gain of approximately $9.5 from the sale of the Tacoma facility (see Note 4) offset by (b) restructuring charges of approximately $1.3 which consisted of employee benefit costs associated with 17 salaried job eliminations during the first quarter of 2003 resulting from the Mead facility's indefinite curtailment (see Note 6 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 -- Primary aluminum business unit).

     Other Income (Expense). Other income (expense), other than interest expense, for the quarter ended March 31, 2003 included approximately $1.7 of adverse foreign currency exchange impacts associated with a foreign tax settlement.

10.  OPERATING SEGMENT INFORMATION

     The Company uses a portion of its bauxite and alumina production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 17 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Financial information by operating segment for the quarters ended March 31, 2004 and 2003 is as follows:

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Net Sales:
  Fabricated Products.......................................  $178.5   $147.0
                                                              ------   ------
  Bauxite and Alumina:
  Net sales to unaffiliated customers.......................   137.7    135.6
  Intersegment sales........................................     5.0     10.3
                                                              ------   ------
                                                               142.7    145.9
                                                              ------   ------
  Primary Aluminum..........................................    29.2     30.8
  Commodities Marketing.....................................      --      2.0
  Minority Interests........................................    22.2     24.0
  Eliminations..............................................    (5.0)   (10.3)
                                                              ------   ------
                                                              $367.6   $339.4
                                                              ======   ======
Operating income (loss):
  Fabricated Products.......................................  $ (2.5)  $ (5.1)
  Bauxite and Alumina.......................................     8.2    (24.2)
  Primary Aluminum..........................................    (6.3)   (15.0)
  Commodities Marketing.....................................    (4.3)     1.2
  Eliminations..............................................     4.0      2.5
  Corporate and Other.......................................   (15.6)   (18.6)
  Other Operating (Charges) Benefits, Net (Note 9)..........   (31.5)     8.2
                                                              ------   ------
                                                              $(48.0)  $(51.0)
                                                              ======   ======
Depreciation and amortization:
  Fabricated Products.......................................  $  5.4   $  6.0
  Bauxite and Alumina (Note 4)..............................     4.4      9.9
  Primary Aluminum..........................................     1.7      2.2
  Corporate and Other.......................................      .1      1.2
                                                              ------   ------
                                                              $ 11.6   $ 19.3
                                                              ======   ======
Income taxes paid:
  Fabricated Products --
     United States..........................................  $   --   $   --
     Canada.................................................      --      2.2
                                                              ------   ------
                                                                  --      2.2
                                                              ------   ------
  Commodities, Corporate and Other --
     United States..........................................      --       --
     Foreign................................................     1.1     26.4
                                                              ------   ------
                                                                 1.1     26.4
                                                              ------   ------
                                                              $  1.1   $ 28.6
                                                              ======   ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

11.  NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS No. 132 (revised)") was issued and was effective in the fourth quarter of 2003. SFAS No. 132 (revised) requires, beginning with the first quarter of 2004, the disclosure of (1) the amount of the net periodic pension and other postretirement benefits costs recognized during the quarters ended March 31, 2004 and 2003 and (2) the total amount of employers' contributions paid, and expected to be paid during 2004.

COMPONENTS OF NET PERIODIC BENEFIT COSTS --

     The following table presents the components of net periodic benefit costs for the quarters ended March 31, 2004 and 2003:

                                                                             MEDICAL/LIFE
                                                         PENSION BENEFITS      BENEFITS
                                                         -----------------   -------------
                                                          2004      2003     2004    2003
                                                         -------   -------   -----   -----
Service cost...........................................   $ 1.7     $ 2.6    $ 1.8   $ 1.8
Interest cost..........................................    11.0      15.2     14.7    12.8
Expected return on plan assets.........................    (8.1)     (9.7)      --      --
Amortization of prior service cost.....................      .9        .9     (5.4)   (5.6)
Amortization of net(gain)loss..........................     1.8       4.0      6.1     2.4
                                                          -----     -----    -----   -----
Net periodic benefit costs.............................   $ 7.3     $13.0    $17.2   $11.4
                                                          =====     =====    =====   =====

See Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for key assumptions with respect to the Company's pension plans and other postretirement benefit plans.

CASH FLOW --

     Domestic Plans. As previously discussed, the Company since filing the Chapter 11 proceedings has not made and does not intend to make any further significant contributions to any of its domestic pension plans.

     Upon emergence from Chapter 11 proceedings, the Company anticipates that it will provide some form of yet to be determined defined contribution pension plan in respect of its salaried employees. Any such plans ultimately adopted will be subject to a number of approvals. The Company currently estimates that the total annual cash cost of such plans would be less than $5.0 and, if approved, would likely be required to be funded some time in 2005.

     Pursuant to the terms of the USWA agreement, the Company will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar USWA employee per hour worked. In addition, the Company will institute a defined contribution pension plan for active USWA employees. Company contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age and years of service. The Company believes that similar defined contribution pension plans will be established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.

     As a replacement for the Company's current postretirement benefit plans, the Company will fund one or more Voluntary Employee Beneficiary Associations (each a "VEBA") into which the Company will contribute certain amounts on emergence from Chapter 11 proceedings and on an annual basis through 2012.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     In May 2004, the Company filed a notice with the Court seeking to make the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 not withstanding that the Intercompany Agreement will not be effective by that date. The Court will hear the Company's request at a June 1, 2004 hearing. No assurances can be given that the Company's request will be granted. If the Court does not grant the Company's request, the pension and postretirement medical benefit agreements will likely not become effective until the Intercompany Agreement is finalized and modifications to the agreements may be required (see Note 1 for discussion of the possible timing and status of the Intercompany Agreement).

     The Company has also reached an agreement with the 1114 Committee and the representatives of the majority of the Company's hourly employees under which the Company will increase the advances to the VEBA beginning in June 2004. Pursuant to the agreement, the Company will advance $3.0 to the VEBA in June 2004 and approximately $2.0 to the VEBA each month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 maximum contribution due upon emergence. Whether or not the VEBA advances begin in June 2004 will depend on the outcome of the Company's notice discussed above.

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

12.  SUPPLEMENTAL GUARANTOR INFORMATION

     Certain domestic, wholly-owned (direct or indirect) subsidiaries of the Company (hereinafter collectively referred to as the Subsidiary Guarantors) have provided, joint and several, guarantees of the 9 7/8% Senior Notes, the 10 7/8% Senior Notes, due 2006 and the 12 3/4% Senior Subordinated Notes (the "Notes"). Such guarantees are full and unconditional. See Note 18 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for a more complete discussion regarding the Subsidiary Guarantors and their operations.

     The accompanying financial information presents consolidating balance sheets, statements of income (loss) and statements of cash flows showing separately the Company, Subsidiary Guarantors, other subsidiaries and eliminating entries.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                        COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                       ---------   ----------   ------------   -----------   ------------
ASSETS
Current assets.......................  $   237.7     $ 75.0       $  126.1      $      --     $   438.8
Investments in subsidiaries..........    2,593.7      171.9             --       (2,765.6)           --
Intercompany advances receivable
  (payable)..........................   (2,211.7)     503.7        1,708.0             --            --
Investments in and advances to
  unconsolidated affiliates..........       15.6       40.4            6.0             --          62.0
Property and equipment, net..........      188.2       21.2          362.9             --         572.3
Deferred income taxes................      (88.5)      41.6           46.9             --            --
Other assets.........................      516.4         .2            8.2             --         524.8
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,251.4     $854.0       $2,258.1      $(2,765.6)    $ 1,597.9
                                       =========     ======       ========      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities..................  $   168.3     $ 46.8       $  111.7      $      --     $   326.8
Other long-term liabilities..........       60.0       14.0            1.2             --          75.2
Long-term debt.......................        2.2         --           22.0             --          24.2
Liabilities subject to compromise....    2,814.2       17.5           13.8             --       2,845.5
Minority interests...................         --         --           15.1          104.4         119.5
Stockholders' equity (deficit).......   (1,793.3)     775.7        2,094.3       (2,870.0)     (1,793.3)
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,251.4     $854.0       $2,258.1      $(2,765.6)    $ 1,597.9
                                       =========     ======       ========      =========     =========

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                        COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                       ---------   ----------   ------------   -----------   ------------
Current assets.......................  $   231.6     $ 58.0       $  141.6      $      --     $   431.2
Investments in subsidiaries..........    2,617.2      174.0             --       (2,791.2)           --
Intercompany advances receivable
  (payable)..........................   (2,203.0)     511.9        1,691.1             --            --
Investments in and advances to
  unconsolidated affiliates..........       13.3       37.7            6.0             --          57.0
Property and equipment, net..........      191.5       21.4          399.7             --         612.6
Deferred income taxes................      (88.5)      41.6           46.9             --            --
Other assets.........................      519.8         .2            7.9             --         527.9
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,281.9     $844.8       $2,293.2      $(2,791.2)    $ 1,628.7
                                       =========     ======       ========      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities..................  $   161.2     $ 44.1       $  114.2      $      --     $   319.5
Other long-term liabilities..........       60.0       12.4            2.7             --          75.1
Long-term debt.......................        2.2         --           22.0             --          24.2
Liabilities subject to compromise....    2,789.7       16.5           13.8             --       2,820.0
Minority interests...................         --         --           15.6          105.5         121.1
Stockholders' equity (deficit).......   (1,731.2)     771.8        2,124.9       (2,896.7)     (1,731.2)
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,281.9     $844.8       $2,293.2      $(2,791.2)    $ 1,628.7
                                       =========     ======       ========      =========     =========

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net sales..............................  $260.4      $110.7        $166.6        $(170.1)       $367.6
Costs and expenses:
  Operating costs and expenses.........   291.6       102.8         159.8         (170.1)        384.1
  Other operating (benefits), net......     (.2)         --          31.7             --          31.5
                                         ------      ------        ------        -------        ------
Operating income (loss)................   (31.0)        7.9         (24.9)            --         (48.0)
Interest expense.......................    (1.9)         --           (.5)            --          (2.4)
Other income (expense), net............     3.2        (3.7)           .5             --            --
Reorganization items...................    (8.6)         --            --             --          (8.6)
Provision for income taxes.............    (2.4)       (2.6)         (1.9)            --          (6.9)
Minority interests.....................      --         1.5            .5             --           2.0
Equity in loss of subsidiaries.........   (23.2)         --            --           23.2            --
                                         ------      ------        ------        -------        ------
Net income (loss)......................  $(63.9)     $  3.1        $(26.3)       $  23.2        $(63.9)
                                         ======      ======        ======        =======        ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net sales..............................  $232.4      $118.4        $175.6        $(187.0)       $339.4
Costs and expenses:
  Operating costs and expenses.........   289.4       124.2         172.0         (187.0)        398.6
  Other operating charges (benefits),
     net...............................    (8.2)         --            --             --          (8.2)
                                         ------      ------        ------        -------        ------
Operating income (loss)................   (48.8)       (5.8)          3.6             --         (51.0)
Interest expense.......................    (2.4)         --           (.2)            --          (2.6)
Reorganization items...................    (7.4)         --            --             --          (7.4)
Other income (expense), net............    26.9       (16.5)        (11.7)            --          (1.3)
Provision for income taxes.............     (.4)       (1.4)         (2.9)            --          (4.7)
Minority interests.....................      --         1.5            .4             --           1.9
Equity in loss of subsidiaries.........   (33.0)         --            --           33.0            --
                                         ------      ------        ------        -------        ------
Net income (loss)......................  $(65.1)     $(22.2)       $(10.8)       $  33.0        $(65.1)
                                         ======      ======        ======        =======        ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net cash provided (used) by:
  Operating activities.................  $(32.1)      $4.0          $2.1           $--          $(26.0)
  Investing activities.................     6.0       (1.1)          (.4)           --             4.5
  Financing activities.................     (.2)        --            --            --             (.2)
Intercompany activity..................     2.6       (2.8)           .2            --              --
                                         ------       ----          ----           ---          ------
Net (decrease) increase in cash and
  cash equivalents during the period...   (23.7)        .1           1.9            --           (21.7)
Cash and cash equivalents at beginning
  of period............................    34.3         .4           1.2            --            35.9
                                         ------       ----          ----           ---          ------
Cash and cash equivalents at end of
  period...............................  $ 10.6       $ .5          $3.1           $--          $ 14.2
                                         ======       ====          ====           ===          ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net cash provided (used) by:
  Operating activities.................  $(58.0)      $9.8         $(6.0)          $--          $(54.2)
  Investing activities.................    68.4       (1.0)         (2.0)           --            65.4
  Financing activities.................     (.2)        --            --            --             (.2)
Intercompany activity..................     2.8       (8.4)          5.6            --              --
                                         ------       ----         -----           ---          ------
Net increase in cash and cash
  equivalents during the period........    13.0         .4          (2.4)           --            11.0
Cash and cash equivalents at beginning
  of period............................    72.8         .5           5.4            --            78.7
                                         ------       ----         -----           ---          ------
Cash and cash equivalents at end of
  period...............................  $ 85.8       $ .9         $ 3.0           $--          $ 89.7
                                         ======       ====         =====           ===          ======

NOTES TO CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Income Taxes -- The income tax provisions for the quarters ended March 31, 2004 and 2003, relate primarily to foreign income taxes. As a result of the Cases, the Company did not recognize any income tax benefit for the losses incurred from domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated were offset by equal increases in valuation allowances.

     Foreign Currency -- The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses) are included in the Company's and Subsidiary Guarantors' operating income (loss) and other income (expense), net balances. Such amounts for the Company totaled $1.9 and $14.2 for the quarters ended March 31, 2004 and 2003, respectively. Such amounts for the Subsidiary Guarantors totaled $(1.7) and $(14.3) for the quarters ended March 31, 2004 and 2003, respectively.

     Debt Covenants and Restrictions -- The Indentures contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section should be read in conjunction with the response to Part I,
Item 1, of this Report.

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Recent Events and Developments," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. "Business -- Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

REORGANIZATION PROCEEDINGS

     Kaiser Aluminum & Chemical Corporation (the "Company"), its parent company, Kaiser Aluminum Corporation ("Kaiser" or "KAC"), and 24 of the Company's subsidiaries have filed separate voluntary petitions with United States Bankruptcy Court for the District of Delaware ("the Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company, Kaiser and 15 of the Company's subsidiaries (the "Original Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing Date" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

     As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. The Debtors have pending a motion to extend exclusivity through May 31, 2004 for Kaiser Aluminum Australia Corporation ("KAAC"), Kaiser Jamaica Corporation ("KJC") and Alpart Jamaica Inc. ("AJI") and June 30, 2004 for the remaining Debtors. By filing the motion to extend the exclusivity period, the period is automatically extended until the May 18, 2004 Court hearing date. As the Debtors' motion to extend the exclusivity period was agreed to by the unsecured creditors committee (the "UCC") in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

     In working toward one or more plans of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the UCC, the asbestos claimants committee (the "ACC") and a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees"), the legal representative for potential future asbestos claimants (the "Futures' Representative"), the Pension Benefit Guaranty Corporation (the "PBGC") and the appropriate union representatives. The treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

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

     In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that most, if not all, of these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, Kaiser Aluminium International, Inc., ("KAII"), Kaiser Aluminum & Chemical of Canada Limited ("KACOCL"), Kaiser Bauxite Company ("KBC"), Kaiser Bellwood Corporation ("Bellwood"), Kaiser Aluminum Technical Services, Inc. ("KATSI") and Kaiser Financial Corporation ("KFC")) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those entities holding claims against KACC the Company also have claims against certain Company subsidiaries that own the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against each of AJI and KJC, which own the Company's interests in Aluminum Partners of Jamaica ("Alpart"), and KAAC, which owns the Company's interests in Queensland Alumina Limited ("QAL"), as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated Notes. Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company (referred to as "Controlled Group Members"). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the PBGC.

     In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany Agreement"). The proposed Intercompany Agreement would also release or resolve substantially all other pre-and post-petition intercompany claims between the Debtors. The proposed Intercompany Agreement, if finalized substantially in its current form, would provide, among other things, for payments of cash by AJI, KJC and KAAC to the Company of $85.0 million in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 million plus accrued and unpaid interest and fees paid by the Company to retire Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for (1) any net cash flows collected by or funded by the Company between the effective date of the proposed Intercompany Agreement and the earlier of (a) AJI's, KJC's and KAAC's emergence from Chapter 11 or (b) the sale of AJI's, KJC's and KAAC's respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to the Company's agreement to sell its interests in Alpart, if consummated. The proposed Intercompany Agreement calls for such payments to be made to the Company at the earlier of the sale of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter 11. The Company expects that all such payments under the proposed Intercompany Agreement, other than $28.0 million to be paid to the Company upon the sale of Alpart and any amounts paid by the Company in respect of retiring the Alpart-related debt, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities will be secured by liens. There are still a number of issues with respect to the proposed Intercompany Agreement that must be satisfactorily resolved. The Intercompany Agreement once finalized will be subject to Court approval. Discussions are ongoing between the Company, the UCC, the ACC and the Futures' Representative in an attempt to make the terms of the proposed Intercompany Agreement acceptable to each of the groups. The Company currently is targeting to have the Court consider the proposed Intercompany Agreement at the regularly scheduled June 2004 omnibus hearing. However, no assurances can be provided that the issues can be resolved within the time frame necessary to submit the Intercompany Agreement to the Court under that time frame.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company currently expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 5 of Notes to Interim Consolidated Financial Statements). If payments under the proposed Intercompany Agreement together with liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and some or all of its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

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

     In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the Company's Board of Directors and in consultation with the UCC, the ACC and the Futures' Representative, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) the Company's Gramercy Alumina refinery and Kaiser Jamaican Bauxite Company ("KJBC"). The possible sale of the Debtors' interests in respect of Gramercy and KJBC was explored jointly given their significant integration. More recently, the Company also began the process of exploring the sale of its 20% interest in QAL. While the Company believes that the QAL-related interests are likely to be its most valuable commodity asset and expects that there are or will be a number of parties interested in acquiring such interests, no assurances can be given that any such sale will occur.

     In exploring the sale of its interests in and related to the commodity assets, the Debtors, through their investment advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received represented reasonable indications of value ("Qualified Bids"). Potential bidders ("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a Qualified Bid and to submit definitive proposals.

     The Debtors reviewed the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representative, and other key constituencies, determined with which Qualified Bidders the Debtors would pursue further negotiations. See Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of subsequent developments regarding the potential dispositions of Alpart, Valco and Gramercy/KJBC.

     As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, through the third quarter of 2003, the Company still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Alpart, Valco and Gramercy/KJBC were likely and, therefore, that recoverability should be evaluated differently at December 31, 2003 and subsequent periods. The change in evaluation methodology was required because, under GAAP, assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

     The Company ultimately concluded that no impairment of its interest in and related to Alpart was appropriate based on its updated expectations that the sale of the Company's interests in Alpart would result in a pre-tax gain (see
Note 4 of Notes to Interim Consolidated Financial Statements). By contrast, based on the Company reaching a financial agreement in early May 2004 with the Government of Ghana ("GoG") in respect of the sale of its interests in and related to Valco, the Company determined that it should impair its interests in and related to Valco to the amount of the expected proceeds to be received from the GoG. As a result, as of March 31, 2004, KACC recorded a non-cash charge of approximately $33.0 million (see Note 4 of Notes to Interim Consolidated Financial Statements). Additionally, in evaluating the recoverability of the Company's basis in Gramercy/KJBC, the Company recorded an impairment charge of approximately $368.0 million in fourth quarter of 2003 as there were no offers that were anywhere near the carrying value of the assets (see Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of the impairment charge). The actual amount of gain or loss if and when the potential sales of Valco and Gramercy/KJBC are consummated may differ from the foregoing amounts as a result of closing adjustments, changes in economic circumstances and other matters.

RECENT EVENTS AND DEVELOPMENTS

     Liquidity/Negative Cash Flow. Cash and cash equivalents decreased by $21.7 million during the first quarter of 2004. The net decrease resulted from cash used by operating activities ($26.0 million) and financing activities ($.2 million) offset by net cash generated from investing activities of $4.5 million.

     The cash used by operating activities during the first quarter of 2004 was primarily the result of increases in working capital associated with improving demand for fabricated aluminum products and primary aluminum price increases. These increases were offset by cash generated from operating results (see Results of Operations and Liquidity and Capital Resources for further discussions).

     During the first quarter of 2003, cash and cash equivalents increased $11.0 million. The net increase resulted from cash generated from investing activities of $65.4 million (see Note 4 of Notes to Interim Consolidated Financial Statements) offset by cash used in operating activities ($54.2 million) and financing activities ($.2 million). The $54.2 million of cash and cash equivalents used by operating activities included the following significant items: (a) asbestos-related insurance recoveries of $7.1 million, (b) a foreign income tax payment related to prior periods of $22.0 million and (c) end of service benefit payments totaling approximately $6.9 million in connection with Valco potline curtailments. The balance of the cash and cash equivalents used in operating activities in 2003 (approximately $32.4 million) resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices that were below long term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices.

     At April 30, 2004, the Company had cash and cash equivalents of approximately $14.8 million and availability under the DIP Facility's borrowing base of approximately $128.8 million. Borrowings and letters of credit outstanding at April 30, 2004 under the DIP Facility were $3.3 million and $45.5 million, respectively.

     During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and measurement periods through May 31, 2004 and accordingly, the Company will likely not have to comply with the covenant until June 30, 2004. In connection with the waiver, the Company agreed to reduce the available amount of the borrowing base by $25.0 million. The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the Company's interests in and related to Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and (3) reduce the availability of the fixed asset subcomponent to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities.

     While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 million -- $100.0 million range and that amount should be adequate to support the Company's liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for submission to the Court in May 2004, no assurances can be given in this regard.

     The Company is also discussing a limited consent and waiver with the DIP Facility lenders in case the aforementioned amendment is delayed. The limited consent and waiver would, among other things (1) allow the Company to complete the sale of its interests in and related to Alpart provided that the proceeds are escrowed and are subject to the lenders' administrative super priority claim until the amendment is completed, (2) extend the waiver of the financial covenant through the June 30, 2004 measurement date and (3) waive the current DIP Facility requirement that any proceeds from the sale of Alpart reduce the fixed asset subcomponent of the borrowing base.

     While the Company believes it will be successful in either obtaining the above-described amendment or limited consent and waiver, no assurances can be provided in this regard.

     Valco. In May 2003, Valco's operations were completely curtailed. During 2003, Valco met regularly with the GoG and the Volta River Authority ("VRA") in respect of the current and future power situation and other matters including appropriate compensation for power curtailments. The continuation of the negotiations and arbitration ultimately led to a Memorandum of Understanding ("MOU") in December 2003, whereby the Company agreed to sell its 90% interest in Valco to the GoG for consideration of between $35.0 million and $100.0 million, plus assumption of all of the Company's related liabilities and obligations. During 2004, assuming the $35.0 million minimum consideration, the GoG was to pay $7.0 million in cash to the Company and $18.0 million in cash to Valco, thereby reducing the Company's funding to Valco. Through April 30, 2004, the GoG had paid $5 million of the $18.0 million that was due to Valco under the MOU and the $7.0 million escrow to the Company had not been funded. The Company met with the GoG in early May 2004 and reached a new financial agreement. Under the revised financial terms, $13.0 million was to be put into escrow by the GoG by May 14, 2004. As of May 14, 2004, the Company was informed that $12.0 million of the $13.0 million had been paid into the escrow account. The $13.0 million amount is to be paid to the Company as full and final consideration for the transaction. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.0 million) which the GoG was to assume under the original MOU. The Company and the GoG are targeting a closing for the transaction near the end of June 2004, subject to a number of conditions including the approval by Ghana Parliament. No assurance can be made as to when or if the transaction will close under the revised terms. However, as the revised purchase price is well below the Company's recorded value for Valco and given the increased likelihood of a closing and the payment by the GoG of the escrow amount, the Company determined that it should impair its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds. As such, the Company recorded a non-cash impairment charge of approximately $33.0 million (included in Other operating charges (benefits), net -- see Note 9 of Notes to Interim Consolidated Financial Statements). The actual amount of loss if and when the potential sale of the Company's interests in and related to Valco is consummated may differ from the above amount as a result of closing adjustments, changes in economic circumstances and other matters.

     Under the terms of the MOU, upon the execution of the MOU and the payout by the GoG of the $13.0 million into escrow, the parties will suspend the arbitration process. Upon the closing of the transaction, the parties will dismiss the arbitration with prejudice. If the transaction does not close, the arbitration will resume.

     Benefit (Legacy) Cost Matters. The Company has previously disclosed since the Filing Date that pension and retiree medical obligations were significant factors that would have to be addressed during the reorganization process.

     In December 2003, the Company was notified by the PBGC that the PBGC intended to assume responsibility for the Salaried Employees Retirement Plan as of December 17, 2003. After appropriate consultation with its advisors, the UCC, the ACC and certain other constituents, the Company reluctantly agreed to the termination of the Salaried Employees Retirement Plan. As a result of the termination, the Company recorded a non-cash pension charge of $121.2 million in the fourth quarter of 2003.

     In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for a distress termination of substantially all domestic hourly pension plans. The Company subsequently reached agreements with the 1114 Committee and union representatives that represent the vast majority of the Company's hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement benefit plans, such as medical, and the termination of substantially all existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a proposed Voluntary Employee Beneficiary Association (a "VEBA") and active hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but are subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC. The PBGC must ultimately approve a distress termination of the hourly plans. The PBGC has objected to the Company's distress termination motion and has appealed the Court's ruling that the Company has met the statutory criteria for a distress termination of the hourly pension plans. The PBGC has also not completed its review of the replacement pension plans or defined contribution plans (see Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional discussions). Negotiations with the PBGC are ongoing.

     In May 2004, the Company filed a notice with the Court seeking to make the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 not withstanding that the Intercompany Agreement will not be effective by that date. The Court will hear the Company's request at a June 1, 2004 hearing. No assurances can be given that the Company's request will be granted. If the Court does not grant the Company's request, the pension and postretirement medical benefit agreements will likely not become effective until the Intercompany Agreement is finalized and modifications to the agreements may be required (see Note 1 of Notes to Interim Consolidated financial statements for discussion of the possible timing and status of the Intercompany Agreement).

     The Company has also reached an agreement with the 1114 Committee and the representatives of the majority of the Company's hourly employees under which the Company will increase the advances to the VEBA beginning in June 2004. Pursuant to the agreement, the Company will advance $3.0 million to the VEBA in June 2004 and approximately $2.0 million to the VEBA each month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence. Whether or not the VEBA advances begin in June 2004 will depend on the outcome of the Company's notice discussed above.

RESULTS OF OPERATIONS

     As an integrated aluminum producer, the Company has historically used a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. However, as previously disclosed, as a part of a plan of reorganization, the Company expects that it will emerge from its Chapter 11 proceedings primarily as a fabricated products company. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 2004 and 2003. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 17 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, for further information regarding segments.

     Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Fabricated products segment are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2004           2003
                                                              ----------     ----------
                                                                     (UNAUDITED)
                                                              (IN MILLIONS OF DOLLARS,
                                                                  EXCEPT SHIPMENTS
                                                                     AND PRICES)
Fabricated Products:
  Shipments (000 tons)......................................      49.1           40.8
  Net Sales.................................................    $178.5         $147.0
  Operating Income (Loss)...................................    $ (2.5)        $ (5.1)
Commodities, Corporate and Other:
  Shipments (000 tons) --
     Alumina
       Third Party..........................................     651.6          750.7
       Intersegment.........................................      24.7           62.5
                                                                ------         ------
          Total Alumina.....................................     676.3          813.2
                                                                ------         ------
     Primary Aluminum.......................................      17.7           21.6
                                                                ------         ------
  Average Realized Third Party Sales Price:
     Alumina (per ton)......................................    $  200         $  172
     Primary Aluminum (per pound)...........................    $  .75         $  .65
  Net Sales:
     Bauxite and Alumina
       Third Party (includes net sales of bauxite)..........    $137.7         $135.6
       Intersegment.........................................       5.0           10.3
                                                                ------         ------
          Total Bauxite & Alumina...........................     142.7          145.9
                                                                ------         ------
  Primary Aluminum..........................................      29.2           30.8
  Commodities Marketing.....................................        --            2.0
  Minority Interests........................................      22.2           24.0
                                                                ------         ------
          Total Commodities Net Sales.......................    $194.1         $202.7
                                                                ======         ======
  Operating Income (Loss):
     Bauxite & Alumina......................................    $  8.2         $(24.2)
     Primary Aluminum.......................................      (6.3)         (15.0)
     Commodities Marketing..................................      (4.3)           1.2
     Corporate and Other....................................     (15.6)         (18.6)
                                                                ------         ------
          Total Commodities, Corporate and Other............    $(18.0)        $(56.6)
                                                                ======         ======

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2004           2003
                                                              ----------     ----------
                                                                     (UNAUDITED)
                                                              (IN MILLIONS OF DOLLARS,
                                                                  EXCEPT SHIPMENTS
                                                                     AND PRICES)
Combined:
  Net Sales --
     Fabricated Products....................................    $178.5         $147.0
     Commodities............................................     194.1          202.7
     Eliminations...........................................      (5.0)         (10.3)
                                                                ------         ------
          Total Net Sales...................................    $367.6         $339.4
                                                                ======         ======
  Operating Income (Loss) --
     Fabricated Products....................................    $ (2.5)        $ (5.1)
     Commodities, Corporate and Other.......................     (18.0)         (56.6)
     Eliminations...........................................       4.0            2.5
     Other Operating (Charges) Benefits, Net (Note 9).......     (31.5)           8.2
                                                                ------         ------
          Total Operating Income (Loss).....................    $(48.0)        $(51.0)
                                                                ======         ======
  Net Loss..................................................    $(63.9)        $(65.1)
                                                                ======         ======
  Capital Expenditures......................................    $  2.9         $  9.0
                                                                ======         ======

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

     During the quarter ended March 31, 2003, the average London Metal Exchange transaction price ("LME price") per pound of primary aluminum was $.63 per pound. During the quarter ended March 31, 2004, the average LME price was $.75 per pound. The average LME price for primary aluminum for the week ended April 30, 2004 was $.76 per pound.

QUARTER ENDED MARCH 31, 2004, COMPARED TO QUARTER ENDED MARCH 31, 2003

  SUMMARY

     The Company reported a net loss of $63.9 million for the quarter ended March 31, 2004, compared to a net loss of $65.1 million for the same period in 2003. However, basic loss per common share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company's existing stockholders will be cancelled without consideration.

     Net sales in the first quarter of 2004 totaled $367.6 million compared to $339.4 million in the first quarter of 2003.

     Fabricated Products. Net sales of fabricated products increased by 21% during the first quarter 2004 as compared to 2003, primarily due to a 20% increase in shipments and a 1% increase in average realized prices. Current period shipments were higher than first quarter 2003 shipments as a result of improving demand for fabricated aluminum products, particularly rod, bar and plate for general engineering applications. The increase in the average realized prices reflects increased product prices due to an increase in primary aluminum prices offset in part by changes in the mix of products sold as well as continuing pressure on product margins.

     Segment operating results for the quarter ended March 31, 2004, improved over the comparable period in 2003 primarily due to improved cost performance offset by modestly increased natural gas prices.

     Bauxite and Alumina. Third party net sales of alumina increased modestly during the quarter 2004, as compared to the same period in 2003, as a 16% increase in third party average realized prices was offset by a 13% decrease in third party shipments. The increase in average realized prices was due to an increase in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked. Shipments in the quarter ended March 31, 2004 were lower than the comparable prior year period due to normal fluctuations in the timing of shipments.

     Intersegment net sales of alumina for the quarter ended March 31, 2004 decreased 51% as compared to the same period in 2003 primarily as the result of reduced shipments to the Primary aluminum business unit due to the 2003 Valco potline curtailment.

     Segment operating loss results for the quarter ended March 31, 2004 were better than the comparable period in 2003. The primary reason for the period-to-period increase in operating income was the increase in average realized prices discussed above. Lower fuel oil and natural gas prices in the first quarter of 2004 had a favorable impact of approximately $4.0 million as compared to the prior year period. Results for the first quarter of 2004 also benefited from lower depreciation expense of approximately $5.5 million due to the year end 2003 impairment charges taken in respect of the Gramercy facility and the Company's investment in KJBC. The balance of the improvement in operating results was due to operating performance, primarily at the 65%-owned Alpart facility and the Gramercy facility. Improved operating performance at the 20%-owned QAL facility was offset by adverse changes in the foreign exchange rate.

     Primary Aluminum. Third party net sales of primary aluminum decreased 5% for the first quarter of 2004 as compared to the same period in 2003 as a result of an 18% decrease in third party shipments offset by a 15% increase in third party average realized prices. The decrease in third party shipments was primarily due to the curtailment of the 2003 Valco potlines curtailment. The increase in the average realized prices was primarily due to the increase in primary aluminum market prices.

     Segment operating results (before other operating charges, net) for the quarter ended March 31, 2004, were better than the comparable period in 2003. The primary reasons for the increase were (a) the increase in average realized prices and (b) because operating results for 2003 included approximately $4.3 million of charges for end-of-service benefits at Valco associated with the potlines curtailments.

     Segment operating loss for 2004, discussed above, excludes non-cash charges of approximately $33.0 million resulting from the write-down of the Company's interests in and related to Valco (which is included in Operating charges (benefits), net). Segment operating loss for 2003 excludes a $9.5 million pre-tax gain on the sale of the Tacoma facility and restructuring charges of $1.3 million resulting from the Mead facility indefinite curtailment, both which are included in Other operating charges (benefits), net.

     Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers. Operating income represents the combined effect of such net settlements and any premium costs associated with maturing opinions. The minimum and (maximum) price of the hedges in any given period is primarily the result of the timing of the execution of the hedges contract.

     Segment operating results for the quarter ended March 31, 2004, were worse than the comparable period in 2003 primarily due to (a) hedging net gains from first quarter 2002 that were being amortized over the original hedging periods as the underlying purchases/sales occurred becoming fully amortized by year end

2003 and (b) hedging premiums related to hedging positions in respect of first quarter 2004 being higher than net hedging revenues realized.

     Eliminations. Eliminations of Intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

     Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses in the first quarter 2004 were lower than in the first quarter 2003 primarily due to a reduction in payroll-related costs and various other overhead costs as a result of cost reduction initiatives.

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

     Operating Activities. In the first quarter of 2004, Fabricated products operating activities used $5.0 million of cash. This amount compares with the first quarter of 2003 when Fabricated products operating activities provided $5.8 million of cash. Cash used by Fabricated products in 2004 was primarily due to increases in working capital associated with improving demand for fabricated aluminum products offset by improved operating results. Cash provided by Fabricated products operations in 2003 was largely due to cost cutting initiatives which offset reduced product prices and shipments. All of the foregoing exclude consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the "legacy" costs that the Company internally categorizes as a corporate cash outflow. As more fully discussed in Benefit (Legacy) Cost Matters, the Company expects that substantially all such benefits related to previously existing benefit plans are likely to be cancelled as part of the reorganization process.

     In the first quarter of 2004, Commodities and Corporate operating activities used $21.0 million of cash. This amount compares with the first quarter of 2003 when Commodities and Corporate operating activities used $38.2 million of cash, which amount excludes the following significant items: (a) asbestos-related insurance recoveries of $7.1 million; (b) a foreign income tax payment related to prior periods of $22.0 million; and (c) end of service benefits payments totaling approximately $6.9 million in connection with the Valco potline curtailments. The reduction in net cash used by Commodities and Corporate operating activities in 2004 over 2003 resulted primarily from improved results in the Bauxite and alumina segment (approximately $30.0 million) as a result of the operating factors discussed above. This improvement was partially offset by: (a) less cash generated by the Primary aluminum segment (approximately $8.0 million), primarily as a result of Valco being fully curtailed in the first quarter of 2004 versus having had partial operations during the first quarter of 2003; and (b) increased cash outflow in the Corporate and other segment of approximately $5.0 million attributable to higher hedging related costs, reorganization costs and other miscellaneous costs.

     Net cash used by Commodities and Corporate operating activities in 2003 resulted from a combination of adverse market factors, primarily in the commodities business segments, including: (a) primary aluminum prices that were below long-term averages, (b) higher than average fuel oil and natural gas prices, and (c) significant expenditures in respect of reorganization costs.

     Investing Activities. Total capital expenditures for Fabricated products during the quarter ended March 31, 2004 were $1.5 million. Total capital expenditures for Commodities and Corporate during the quarter ended March 31, 2004 were $1.4 million. The capital expenditures during the quarter ended March 31, 2004 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities.

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

     Financing Activities and Liquidity. On February 12, 2002, the Company and Kaiser entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 13, 2005, the effective date of a plan of reorganization or voluntary termination by the Company. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional Debtors' assets. The Company is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $285.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of the Company. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option. In accordance with the Code and the DIP Facility, the Company and Kaiser are not permitted to pay any dividends or purchase any of their common or preference stock.

     The DIP Facility requires the Company to comply with certain covenants and places restrictions on the Company's, Kaiser's and the Company's subsidiaries' ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

     During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and for all measurement periods through May 31, 2004 and accordingly, the Company will likely not have to comply with the covenant until June 30, 2004. The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the Company's interests in Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and
(3) reduce the availability of the fixed asset subcomponent of the borrowing base to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities.

     While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 million -- $100.0 million range and that such amount should be adequate to support the Company's liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will be successful in completing an amendment to the DIP Facility along the lines outlined above in time for submission to the Court in May 2004, no assurances can be given in this regard.

     The Company is also discussing a limited consent and waiver with the DIP Facility lenders in case completion of the aforementioned amendment is delayed. The limited consent and waiver would, among other things (1) allow the Company to complete the sale of its interests in and related to Alpart provided that the proceeds are escrowed and are subject to the lenders' administrative super priority claim until the amendment is completed, (2) extend the waiver of the financial covenant through the June 30, 2004 measurement date and (3) waive the current DIP Facility requirement that any proceeds from the sale of Alpart reduce the fixed asset subcomponent of the borrowing base.

     While the Company believes it will be successful in either obtaining the above-described amendment or limited consent and waiver, no assurances can be provided in this regard.

     The Company currently believes that the cash and cash equivalents of $14.2 million at March 31, 2004, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and availability under the DIP Facility will provide sufficient liquidity to allow the Company to meet its obligations during the pendency of the Cases. At April 30, 2004, $3.3 million of borrowings were outstanding under the revolving credit facility. As of April 30, 2004, $128.8 million (of which $79.5 million could be used for additional letters of credit) was available to the Company under the DIP Facility.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that are both very important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

          1. The consolidated financial statements as of and for the quarter ended March 31, 2004 have been prepared on a "going concern" basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the interim consolidated financial statements included elsewhere in this Report. For example,

             a. If the Company were to decide to sell certain assets not deemed a critical part of a reorganized Kaiser, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant. This is because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

        As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, the Company, through the third quarter of 2003, still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Gramercy/KJBC and Valco were possible and, therefore, that recoverability should be considered differently as of December 31, 2003 and subsequent periods. As a result of the change in status, the Company recorded impairment charges of approximately $33.0 million in the first quarter of 2004 and $368.0 million in the fourth quarter of 2003. The actual amount of gain or loss if and when the sales are consummated may differ from these amounts as a result of closing adjustments and other matters. Management cannot conclude that the sale of the Company's interests in one or all of the above noted facilities is "probable" due to numerous uncertainties including that Court approval is required and has not yet been obtained.

             b. Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the Bonneville Power Administration ("BPA") contract to have been in the Company's best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the BPA's proof of claim filed in connection with the Cases in respect of the contract rejection.

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

        Additionally, upon emergence from the Cases, the Company expects to apply "fresh start" accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and
        (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending asset sales and liabilities subject to compromise (that will be relieved upon emergence), meaningful comparison between the current historical financial statements and the financial statements upon emergence may be to difficult to make.

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

        As more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, we have not accrued any amount in our March 31, 2004 financial statements in respect of the USWA ULP matter. We did not accrue any amount in the past as we did not consider the loss to be "probable." Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board ("NLRB") and USWA in connection with the Company's reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003. As the agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members, this amount was not reflected in the Company's consolidated financial statements at March 31, 2004. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court.

        Also, as more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, the Company is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with the Company or by exposure to products containing asbestos last produced or sold by the Company more than 20 years ago. It is difficult to predict the number of claims that will ultimately be made against the Company or the settlement value of such claims. As of March 31, 2004, the Company had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, the Company expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants, the ACC, has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

        The Company believes that it has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At March 31, 2004, the Company had recorded a receivable for approximately $463.6 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011. However, the actual amount of insurance recoveries may differ from the amount recorded and the amount of such differences could be material. Further, depending on the amount of asbestos-related claims ultimately determined to exist (including those in the periods after 2011), it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.

        See Note 7 of Notes to Interim Consolidated Financial Statements for a more complete discussion of these matters.

          3. The Company's judgments and estimates in respect of its employee benefit plans.

        Pension and post-retirement medical obligations included in the consolidated balance sheet are based on assumptions that are subject to variation from year-to-year. Such variations can cause the Company's estimate of such obligations to vary significantly. Restructuring actions (such as the indefinite curtailment of the Mead smelter in January 2003) can also have a significant impact on such amounts.

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

        As more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, all of the Company's material pension and medical benefit plans are being (or have been) terminated as a part of the Company's reorganization efforts, subject to the PBGC's rights, including the ongoing appeal, as to the termination of the hourly pension plans. If and when an agreement with the PBGC is reached or the appeal is otherwise resolved, the Company's obligations with respect to the existing plans will become fixed. However, at this time it is not possible to definitely determine the "final" amount of such obligations as the value of such amounts will be subject to negotiations among and between the Company and the constituents of the ongoing Cases.

        In preparing the Company's financial statements at March 31, 2004, the Company has reflected its obligations in respect of these plans using assumptions consistent with those used in accordance with GAAP for ongoing plans. The Company believes that this represents a reasonable estimation methodology. The Company currently believes that there are arguments that it can make that the final allowed claim amounts should be less than that reflected in the financial statements. The Company also expects that certain constituents will assert that the value of their obligations is in excess of the amounts reflected in the financial statements.

        See Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, and Recent Events and Developments, Benefit (Legacy) Cost Matters above for information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated March 31, 2004 obligations and such differences may be material.

          4. The Company's judgments and estimates in respect to environmental commitments and contingencies.

        The Company and Kaiser are subject to a number of environmental laws and regulations ("environmental laws"), to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. The Company currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the Company's significant contractual obligations at March 31, 2004 (dollars in millions):

                                                                PAYMENTS DUE IN
                                                     -------------------------------------
                                                       LESS                        MORE
                                                       THAN       2-3     4-5      THAN
CONTRACTUAL OBLIGATIONS                      TOTAL    1 YEAR     YEARS   YEARS    5 YEARS
-----------------------                      -----   ---------   -----   -----   ---------
Long-term debt, including capital lease of
  $2.4(a)..................................  $25.4     $1.2      $1.4    $1.0      $21.8
Operating leases...........................   15.5      7.5       6.8      .5         .7
                                             -----     ----      ----    ----      -----
Total cash contractual obligations.........  $40.9     $8.7      $8.2    $1.5      $22.5
                                             =====     ====      ====    ====      =====

---------------

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

     The Company owns a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The Company currently sells its share of QAL's production to third parties. The shareholders, including the Company, purchase bauxite from another QAL shareholder under long-term purchase contracts. These tolling and purchase contracts are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. The Company's share of the aggregate minimum amount of future principal payments as of March 31, 2004 is $60.0 million, which will mature in varying amounts from 2005 to 2008. The Company's share of QAL's scheduled debt principal repayment in July 2003 was funded with additional QAL borrowings. The Company's share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70 million and $100 million per year over the past three years. However, as discussed more fully in Note 1 of Notes to Interim Consolidated Financial Statements, the Company is considering the possibility of selling its interests in QAL. If the Company's interest in QAL were to be sold, the Company believes that the Company's obligations in respect of its share of the QAL debt would be assumed by the buyer. The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.

     As of March 31, 2004, outstanding letters of credit under the DIP Facility were approximately $45.5 million, substantially all of which expire within the next twelve months. The letters of credit relate primarily to environmental, insurance, Alpart-related debt and other activities. Approximately $15.3 million of the letters of credit are in respect of the Company's 65% share of the $22.0 million Alpart CARIFA financing (see Note 5 of Notes to Interim Consolidated Financial Statements) which are reflected in the debt maturities table above. As such, that portion of the letters of credit is duplicative of the obligation reflected in the table above. In connection with the expected sale of the Company's interests in Alpart (see Note 4 of Notes to Interim Consolidated Financial Statements), the Company expects that at closing Alpart will repay the CARIFA financing and the Company's letter of credit obligation under the DIP Facility securing the loans will be cancelled.

     Upon emergence from Chapter 11 proceedings, the Company anticipates that it will provide some form of yet to be determined defined contribution pension plan in respect of its salaried employees. Any such plans ultimately adopted will be subject to a number of approvals. The Company currently estimates that the total annual cash cost of such plans would be less than $5.0 million and, if approved, would likely be required to be funded some time in 2005.

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

     As a replacement for the Company's current postretirement benefit plans, pursuant to agreements with the 1114 Committee and certain of the unions, the Company will fund one or more VEBAs into which the Company will contribute certain amounts on emergence from Chapter 11 proceedings and on an annual basis through 2012. The initial contribution will be an amount not to exceed $36.0 million and will be payable on emergence from the Chapter 11 proceedings so long as the Company's liquidity is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company's interests in Anglesey are subsequently sold, a portion of the Anglesey interests' proceeds, in certain circumstances, will be used to pay the shortfall. In addition to the foregoing, the Company will, on an annual basis, be required to pay 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, above $20.0 million. Such annual payments shall not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company's liquidity to be less than $50.0 million. The agreements with the 1114 Committee and unions have been approved by the Court, subject to certain conditions, including Court approval of the Intercompany Agreement in a form accepted to the Debtors and the UCC. No assurances can be given as to if and when final Court approval will be obtained.

     In May 2004, the Company filed a notice with the Court seeking to make the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 not withstanding that the Intercompany

Agreement will not be effective by that date. The Court will hear the Company's request at a June 1, 2004 hearing. No assurances can be given that the Company's request will be granted. If the Court does not grant the Company's request, the pension and postretirement medical benefit agreements will likely not become effective until the Intercompany Agreement is finalized and modifications to the agreements may be required (see Note 1 of Notes to Interim Consolidated financial statements for discussion of the possible timing and status of the Intercompany Agreement).

     The Company has also reached an agreement with the 1114 Committee and the representatives of the majority of the Company's hourly employees under which, the Company will increase the advances to the VEBA beginning in June 2004. Pursuant to the agreement, the Company will advance $3.0 million to the VEBA in June 2004 and approximately $2.0 million to the VEBA each month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence. Whether or not the VEBA advances begin in June 2004 will depend on the outcome of the Company's notice discussed above.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 5 of Notes to Interim Consolidated Financial Statements). Given the material portion of the Exit Costs represented by the expected Intercompany Agreement payments, such payments are a critical element for the Company's successful emergence from the Cases. If the proposed Intercompany Agreement were not ultimately approved by the Court or otherwise put into effect or a reasonable alternative were not negotiated, it is unlikely that the Company or its other debtor subsidiaries will be able to emerge from Chapter 11. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard. An exit financing facility to replace the current Post-Petition Credit Agreement is also critical for the Company's successful emergence from the Cases.

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

SENSITIVITY

     Alumina and Primary Aluminum. The Company has historically been exposed to commodity price risks and opportunities in respect of alumina and primary aluminum production in excess of internal requirements that has been sold in domestic and international markets. The Company's hedging transactions have been intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that during 2004 each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $5.0 million, based on recent operating levels. The lower 2004 impact (as compared to prior periods) on pre-tax earnings linked to primary aluminum prices was due to the Valco potline curtailments. As of March 31, 2004, the Company had options covering substantially all of the Company's net hedgeable volume for the second quarter of 2004 (at a strike price of approximately $.76 per pound).

     Assuming that the Company's interests in Alpart, QAL, Gramercy/KJBC, and Valco are sold (and that Anglesey remains a part of the emerging entity), the Company would no longer be a net seller of alumina and aluminum. Rather, net sales of primary aluminum by Anglesey (reduced by the equivalent primary aluminum impact of alumina requirements) would offset approximately two-thirds of the primary aluminum requirements of the fabricated products business (based on 2004 primary aluminum purchases). As such, the emerging entity would be a net consumer of primary aluminum. However, the Company's pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. The fabricated aluminum products business does, however, from time to time enter into fixed price arrangements (that include the primary aluminum price component). In such instances, the Company may use third party hedging instruments to eliminate price exposure or may consider such fixed price arrangements as a notional (internal) hedge of primary aluminum to be produced at Anglesey. At March 31, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of fixing or capping the metal price component of the contract during the period 2004 - 2008 totaling approximately (in 000 pounds of primary aluminum): 2004: 90,000, 2005: 69,000, 2006: 34,000, 2007: 34,000, and 2008:
10,000.

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

     The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 2004, the Company had option contracts which cap the average price the Company would pay for natural gas to approximately $5.50 per mcf so that, when combined with price limits in the physical gas supply agreement, substantially all of the Company's exposure to increases in natural gas prices during April 2004 and May 2004 was limited.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form 10-K for the year ended December 31, 2003 for information concerning material legal proceedings with respect to the Company.

     Other Environmental Matters. During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect of the Company's Trentwood facility in the State of Washington. The Company is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood's compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company's or Kaiser's financial statements.

     Other Personal Injury Claims. The Company has received other personal injury claims related to noise induced hearing loss (approximately 2,900 claims) and exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively). The Company believes that all such claims are pre-petition claims that will be resolved by the Cases. The Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all such claims will be transferred, along with certain rights against certain corresponding insurance policies, to a separate trust along with (similar to) the settled hearing loss cases, whether or not such claims are settled prior to the Company's emergence from the Cases.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  *4.1   Waiver Letter with Respect to Post-Petition Credit Agreement dated March 29, 2004, amending the Post-Petition Credit
         Agreement dated February 12, 2002, among Kaiser Aluminum &
         Chemical Corporation ("KACC"), Kaiser Aluminum Corporation
         ("KAC"), certain financial institutions and Bank of America,
         N.A., as Agent.
 *31.1   Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *31.2   Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *32.1   Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *32.2   Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

     (b) Reports on Form 8-K.

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

          No other Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004, however:

        On April 23, 2004 under Item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that RUSAL was the successful bidder for the Company's interest in and related to Alpart.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

                                          KAISER ALUMINUM & CHEMICAL CORPORATION

                                          By:      /s/ KERRY A. SHIBA
                                            ------------------------------------
                                                       Kerry A. Shiba
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

                                          KAISER ALUMINUM & CHEMICAL CORPORATION

                                          By:     /s/ DANIEL D. MADDOX
                                            ------------------------------------
                                                      Daniel D. Maddox
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: May 14, 2004

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  *4.1   Waiver Letter with Respect to Post-Petition Credit Agreement dated March 29, 2004, amending the Post-Petition Credit
         Agreement dated February 12, 2002, among Kaiser Aluminum &
         Chemical Corporation ("KACC"), Kaiser Aluminum Corporation
         ("KAC"), certain financial institutions and Bank of America,
         N.A., as Agent.
 *31.1   Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *31.2   Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *32.1   Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *32.2   Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.