Form 10-Q
period 2004-06-30
KAISER ALUMINUM & CHEMICAL CORP
filed 2004-08-16
CIK 54291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     At July 31, 2004, the registrant had 46,171,365 shares of Common Stock outstanding.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,    DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                                    (UNAUDITED)
                                                              (IN MILLIONS OF DOLLARS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    26.5    $    35.6
  Receivables:
     Trade, less allowance for doubtful receivables of $6.7
      and $6.4..............................................      128.2         93.2
     Other..................................................       26.0         50.2
  Inventories...............................................      176.8        147.8
  Prepaid expenses and other current assets.................       28.1         28.8
  Discontinued operations' current assets...................       84.6         75.6
                                                              ---------    ---------
       Total current assets.................................      470.2        431.2
Investments in and advances to unconsolidated affiliates....       61.5         57.0
Property, plant, and equipment -- net.......................      270.0        312.7
Other assets................................................      522.9        522.2
Discontinued operations' long-term assets...................      300.6        305.6
                                                              ---------    ---------
       Total................................................  $ 1,625.2    $ 1,628.7
                                                              =========    =========

                     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise --
  Current liabilities:
     Accounts payable.......................................  $   121.2    $   102.0
     Accrued interest.......................................         .9           .8
     Accrued salaries, wages, and related expenses..........       35.5         39.9
     Accrued postretirement medical benefit obligation --
      current portion.......................................        8.1         32.5
     Other accrued liabilities..............................       77.6         40.9
     Payable to affiliates..................................       54.2         52.4
     Long-term debt -- current portion......................        1.2          1.3
     Discontinued operations' current liabilities...........       47.0         49.7
                                                              ---------    ---------
       Total current liabilities............................      345.7        319.5
  Long-term liabilities.....................................       58.9         61.8
  Long-term debt............................................        2.2          2.2
  Discontinued operations' long-term liabilities, including
     minority interests of $103.1 and $105.9................      139.9        145.3
                                                              ---------    ---------
                                                                  546.7        528.8
Liabilities subject to compromise...........................    2,833.4      2,815.9
Minority interests..........................................       14.4         15.2
Commitments and contingencies
Stockholders' equity (deficit):
  Preference stock..........................................         .7           .7
  Common stock..............................................       15.4         15.4
  Additional capital........................................    2,454.0      2,454.0
  Accumulated deficit.......................................   (1,941.4)    (1,901.7)
  Accumulated other comprehensive income (loss).............     (106.3)      (107.9)
  Less: Note receivable from parent.........................   (2,191.7)    (2,191.7)
                                                              ---------    ---------
     Total stockholders' equity (deficit)...................   (1,769.3)    (1,731.2)
                                                              ---------    ---------
       Total................................................  $ 1,625.2    $ 1,628.7
                                                              =========    =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)

                                                             QUARTER ENDED    SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                            ---------------   ----------------
                                                             2004     2003     2004     2003
                                                            ------   ------   ------   -------
                                                                       (UNAUDITED)
                                                                 (IN MILLIONS OF DOLLARS)
Net sales.................................................  $345.1   $296.0   $658.4   $ 574.9
                                                            ------   ------   ------   -------
Costs and expenses:
  Cost of products sold...................................   318.5    299.8    621.9     586.6
  Depreciation and amortization...........................     6.7     14.1     13.8      29.3
  Selling, administrative, research and development, and
     general..............................................    21.8     27.8     43.5      52.9
  Other operating charges (benefits), net.................      .4      (.7)    31.9     (10.2)
                                                            ------   ------   ------   -------
     Total costs and expenses.............................   347.4    341.0    711.1     658.6
                                                            ------   ------   ------   -------
Operating loss............................................    (2.3)   (45.0)   (52.7)    (83.7)
Other income (expense):
  Interest expense (excluding unrecorded contractual
     interest
     expense of $23.7 for both quarters and $47.4 for both
     six-month periods)...................................    (2.2)    (2.5)    (4.1)     (4.9)
  Reorganization items....................................   (10.3)    (7.4)   (18.9)    (14.8)
  Other -- net............................................     4.3      (.4)     4.2      (1.7)
                                                            ------   ------   ------   -------
Loss before income taxes, minority interests and
  discontinued operations.................................   (10.5)   (55.3)   (71.5)   (105.1)
(Provision) benefit for income taxes......................    (9.3)      .3    (14.6)     (4.4)
Minority interests........................................      .6       .6      1.0       1.0
                                                            ------   ------   ------   -------
Loss from continuing operations...........................   (19.2)   (54.4)   (85.1)   (108.5)
                                                            ------   ------   ------   -------
Discontinued operations:
  Income (loss) from discontinued operations, net of
     income taxes, including minority interests...........    20.0     (6.9)    22.0     (17.9)
  Gain from sale of Mead facility.........................    23.4       --     23.4        --
                                                            ------   ------   ------   -------
Income (loss) from discontinued operations................    43.4     (6.9)    45.4     (17.9)
                                                            ------   ------   ------   -------
Net income (loss).........................................  $ 24.2   $(61.3)  $(39.7)  $(126.4)
                                                            ======   ======   ======   =======

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                                                      ACCUMULATED
                                                                                         OTHER          NOTE
                                                                                     COMPREHENSIVE   RECEIVABLE
                                    PREFERENCE   COMMON   ADDITIONAL   ACCUMULATED      INCOME          FROM
                                      STOCK      STOCK     CAPITAL       DEFICIT        (LOSS)         PARENT       TOTAL
                                    ----------   ------   ----------   -----------   -------------   ----------   ---------
BALANCE, December 31, 2003........     $.7       $15.4     $2,454.0     $(1,901.7)      $(107.9)     $(2,191.7)   $(1,731.2)
  Net loss........................      --          --           --         (39.7)           --             --        (39.7)
  Unrealized net increase in value
    of derivative instruments
    arising during the period
    (including net decrease in
    value of $.5 for the quarter
    ended June 30, 2004)..........      --          --           --            --            .8             --           .8
  Reclassification adjustment for
    net realized losses on
    derivative instruments
    included in net loss
    (including net realized losses
    of $.3 for the quarter ended
    June 30, 2004)................      --          --           --            --            .8             --           .8
                                                                                                                  ---------
  Comprehensive income (loss).....      --          --           --            --            --             --        (38.1)
                                       ---       -----     --------     ---------       -------      ---------    ---------
BALANCE, June 30, 2004............     $.7       $15.4     $2,454.0     $(1,941.4)      $(106.3)     $(2,191.7)   $(1,769.3)
                                       ===       =====     ========     =========       =======      =========    =========

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                      ACCUMULATED
                                                                                         OTHER          NOTE
                                                                                     COMPREHENSIVE   RECEIVABLE
                                    PREFERENCE   COMMON   ADDITIONAL   ACCUMULATED      INCOME          FROM
                                      STOCK      STOCK     CAPITAL       DEFICIT        (LOSS)         PARENT       TOTAL
                                    ----------   ------   ----------   -----------   -------------   ----------   ---------
BALANCE, December 31, 2002........     $.7       $15.4     $2,454.8     $(1,113.6)      $(243.9)     $(2,191.7)   $(1,078.3)
  Net loss........................                  --           --        (126.4)           --             --       (126.4)
  Unrealized net increase in value
    of derivative instruments
    arising during the period
    (including net increase in
    value of $1.6 for the quarter
    ended June 30, 2003)..........                  --           --            --            .6             --           .6
  Reclassification adjustment for
    net realized gains on
    derivative instruments
    included in net loss
    (including net realized gains
    of $.2 for the quarter ended
    June 30, 2003)................                  --           --            --           (.5)            --          (.5)
                                                                                                                  ---------
  Comprehensive income (loss).....                               --            --            --             --       (126.3)
  Restricted stock
    cancellations.................                              (.6)           --            --             --          (.6)
  Restricted stock accretion......                  --           .3            --            --             --           .3
                                       ---       -----     --------     ---------       -------      ---------    ---------
BALANCE, June 30, 2003............     $.7       $15.4     $2,454.5     $(1,240.0)      $(243.8)     $(2,191.7)   $(1,204.9)
                                       ===       =====     ========     =========       =======      =========    =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2004     2003
                                                              ------   -------
                                                                (UNAUDITED)
                                                              (IN MILLIONS OF
                                                                  DOLLARS)
Cash flows from operating activities:
  Net loss..................................................  $(39.7)  $(126.4)
  Deduct income (loss) from discontinued operations.........    45.4     (17.9)
                                                              ------   -------
  Loss from continuing operations...........................   (85.1)   (108.5)
  Adjustments to reconcile loss from continuing operations
     to net cash (used) provided by continuing operations:
     Depreciation and amortization (including deferred
      financing costs of $2.1 and $2.5, respectively).......    15.9      31.8
     Non-cash charges: impairment charge in 2004............    33.0        --
     Gain on sale of Tacoma facility in 2003................      --      (9.5)
     Equity in earnings of unconsolidated affiliates, net of
      distributions.........................................    (4.5)     (8.4)
     Minority interests.....................................    (1.0)     (1.0)
     (Increase) decrease in trade and other receivables.....   (10.9)      1.6
     (Increase) decrease in inventories.....................   (28.2)     18.2
     Decrease (increase) in prepaid expenses and other
      current assets........................................     2.7      (7.7)
     Increase in accounts payable and accrued interest......    19.1      13.0
     (Decrease) increase in other accrued liabilities.......    (4.4)     10.0
     Increase in payable to affiliates......................     2.0      13.5
     Increase (decrease) in accrued and deferred income
      taxes.................................................     8.6     (36.6)
     Net cash impact of changes in long-term assets and
      liabilities...........................................     9.6      31.9
     Net cash provided (used) by discontinued operations....    23.3      (3.6)
     Other..................................................     2.7       6.0
                                                              ------   -------
       Net cash used by operating activities................   (17.2)    (49.3)
                                                              ------   -------
Cash flows from investing activities:
  Net proceeds from dispositions: primarily Tacoma facility
     and interests in office building complex in 2003.......      --      75.1
  Capital expenditures......................................    (2.9)     (5.1)
  Net cash provided (used) by discontinued operations:
     primarily proceeds from the sale of Mead properties in
     2004 and Alpart-related capital expenditures in 2003...    11.2     (14.1)
                                                              ------   -------
       Net cash provided by investing activities............     8.3      55.9
                                                              ------   -------
Cash flows from financing activities:
  Financing costs, primarily DIP Facility -- related........     (.2)     (1.4)
                                                              ------   -------
       Net cash used by financing activities................     (.2)     (1.4)
                                                              ------   -------
Net (decrease) increase in cash and cash equivalents during
  the period................................................    (9.1)      5.2
Cash and cash equivalents at beginning of period............    35.6      78.2
                                                              ------   -------
Cash and cash equivalents at end of period..................  $ 26.5   $  83.4
                                                              ======   =======
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest of $.1 and $.7
     respectively...........................................  $  2.1   $   2.0
  Less interest paid by discontinued operations, net of
     capitalized interest of $.4 in 2003....................     (.9)      (.5)
                                                              ------   -------
                                                              $  1.2   $   1.5
                                                              ======   =======
  Income taxes paid.........................................  $  4.4   $  40.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein.

     All Debtors. Two creditors' committees, one representing the unsecured creditors (the "UCC") and the other representing the asbestos claimants (the "ACC"), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees") with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the legal representatives for (a) potential future asbestos claimants (the "Asbestos Futures' Representative") and
(b) potential future silica and coal tar pitch volatile claimants (the "Silica/CTPV Futures' Representative" and, collectively with the Asbestos Futures' Representative, the "Futures' Representatives") that have been appointed in the Cases, will play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures' Representatives, including those of their counsel and other advisors.

     As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. The Debtors have pending a motion to extend exclusivity through October 31, 2004 for all Debtors. By filing the motion to extend the exclusivity period, the period is automatically extended until the August 23, 2004 Court hearing date. The UCC and another party have filed objections to the Company's motion. The objections are limited to the extension of exclusivity in respect of AJI, KJC, KAAC, KBC and KFC past September 30, 2004 at this time. Discussions with the UCC and others in respect of the Company's motion are continuing. Additional extensions are likely to be sought. However, no assurance can be given that the existing or any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

     In working toward one or more plans of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the Committees, the Futures' Representatives, the PBGC, and the appropriate union representatives. The treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

     The Debtors' objective is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors' abilities to pay, and to continue the operations of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

valuation of the Debtors' assets and estimation of pre-Filing Date claims at this stage of the Cases are subject to inherent uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration. Further, the Debtors believe that it is likely that: (a) the claims of pre-petition creditors that are given certain priorities by statute or have the benefit of guarantees or other contractual or structural seniority will likely receive substantially greater recoveries than pre-petition creditors that have no such priorities or seniority; and (b) all pending and future asbestos-related personal injury claims are likely to be resolved through the formation, pursuant to a plan of reorganization, of a statutory trust to which all claims would be directed by a channeling injunction that would permanently remove all asbestos liability from the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica, hearing loss and coal tar pitch volatiles personal injury claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors' insurance assets and certain other consideration that has yet to be agreed. No assurances can be provided that the foregoing will ultimately be included in any plan(s) of reorganization the Debtors may file. Further, while the Debtors believe it is possible to successfully reorganize their operations and emerge from Chapter 11 in 2005, their ability to do so is subject to inherent market- related risks as well as successful negotiation and Court approval for the treatment of creditors consistent with the applicable bankruptcy law.

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

     In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that most, if not all, of these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, KAII, KACOCL, KBC, Bellwood, KATSI and KFC) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those entities holding claims against the Company also have claims against certain Company subsidiaries that own or owned the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

each of AJI and KJC, which through June 30, 2004, owned the Company's interests in Alumina Partners of Jamaica ("Alpart"), and KAAC, which owns the Company's interests in Queensland Alumina Limited ("QAL"), as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated Notes. Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company (referred to as "Controlled Group Members"). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by the Company. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the PBGC.

     As discussed above, the Company has stated that it expects that pre-Filing Date claims that have the benefit of contractual or structural seniority will receive substantially greater recoveries than pre-Filing Date claims that have no such seniority. Accordingly, it has been the Company's expectation that the holders of the Company's 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the "Senior Notes") will receive substantially greater recoveries than the holders of claims in respect of the Company's 12 3/4% Senior Subordinated Notes (the "Sub Notes"). However, a group of holders (the "Sub Note Group") of the Sub Notes has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders' claims against the Subsidiary Guarantors (such as AJI, KJC and KAAC) may not, as a technical matter, be contractually subordinate to the claims of holders of the Senior Notes. The effect of such position, if ultimately sustained, would be that the holders of Sub Notes would be on a par with the holders of the Senior Notes in respect of proceeds from sales of the Company's interests in and related to Alpart and QAL. This change would materially increase the recoveries to the holders of the Sub Notes and materially decrease the recoveries to the holders of the Senior Notes. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the Subsidiary Guarantors. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.

     In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany Agreement"). The proposed Intercompany Agreement would also resolve substantially all other pre-and post-petition intercompany claims between the Debtors. The proposed Intercompany Agreement if finalized substantially in its current form, would provide, among other things, for payments of cash by AJI, KJC and KAAC to the Company of $90.0 in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 plus accrued and unpaid interest and fees paid by the Company to retire Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for
(1) any net cash flows funded by or collected by the Company related to: (a) the Company's interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be between $20.0-$30.0 benefit received by the Company);
(b) related to the Company's interests in and related to QAL from July 1, 2004 through KAAC's emergence from Chapter 11; and (c) the sale of AJI's, KJC's and KAAC's respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to the Company's sale of its interests in Alpart. The proposed Intercompany Agreement calls for such payments to become payable to the Company at the earlier of the sale

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter 11. The Company expects that all such payments under the proposed Intercompany Agreement, other than $14.3 that was paid to the Company in July 2004 in respect of retiring the Alpart-related debt and the $28.0 that is to be paid once the Intercompany Agreement is finalized, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities are secured by liens. The Intercompany Agreement once finalized will be subject to Court approval. Discussions are ongoing between the Company, the UCC, the ACC and the Futures' Representatives in an attempt to make the terms of the proposed Intercompany Agreement acceptable to each of the groups. However, no assurances can be provided as to when the remaining issues can be resolved so that the Company can submit the Intercompany Agreement to the Court.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 to $120.0. The Company currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 5). If payments under the Intercompany Agreement together with liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and some or all of its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

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

     The Company has previously reported that it has been in discussions with the PBGC regarding the termination of certain of the hourly pension plans. In connection with these discussions, the PBGC has raised issues regarding certain of the follow-on pension plans that were proposed by the Company to replace the USWA pension plan and certain smaller Kaiser sponsored plans as well as to the appropriate amount of the PBGC's claim in respect of the pension plans. These issues have, over the last two months, impeded the Company's ability to complete the Intercompany Agreement (in its present form) and therefore delayed the Company's reorganization efforts. While the Court previously ruled that the requirements for the distress termination of these plans had been met, the PBGC retained its regulatory right to review and approve any replacement pension plans that might be adopted. The PBGC and the Company have been engaged in discussions regarding the terms of such follow-on plans including in particular the USWA pension plan. If the PBGC, the Company and the affected unions cannot reach some mutually acceptable resolution with respect to the distress termination and any required follow-on plan, the Company would have to either formally

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

renegotiate the agreements to terminate the existing retiree medical benefits and pension plans or litigate unresolved issues with either the union representatives or the PBGC or both. There can be no assurances that the Company will be able to successfully negotiate a settlement with the PBGC, or successfully negotiate and obtain approval for a revised retiree medical benefit and pension termination agreement with the unions or prevail in any potential litigation against the PBGC or the unions. Even if the Company is successful in respect of the foregoing, it is possible that pursuit of any of the stated alternatives could further delay the Company's emergence from the Cases.

     The Company had previously disclosed that it was possible that it could emerge from the Cases as early as late in the third quarter of 2004. However, given, among other things, the longer than expected negotiations in respect of the Intercompany Agreement and the fact that the commodity asset sales process has been taking longer than previously expected, the Company now believes that it is not likely that it will emerge from the Cases until sometime in the first half of 2005. The Company continues to push for an aggressive pace that would allow it to file a Disclosure Statement proposing a plan or plans of reorganization before the end of 2004. However, the Debtors' ability to do so and to ultimately emerge from the Cases is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

     In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the Company's Board of Directors and in consultation with the UCC, the ACC and the Futures' Representatives, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) the Company's Gramercy alumina refinery and Kaiser Jamaica Bauxite Company ("KJBC"). The possible sale of the Debtors' interests in respect of Gramercy and KJBC was explored jointly given their significant integration. In March 2004, the Company announced that it also began the process of exploring the possible sale of its 20% interest in and related to QAL. See Note 4 for a discussion of the developments on each of these possible transactions.

     In exploring the sale of its interests in and related to the commodity assets, the Debtors, through their advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received represented reasonable indications of value ("Qualified Bids"). Potential bidders ("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a Qualified Bid and to submit definitive proposals. The Debtors reviewed the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representatives, and other key constituencies, determined with which Qualified Bidders the Debtors would pursue further negotiations.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

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

     The Company ultimately concluded that no impairment of its interests in and related to Alpart was appropriate based on its updated expectation that the sale of the Company's interests in Alpart would result in a pre -tax gain (see Note
4). By contrast, based on the Company reaching a financial agreement in early May 2004 with the Government of Ghana ("GoG") in respect of the sale of its interests in and related to Valco, the Company determined that it should impair its interests in and related to Valco to the amount of the expected proceeds to be received from the GoG. As a result, in the first quarter of 2004, the Company recorded a non-cash charge of approximately $33.0 (see Note 4). Additionally, in evaluating the recoverability of the Company's basis in Gramercy/KJBC, the Company recorded an impairment charge of approximately $368.0 in the fourth quarter of 2003 because all offers received for such assets were substantially below the carrying value of the assets (see Note 4). The actual amount of gain or loss if and when the potential sales of Valco and Gramercy/KJBC are consummated may differ from these amounts as a result of closing adjustments, changes in economic circumstances and other matters.

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

     Upon emergence from the Cases, the Company expects to apply "fresh start" accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending and completed asset sales and liabilities subject to

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

compromise (that will be relieved upon emergence), meaningful comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.

     Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 JUNE 30, 2004

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                          DEBTORS    NON-DEBTORS      ENTRIES       CONSOLIDATED
                                         ---------   -----------   --------------   ------------
Current assets.........................  $   344.9     $ 40.7         $    --        $   385.6
Discontinued operations' current
  assets...............................       24.4       60.2              --             84.6
Investments in subsidiaries and
  affiliates...........................      347.7         .2          (286.4)            61.5
Intercompany receivables (payables),
  net..................................     (108.1)     108.1              --               --
Property and equipment, net............      228.3       41.7              --            270.0
Other assets...........................      521.3        1.6              --            522.9
Discontinued operations' long-term
  assets Alpart operations.............       19.5      281.1              --            300.6
                                         ---------     ------         -------        ---------
                                         $ 1,378.0     $533.6         $(286.4)       $ 1,625.2
                                         =========     ======         =======        =========
Liabilities not subject to compromise--
  Current liabilities..................  $   252.1     $ 48.6         $  (2.0)       $   298.7
  Discontinued operations' current
     liabilities.......................         .8       46.2              --             47.0
  Long-term liabilities................       48.1       13.0              --             61.1
  Discontinued operations' long-term
     liabilities.......................       12.9      126.7              .3            139.9
Liabilities subject to compromise......    2,833.4         --              --          2,833.4
Minority interests.....................         --         --            14.4             14.4
Stockholders' equity (deficit).........   (1,769.3)     299.1          (299.1)        (1,769.3)
                                         ---------     ------         -------        ---------
                                         $ 1,378.0     $533.6         $(286.4)       $ 1,625.2
                                         =========     ======         =======        =========

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2003

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                          DEBTORS    NON-DEBTORS      ENTRIES       CONSOLIDATED
                                         ---------   -----------   --------------   ------------
Current assets.........................  $   312.8     $ 42.8         $    --        $   355.6
Discontinued operations' current
  assets...............................       15.3       60.3              --             75.6
Investments in subsidiaries and
  affiliates...........................      400.8         .2          (344.0)            57.0
Intercompany receivables (payables),
  net..................................     (115.6)     115.6              --               --
Property and equipment, net............      236.4       76.3              --            312.7
Other assets...........................      520.5        1.7              --            522.2
Discontinued operations' long-term
  assets Alpart operations.............       23.0      282.6              --            305.6
                                         ---------     ------         -------        ---------
                                         $ 1,393.2     $579.5         $(344.0)       $ 1,628.7
                                         =========     ======         =======        =========
Liabilities not subject to compromise--
  Current liabilities..................  $   220.6     $ 51.2         $  (2.0)       $   269.8
  Discontinued operations' current
     liabilities.......................        9.6       40.1              --             49.7
  Long-term liabilities................       62.8        1.2              --             64.0
  Discontinued operations' long-term
     liabilities.......................       15.5      129.5              .3            145.3
Liabilities subject to compromise......    2,815.9         --              --          2,815.9
Minority interests.....................         --         --            15.2             15.2
Stockholders' equity (deficit).........   (1,731.2)     357.5          (357.5)        (1,731.2)
                                         ---------     ------         -------        ---------
                                         $ 1,393.2     $579.5         $(344.0)       $ 1,628.7
                                         =========     ======         =======        =========

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED JUNE 30, 2004

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                           DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                           -------   -----------   --------------   ------------
Net sales................................  $345.1      $   --          $  --           $345.1
                                           ------      ------          -----           ------
Costs and expenses --
  Operating costs and expenses...........   341.9         5.1             --            347.0
  Other operating charges (benefits),
     net.................................      .4          --             --               .4
                                           ------      ------          -----           ------
                                            342.3         5.1             --            347.4
                                           ------      ------          -----           ------
Operating income (loss)..................     2.8        (5.1)            --             (2.3)
Interest expense.........................    (2.2)         --             --             (2.2)
All other income (expense), net..........    (9.0)         .1            2.9             (6.0)
Income tax and minority interests........     3.6       (12.3)            --             (8.7)
Equity in income of subsidiaries.........   (17.4)         --           17.4               --
                                           ------      ------          -----           ------
Loss from continuing operations..........   (22.2)      (17.3)          20.3            (19.2)
Discontinued operations..................    46.4        (3.0)            --             43.4
                                           ------      ------          -----           ------
Net income (loss)........................  $ 24.2      $(20.3)         $20.3           $ 24.2
                                           ======      ======          =====           ======

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED JUNE 30, 2003

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                           DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                           -------   -----------   --------------   ------------
Net sales................................  $295.6       $ 4.2          $(3.8)          $296.0
                                           ------       -----          -----           ------
Costs and expenses --
  Operating costs and expenses...........   331.5        14.0           (3.8)           341.7
  Other operating charges (benefits),
     net.................................     (.7)         --             --              (.7)
                                           ------       -----          -----           ------
                                            330.8        14.0           (3.8)           341.0
                                           ------       -----          -----           ------
Operating loss...........................   (35.2)       (9.8)            --            (45.0)
Interest expense.........................    (2.5)         --             --             (2.5)
All other income (expense), net..........   (11.0)         .4            2.8             (7.8)
Income tax and minority interests........    (2.8)        3.7             --               .9
Equity in income of subsidiaries.........    (5.7)         --            5.7               --
                                           ------       -----          -----           ------
Loss from continuing operations..........   (57.2)       (5.7)           8.5            (54.4)
Discontinued operations..................    (4.1)       (2.8)            --             (6.9)
                                           ------       -----          -----           ------
Net loss.................................  $(61.3)      $(8.5)         $ 8.5           $(61.3)
                                           ======       =====          =====           ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                           DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                           -------   -----------   --------------   ------------
Net sales................................  $658.4      $   --          $  --           $658.4
                                           ------      ------          -----           ------
Costs and expenses --
  Operating costs and expenses...........   668.7        10.5                           679.2
  Other operating charges (benefits),
     net.................................      .2        31.7             --             31.9
                                           ------      ------          -----           ------
                                            668.9        42.2             --            711.1
                                           ------      ------          -----           ------
Operating loss...........................   (10.5)      (42.2)            --            (52.7)
Interest expense.........................    (4.1)         --             --             (4.1)
All other income (expense), net..........   (20.7)         .2            5.8            (14.7)
Income tax and minority interests........    (3.3)      (10.3)            --            (13.6)
Equity in income of subsidiaries.........   (52.4)         --           52.4               --
                                           ------      ------          -----           ------
Loss from continuing operations..........   (91.0)      (52.3)          58.2            (85.1)
Discontinued operations..................    51.3        (5.9)            --             45.4
                                           ------      ------          -----           ------
Net loss.................................  $(39.7)     $(58.2)         $58.2           $(39.7)
                                           ======      ======          =====           ======

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                  CONSOLIDATION/
                                                                   ELIMINATION
                                          DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                          -------   -----------   --------------   ------------
Net sales...............................  $ 573.4     $ 14.9          $(13.4)        $ 574.9
                                          -------     ------          ------         -------
Costs and expenses --
  Operating costs and expenses..........    650.1       32.1           (13.4)          668.8
  Other operating charges (benefits),
     net................................    (10.2)        --              --           (10.2)
                                          -------     ------          ------         -------
                                            639.9       32.1           (13.4)          658.6
                                          -------     ------          ------         -------
Operating loss..........................    (66.5)     (17.2)             --           (83.7)
Interest expense........................     (4.9)        --              --            (4.9)
All other income (expense), net.........    (22.7)        .7             5.5           (16.5)
Income tax and minority interests.......     (9.8)       6.4              --            (3.4)
Equity in income of subsidiaries........    (10.0)        --            10.0              --
                                          -------     ------          ------         -------
Loss from continuing operations.........   (113.9)     (10.1)           15.5          (108.5)
Discontinued operations.................    (12.5)      (5.4)             --           (17.9)
                                          -------     ------          ------         -------
Net loss................................  $(126.4)    $(15.5)         $ 15.5         $(126.4)
                                          =======     ======          ======         =======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                           DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                           -------   -----------   --------------   ------------
Net cash provided (used) by:
Continuing operations --
  Operating activities...................  $(39.8)      $ (.7)         $   --          $(40.5)
  Investing activities...................    (2.9)         --              --            (2.9)
  Financing activities...................     (.2)         --              --             (.2)
                                           ------       -----          ------          ------
                                            (42.9)        (.7)                          (43.6)
Discontinued operations..................    33.7          .8              --            34.5
                                           ------       -----          ------          ------
  Net decrease in cash and cash
     equivalents.........................    (9.2)         .1              --            (9.1)
  Cash and cash equivalents, beginning of
     period..............................    35.2          .4              --            35.6
                                           ------       -----          ------          ------
Cash and cash equivalents, end of
  period.................................  $ 26.0       $  .5          $   --          $ 26.5
                                           ======       =====          ======          ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                   CONSOLIDATION/
                                                                    ELIMINATION
                                           DEBTORS   NON-DEBTORS      ENTRIES       CONSOLIDATED
                                           -------   -----------   --------------   ------------
Net cash provided (used) by:
Continuing operations --
  Operating activities...................  $(57.0)     $ 11.3          $   --          $(45.7)
  Investing activities...................    70.2         (.2)             --            70.0
  Financing activities...................    (1.4)         --              --            (1.4)
                                           ------      ------          ------          ------
                                             11.8        11.1                            22.9
Discontinued operations..................    (6.5)      (11.2)             --           (17.7)
                                           ------      ------          ------          ------
  Net increase in cash and cash
     equivalents.........................     5.3         (.1)             --             5.2
  Cash and cash equivalents, beginning of
     period..............................    77.6          .6              --            78.2
                                           ------      ------          ------          ------
Cash and cash equivalents, end of
  period.................................  $ 82.9      $   .5          $   --          $ 83.4
                                           ======      ======          ======          ======

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

agreement, and certain postretirement medical and other costs associated with retirees (however, see Note (2) to the table below).

     Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. Further, the Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration.

     The amounts subject to compromise at June 30, 2004 and December 31, 2003 consisted of the following items:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Items, absent the Cases, that would have been considered
  current:
  Accounts payable..........................................  $   51.4     $   50.8
  Accrued interest..........................................      47.5         47.5
  Accrued salaries, wages and related expenses(1)...........     159.0        159.0
  Accrued postretirement medical obligation(2)..............        --         32.5
  Other accrued liabilities (including asbestos liability of
     $130.0 -- Note 7)......................................     133.8        148.0
Items, absent the Cases, that would have been considered
  long-term:
  Accrued pension benefits..................................     301.0        289.0
  Accrued postretirement medical obligation(2)..............     706.0        652.4
  Long-term liabilities(3)..................................     586.5        592.6
  Debt (Note 5).............................................     848.2        848.2
                                                              --------     --------
                                                               2,833.4      2,820.0
Less discontinued operations reported separately (primarily
  related to long-term liabilities).........................        --         (4.1)
                                                              --------     --------
                                                              $2,833.4     $2,815.9
                                                              ========     ========

---------------

(1) Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts as of June 30, 2004 and December 31, 2003 include approximately $100.0 associated with estimated special liquidity and other pension contributions that were not made. As previously disclosed, the Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information about non-payment of pension contributions.

(2) In February 2004, the Company concluded an agreement with the 1114 Committee and union representatives that represent the vast majority of the hourly employees that provides for the termination of the existing salaried and hourly postretirement benefit plans, subject to certain conditions. The Company included postretirement medical obligations expected to be paid in respect of periods through May 31, 2004 in the accompanying balance sheet at June 30, 2004 and December 31, 2003, as liabilities

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

    not subject to compromise. Such amounts total $8.1 at June 30, 2004 and $32.5 at December 31, 2003 (see Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information about termination of postretirement benefit plans). While the Company is no longer making payments in respect of retiree medical (other than VEBA payments), the participants of the retiree medical benefit plan retain claims that will be resolved in any plan(s) of reorganization that are ultimately filed and approved by the Court. See Note 11 for additional discussions regarding the retiree medical plan.

(3) Long-term liabilities include hearing loss claims of $15.8 at June 30, 2004 and December 31, 2003 (see Note 7), environmental liabilities of $50.0 at June 30, 2004 and December 31, 2003 (see Note 7) and asbestos liabilities of $480.1 at June 30, 2004 and December 31, 2003 (see Note 7).

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

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and six month periods ended June 30, 2004 and 2003, reorganization items were as follows:

                                                          QUARTER ENDED      SIX MONTHS
                                                             JUNE 30,      ENDED JUNE 30,
                                                          --------------   ---------------
                                                           2004    2003     2004     2003
                                                          ------   -----   ------   ------
Professional fees.......................................  $10.2    $7.6    $18.5    $15.2
Interest income.........................................     --     (.3)     (.1)     (.5)
Other...................................................     .1      .1       .5       .1
                                                          -----    ----    -----    -----
                                                          $10.3    $7.4    $18.9    $14.8
                                                          =====    ====    =====    =====

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

     Additionally, as discussed above (see Financial Statement Presentation in
Note 1), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the June 30, 2004 financial statements to the financial statements of the entity upon emergence.

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

     Operating results for the quarter and six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     Discontinued Operations. As part of the Company's plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 4, the Company completed the sale of its interests in and related to Alpart on July 1, 2004 and the sale of the Mead facility and certain related property (the "Mead Facility") in June 2004. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the assets and liabilities in respect of the Company's interest in and related to Alpart and the Mead Facility as of June 30, 2004 and December 31, 2003 and the operating results in respect of the Company's interest in and related to Alpart and the Mead Facility for the quarter and six month periods ended June 30, 2004 and 2003 and the gain from the sale of the Mead Facility have been reported as discontinued operations in the accompanying financial statements.

     Under SFAS No. 144, only those assets, liabilities and operating results that are being sold/discontinued are treated as "discontinued operations". In the case of the sale of the Mead Facility, the buyer did not assume such items as workers compensation, pension or postretirement benefit obligations in respect of the former employees of the Mead Facility. As discussed more fully in
Note 1, the Company expects that retained obligations will be resolved in the context of any plan or plans of reorganization. As such, the balances and operating results related to such items are still included in the consolidated financial statements. Because the Company owned a 65% interest in Alpart, Alpart's balances and results of operations were fully consolidated into the Company's consolidated financial statements. Accordingly, the amounts reflected below for Alpart

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

include the 35% interest in Alpart owned by Hydro Aluminium a.s. ("Hydro"). Hydro's share of the net investment in Alpart is reflected as minority interest.

     The balances and operating results associated with the Company's interest in and related to Alpart were previously included in the Bauxite and Alumina business segment and the balances and operating results associated with the Mead Facility were previously included in the Primary Aluminum business segment.

     The carrying amounts as of June 30, 2004 and December 31, 2003 of the assets and liabilities in respect of the Company's interest in and related to Alpart and the Mead Facility included in discontinued operations were as follows:

                                          JUNE 30, 2004              DECEMBER 31, 2003
                                    --------------------------   --------------------------
                                               MEAD                         MEAD
                                    ALPART   FACILITY   TOTAL    ALPART   FACILITY   TOTAL
                                    ------   --------   ------   ------   --------   ------
Current assets (primarily
  receivables and inventories)....  $ 84.6    $  --     $ 84.6   $ 73.6    $ 2.0     $ 75.6
Property, plant and equipment,
  net.............................   291.8       --      291.8    299.5       .4      299.9
Other assets......................     8.8       --        8.8      5.7       --        5.7
                                    ------    -----     ------   ------    -----     ------
                                    $385.2    $  --     $385.2   $378.8    $ 2.4     $381.2
                                    ======    =====     ======   ======    =====     ======
Current liabilities...............  $ 47.0    $  --     $ 47.0   $ 40.3    $ 9.4     $ 49.7
Long-term debt....................    22.0       --       22.0     22.0       --       22.0
Long-term liabilities.............    14.8       --       14.8     13.3       --       13.3
Liabilities subject to
  compromise......................      --       --         --       --      4.1        4.1
Minority interest.................   103.1       --      103.1    105.9       --      105.9
                                    ------    -----     ------   ------    -----     ------
                                    $186.9    $  --     $186.9   $181.5    $13.5     $195.0
                                    ======    =====     ======   ======    =====     ======

     Income statement information in respect of the Company's interest in and related to Alpart and the Mead Facility for the quarter and six month periods ended June 30, 2004 and 2003 included in income (loss) from discontinued operations was as follows:

                                            QUARTER ENDED                QUARTER ENDED
                                            JUNE 30, 2004                JUNE 30, 2003
                                      --------------------------   -------------------------
                                                 MEAD                         MEAD
                                      ALPART   FACILITY   TOTAL    ALPART   FACILITY   TOTAL
                                      ------   --------   ------   ------   --------   -----
Net sales...........................  $100.6    $  --     $100.6   $62.4     $  --     $62.4
Operating income (loss).............    19.5     22.7       42.2    (6.8)     (1.3)     (8.1)
Income (loss) before income taxes
  and minority interests............    19.1     22.7       41.8    (7.0)     (1.3)     (8.3)
Net income (loss)...................    20.7     22.7       43.4    (5.6)     (1.3)     (6.9)

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                         SIX MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30, 2004                JUNE 30, 2003
                                    --------------------------   --------------------------
                                               MEAD                         MEAD
                                    ALPART   FACILITY   TOTAL    ALPART   FACILITY   TOTAL
                                    ------   --------   ------   ------   --------   ------
Net sales.........................  $154.9    $  --     $154.9   $122.9    $  --     $122.9
Operating income (loss)...........    22.9     21.7       44.6    (16.2)    (4.2)     (20.4)
Income (loss) before income taxes
  and minority interests..........    22.0     21.8       43.8    (16.6)    (4.2)     (20.8)
Net income (loss).................    23.6     21.8       45.4    (13.7)    (4.2)     (17.9)

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

     See Notes 2 and 13 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information regarding derivative financial instruments.

3.  INVENTORIES

     The classification of inventories is as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Fabricated products --
  Finished products.........................................   $ 22.6       $ 27.8
  Work in process...........................................     48.8         30.1
  Raw materials.............................................     29.9         22.8
  Operating supplies and repairs and maintenance parts......     11.8         11.7
                                                               ------       ------
                                                                113.1         92.4
                                                               ------       ------
Commodities --
  Bauxite and alumina.......................................     61.6         46.1
  Primary aluminum..........................................       .1           .1
  Work in process...........................................      3.5          4.1
  Operating supplies and repairs and maintenance parts......     60.7         63.5
  Less discontinued operations reported separately..........    (62.2)       (58.4)
                                                               ------       ------
                                                                 63.7         55.4
                                                               ------       ------
                                                               $176.8       $147.8
                                                               ======       ======

     Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

     Inventories at June 30, 2004, have been reduced by a net charge of $1.2 in the first quarter of 2004 (included in Other operating charges (benefits), net -- see Note 10) to write-down certain alumina inventories to their estimated net realizable value as a result of the Company's possible sale of its interests in and related to Valco (see Note 4). Discontinued operations' inventories at June 30, 2004 consisted of Bauxite and alumina of $29.7 and Operating supplies and repairs and maintenance parts of $32.5 and, at December 31, 2003 consisted of Bauxite and alumina of $22.0, Work in process of $.5 and Operating supplies and repairs and maintenance parts of $35.9.

4.  PROPERTY, PLANT, AND EQUIPMENT

     The major classes of property, plant, and equipment are as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Land and improvements.......................................  $  125.6    $   128.7
Buildings...................................................     138.9        163.4
Machinery and equipment.....................................   1,187.6      1,355.2
Construction in progress....................................      26.5         26.7
                                                              --------    ---------
                                                               1,478.6      1,674.0
Accumulated depreciation....................................    (916.8)    (1,061.4)
                                                              --------    ---------
Property, plant and equipment, net..........................     561.8        612.6
Less discontinued operations reported separately (primarily
  land and improvements and machinery and equipment)........    (291.8)      (299.9)
                                                              --------    ---------
                                                              $  270.0    $   312.7
                                                              ========    =========

     The following discusses the divestiture activities of certain of the Company's commodity assets during the six month periods ended June 30, 2004 and 2003.

  2004 --

     - As previously disclosed, in March 2004, the Court ordered that an auction be held during April 2004 in respect of the possible sale of the Company's interests in and related to Alpart. As a result of the auction and after consultation with the UCC and others, the Company entered into an agreement with the successful bidder to sell its interest in Alpart for a base purchase price of $295.0 plus certain adjustments of approximately $20.0. The agreement was approved by the Court in April 2004. However, in May 2004, Hydro, the Company's partner in the existing partnership arrangement, exercised its right to purchase the Company's interest in Alpart at the same price and terms included in the successful bidder's agreement. The sale closed on July 1, 2004. The transaction resulted in a gross sales price of approximately $315.0, subject to certain post-closing adjustments, and a pre-tax gain of approximately $100.0. As the transaction closed on July 1, 2004, the gain amount will be reflected (as a part of discontinued operations) in the Company's financial statements for the quarter ended September 30, 2004. Offsetting the proceeds were approximately $14.5 of payments made by the Company to fund the prepayment of the Company's share of the Alpart-related debt (see Note 5) and $3.3 of transactions related costs. The balance of the proceeds will be held in escrow pending the completion of the amendment to the DIP Facility (see Note 5) and the Intercompany Agreement (see Note
       1). Because Court approval and all conditions precedent to the sale were met as of June 30, 2004,

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

       and because such amounts were material, the assets and liabilities as of June 30, 2004 and December 31, 2003 and the operating results for the quarter and six month periods ended June 30, 2004 and 2003 of Alpart have been reported as discontinued operations (see Note 2).

     - In May 2004, the Company entered into an agreement to sell its interests in and related to the Gramercy facility and KJBC. Net proceeds from the sale are expected to be approximately $23.0, subject to various closing adjustments. A substantial portion of the proceeds may be used to satisfy transaction related costs and obligations. In June 2004, the Court approved the Company's motion to hold an auction in respect of the sale of its interests in and related to Gramercy/KJBC. However, there were no additional competing bids and, as a result, the May 2004 agreement was approved by the Court on July 19, 2004. The sale is expected to close in the latter part of the third quarter of 2004. As previously reported, the Company had determined that the fair value of its interests in Gramercy/ KJBC was below the carrying value of the assets because all offers that had been received for such assets were substantially below the carrying value of the assets. Accordingly, in the fourth quarter of 2003, the Company adjusted the carrying value of its interest in and related to Gramercy/KJBC to the estimated fair value, which resulted in a non-cash impairment charge of approximately $368.0. Final adjustments to the carrying value of the Gramercy facility and KJBC assets may cause the actual loss from the sale of the Company's interest in and related to Gramercy/KJBC, if consummated, to vary from the impairment charge. As the Court's approval to sell the Gramercy facility and KJBC was not obtained until after June 30, 2004, the assets, liabilities and results of operations associated with the Company's interest in and related to these facilities has not been reflected as "held for sale" or "discontinued operations" in the accompanying consolidated financial statements as of June 30, 2004. However, the Company believes that it is likely that such a reclassification of the balances will be made in its Form 10-Q for the quarter ending September 30, 2004.

     - As more fully discussed in Note 14 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, during 2003, the Company and Valco participated in extensive negotiations with the GoG and the Volta River Authority ("VRA") regarding the power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding ("MOU") in December 2003 pursuant to which the Company would sell its 90% interest in and related to Valco to the GoG for consideration of between $35.0 and $100.0, plus assumption of all of the Company's related liabilities and obligations. The MOU contemplated that the transaction would close by April 30, 2004. However, as of April 30, 2004, the GoG had only paid $5.0 of $18.0 that was due to Valco under the MOU and a $7.0 escrow payment to the Company required by the MOU had not been funded. The Company met with the GoG in early May 2004 and reached a new financial agreement. Under the revised financial terms, $13.0 was paid into escrow by the GoG. The $13.0 amount is to be paid to the Company as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.0) which the GoG was to assume under the original MOU. The Company and the GoG are currently in the process of finalizing a purchase agreement for the Company's interests in and related to Valco. The sale is expected to close in the latter part of the third quarter or the fourth quarter of 2004, but is subject to a number of conditions including approval by the Ghanaian Parliament, negotiation and signing of a definitive agreement, and Court and DIP lender approval. No assurance can be made as to when or if the transaction will close under the revised terms. However, as the revised purchase price is well below the Company's recorded value for Valco and given the increased likelihood of a closing and the payment by the GoG of the escrow amount, the Company

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

       determined that it should impair its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds. As such, the Company recorded a non-cash impairment charge the first quarter of 2004 of approximately $33.0 (included in Other operating charges (benefits), net -- see Note 9). The actual amount of loss if and when the potential sale of the Company's interests in and related to Valco is consummated may differ from the above amount as a result of closing adjustments, changes in economic circumstances and other matters.

     - In February 2004, the Company entered into an agreement to sell the Mead Facility in connection with which it would receive net cash proceeds of approximately $3.0 and the buyer would assume certain site-related liabilities. The sale of the Mead Facility was subject to an auction to determine if a higher value could be obtained. As a result of the auction, the Company entered into an agreement with the successful bidder to sell the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale, which was approved by the Court, closed in June 2004. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Proceeds from the sale of the Mead Facility totaling $4.0 are being held in escrow until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds is determined by the Court (see Note 5). Because such amounts were material, the assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 2).

     - As previously disclosed, the Company has explored the possible sale of its interests in and related to QAL (see Note 1). Initially, as required under an agreement with one of its partners, the Company offered to sell its interests to the partner. In May 2004, the partner rejected the Company's offer. On July 19, 2004, the Court approved the Company's motion to hold an auction in August 2004 in respect of the Company's interests in and related to QAL and approved certain bidding procedures. A minimum purchase price of at least $525.0, plus the assumption of the Company's share of the QAL debt (see Note 7), was approved by the Court. However, no qualified bids were received by the August 10, 2004 deadline contained in the Court approved bidding procedures. The Company is reviewing its options with respect to the possible disposition of its interests in and related to QAL. No assurances can be given as to when or if a sale will actually occur. Any transaction would be subject to a number of conditions including approval by the Court, the DIP lenders and the Australian government. The Company's investment in QAL at June 30, 2004 and December 31, 2003, was $38.3 and $37.8, respectively.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

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

5.  LONG-TERM DEBT

     Debt consists of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Secured:
  Post-Petition Credit Agreement............................  $    --      $    --
  8 1/4% Alpart CARIFA Loans due 2007.......................     22.0         22.0
  7.6% Solid Waste Disposal Revenue Bonds due 2027..........      1.0          1.0
  Other borrowings (fixed rate).............................      2.4          2.5
Unsecured or Undersecured:
  9 7/8% Senior Notes due 2002, net (see Note 1)............    172.8        172.8
  10 7/8% Senior Notes due 2006, net (see Note 1)...........    225.0        225.0
  12 3/4% Senior Subordinated Notes due 2003 (see Note 1)...    400.0        400.0
  7.6% Solid Waste Disposal Revenue Bonds due 2027..........     18.0         18.0
  Other borrowings (fixed and variable rates)...............     32.4         32.4
                                                              -------      -------
Total.......................................................    873.6        873.7
Less -- Current portion.....................................     (1.2)        (1.3)
        Discontinued operations reported separately (Alpart
        CARIFA).............................................    (22.0)       (22.0)
        Pre-Filing Date claims included in subject to
        compromise
          (i.e. unsecured debt) (Note 1)....................   (848.2)      (848.2)
                                                              -------      -------
Long-term debt included in continuing operations............  $   2.2      $   2.2
                                                              =======      =======

     Post-Petition Credit Agreement. On February 12, 2002, the Company and Kaiser entered into the DIP Facility with a group of lenders for debtor-in-possession financing. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional Debtors' assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 13, 2005, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $285.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and an amortizing fixed asset subcomponent, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by Kaiser and certain significant subsidiaries of the Company. Interest on any

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company's option. As of June 30, 2004, $145.7 was available to the Company under the DIP Facility (of which up to $79.3 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.

     The DIP Facility requires the Company to comply with certain covenants and places restrictions on the Company's, Kaiser's and the Company's subsidiaries' ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

     During March 2004, the Company received a waiver from the DIP Facility lenders in respect of a financial covenant, for the quarter ended December 31, 2003 and for all measurement periods through May 31, 2004. In May 2004, the Company received a limited consent and waiver from the DIP Facility lenders because the amendment discussed below had been delayed. The May 2004 limited consent and waiver, among other things (1) allowed the Company to complete the sale of its interests in and related to Alpart with the proceeds escrowed and subject to the lenders' administrative super priority claim and lien until the amendment is completed, (2) extended the waiver of the financial covenant through July 31, 2004 and (3) waived the current DIP Facility requirement that any proceeds from the sale of Alpart reduce the fixed asset subcomponent of the borrowing base. During late July 2004, the Company received another limited consent and an extension of the May 2004 waiver, as a result of continuing delays in completing the amendment discussed below. The July 2004 limited consent and waiver, among other things, extended the waiver of the financial covenant through September 30, 2004 and provided approval for the Company to complete the sale of its interests in Gramercy/KJBC.

     The Company is currently working with the DIP Facility lenders to complete an amendment that is anticipated, among other things, to: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the Company's interests in Alpart, QAL, Gramercy/KJBC and Valco within certain parameters and (3) reduce the availability of the fixed asset subcomponent of the borrowing base to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities. While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0-$100.0 range and that such amount should be adequate to support the Company's liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will ultimately be successful in completing an amendment to the DIP Facility along the lines outlined above, the Company cannot currently predict when such amendment will be completed as the amendment likely will not be completed until issues in respect of the Intercompany Agreement that affect the DIP Facility can be finalized. Until such amendment is completed, the Company is likely to continue to seek limited consents and waivers as and when necessary to maintain compliance with the terms of the DIP Facility. However, no assurances can be provided that any/all such future limited consent and waiver requests will ultimately be approved by the DIP lenders or the Court.

     The DIP Facility is currently scheduled to expire in February 2005. As discussed in Note 1, the Company currently believes it is unlikely that it will emerge from the Cases until sometime in the first half of 2005. As such, it may be necessary for the Company to extend the DIP Facility or make alternative financing arrangements. While the Company believes that if necessary, it would be successful in negotiating an extension to the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

     8 1/4% Alpart CARIFA Loans. In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA"). As of June 30, 2004, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $23.5. The Company was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

     Pursuant to the CARIFA loan agreement, the Alpart CARIFA financing is being repaid in connection with the sale of the Company's interests in and related to Alpart, which were sold on July 1, 2004 (see Notes 1 and 4). Upon such payment (which is scheduled to occur in August 2004), the Company's letter of credit obligation under the DIP Facility securing the loans will be cancelled.

     In accordance with SFAS No. 144, the CARIFA loans balance of $22.0 as of June 30, 2004 and December 31, 2003 has been reported as discontinued operations in the accompanying Consolidated Balance Sheets (see Note 2).

     7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the "Solid Waste Bonds") were secured by certain (but not all) of the facilities and equipment at the curtailed Mead Facility which was sold in June 2004 (see Note 4). The Company believes that the value of the collateral that secured the Solid Waste Bonds was in the $1.0 range and, as a result, has reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1). However, in connection with the sale of the Mead Facility, $4.0 of the proceeds were placed in escrow for the benefit of the holders of the Solid Waste Bonds until the value of the secured claim of the bondholders is determined by the Court. The Company expects that the value of the secured claim will be resolved during the fourth quarter of 2004 either through a negotiated resolution or a process of litigation. As the Solid Waste Bonds were not a part of the Mead Facility sale transaction, they were not reported as discontinued operations in the accompanying Consolidated Balance Sheets.

6.  INCOME TAXES

     The income tax (provision) benefit for the quarter and six-month periods ended June 30, 2004 and 2003, which related primarily to foreign income taxes, were as follows:

                                                         QUARTER ENDED      SIX MONTHS
                                                            JUNE 30,      ENDED JUNE 30,
                                                         --------------   --------------
                                                          2004    2003     2004    2003
                                                         ------   -----   ------   -----
(Provision) benefit for income taxes...................  $(9.2)    $.3    $(16.1)  $(4.4)
Discontinued operations (benefit) provision reported
  separately...........................................    (.1)     --       1.5      --
                                                         -----     ---    ------   -----
                                                         $(9.3)    $.3    $(14.6)  $(4.4)
                                                         =====     ===    ======   =====

     For the quarter and six month periods ended June 30, 2004 and 2003, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2004 and 2003 were fully offset by increases in valuation allowances. See Note 8 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES

     Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with its plan of reorganization.

     Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 8), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. The Company's share of the aggregate minimum amount of required future principal payments as of June 30, 2004, was $60.0 which amount matures in varying amounts during the 2005 to 2008 period. The Company's share of QAL's debt increased by approximately $8.0 during 2003 as additional drawdowns on QAL financing (the Company's share $40.0) more than offset the Company's share ($32.0) of QAL's debt principal payment. During July 2002, the Company made payments of approximately $29.5 to QAL to fund the Company's share of QAL's scheduled debt maturities. The Company's share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70-$100 over the past three years. However, as discussed more fully in Note 1, the Company is considering the possibility of selling its interests in QAL. If the Company's interest in QAL were to be sold, the Company believes that the Company's obligations in respect of its share of QAL's debt would be assumed by the buyer (see Note 4). The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

     Minimum rental commitments under operating leases at December 31, 2003, are as follows: years ending December 31, 2004 -- $7.5; 2005 -- $4.7; 2006 -- $2.1;
2007 -- $.3; 2008 -- $.2; thereafter -- $.7. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no final decisions have been made as to which significant pre-petition leases will be accepted or rejected (see Note 1). Rental expenses were $15.2, $38.3 and $41.0, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 2004, the balance of such accruals was $91.6 (of which $50.0 was included in Liabilities subject to compromise -- see Note 1). These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions would be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $25.4 in 2004, $2.2 to $4.3 per year for the

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

years 2005 through 2008 and an aggregate of approximately $45.7 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2008 balance because such amounts are expected to be settled solely in connection with the Debtors' plan or plans of reorganization.

     The June 30, 2004 accrual balance includes approximately $23.2 that was provided during the third quarter of 2003. Approximately $20.2 of the amount provided in the third quarter of 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of the Company's environmental exposure at a number of non-owned sites. Under this agreement, among other things, the Company agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded in the third quarter of 2003 the portion of the $20.2 accrual that relates to locations with active operations ($15.7) in Other operating charges, net. The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years was recorded in the third quarter of 2003 in Other income (expense).

     During June 2004 and September 2003, the Company also provided additional accruals totaling approximately $1.4 and $3.0, respectively, associated with certain Company-owned properties with no current operations (recorded in Other income (expense)). The June 2004 accrual resulted from facts and circumstances determined in the ordinary course of business. The additional September 2003 accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. Both the June 2004 and September 2003 additional accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.

     The Company has previously disclosed that it is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process. The September 2003 multi-site settlement is one example of such a situation. The Company is currently involved in negotiations with a number of parties that, if agreements are ultimately reached with the parties and approved by the Court, could settle or otherwise resolve a substantial portion of the environmental claims currently considered not subject to compromise. As a part of such agreements, it is possible that the Company may have to pay amounts in the range of $25.0-$30.0 during the fourth quarter of 2004 or early 2005. At June 30, 2004, the Company has accrued liabilities (included in Long-term liabilities) of approximately $27.0 in respect of these properties. Because the agreements have not been approved by the Court and are still subject to material modification, the Company does not believe that such potential future settlements should be considered "probable" (which is the criteria for recognition under GAAP). The amount ultimately agreed in respect of these transactions may differ from the amount currently contemplated and the amounts accrued. Such amounts could be significant. Any costs paid in respect of these potential settlements prior to emergence would reduce the amount of Exit Costs that the Company would likely have to pay at emergence (see Note 1).

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 (a majority of which are estimated to relate to owned sites that are likely not subject to compromise). As the resolution of these

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. However, no amounts have been accrued in the financial statements with respect to such potential recoveries.

     Other Environmental Matters. During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company's Trentwood facility in the State of Washington. The Company is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood's compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company's financial statements.

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

     The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At June 30, 2004, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at June 30, 2004, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of the Company's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

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

     The following tables present historical information regarding the Company's asbestos-related balances and cash flows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Liability...................................................   $610.1       $610.1
Receivable (included in Other assets)(1)....................    463.1        465.4
                                                               ------       ------
                                                               $147.0       $144.7
                                                               ======       ======

                                                             SIX MONTHS ENDED   INCEPTION
                                                              JUNE 30, 2004      TO DATE
                                                             ----------------   ---------
Payments made, including related legal costs...............        $ --          $(355.7)
Insurance recoveries(2)....................................         2.3            265.8
                                                                   ----          -------
                                                                   $2.3          $ (89.9)
                                                                   ====          =======

---------------

(1) The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company's aggregate insurance coverage. As of June 30, 2004 and December 31, 2003, $3.8 and $6.1, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by the Company in the future.

(2) Excludes certain amounts paid by insurers into a separate escrow account (in respect of future settlements) more fully disclosed below.

     During the pendency of the Cases, all asbestos litigation is stayed. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date.

     Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. Additional asbestos-related claims are likely to be asserted as a part of the Chapter 11 process. Management cannot at this time reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through 2011. The Company's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters could be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company's or Kaiser's Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until later in the Cases. Any adjustments ultimately deemed to be required as a result of any reevaluation of the Company's asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company's future financial statements.

     The Company has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers are to pay certain amounts, pursuant to the terms of an escrow agreement, into a fund (the "Escrow Fund") in which the Company has no interest, but which amounts will be available for the ultimate settlement of the Company's asbestos-related claims. Because the Escrow Fund is under the control of the escrow agent, who will make distributions only pursuant to a Court order, the Escrow Fund is not included in the accompanying consolidated balance sheet at June 30, 2004. In addition, since neither the Company nor Kaiser received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable or the asbestos-related liability have been adjusted as a result of these transactions. As of June 30, 2004, the insurers had paid $10.0 into the Escrow Fund. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

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

     In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, the Company and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by union members. The settlement was subsequently ratified by the union members in February 2004. Further, the settlement with respect to retiree medical and pension benefits and the NLRB case has been approved by the Court subject to certain

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

conditions. The agreement may be terminated by either the USWA or the Company in certain circumstances (see Note 9 of Notes of Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003). Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 will be allowed. The agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members. This amount was not reflected in the Company's consolidated financial statements at June 30, 2004. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

     Settled Hearing Loss Claims. During February 2004, the Company reached a settlement in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the Company in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net) in the fourth quarter of 2003 and a corresponding obligation (included in Liabilities subject to compromise -- see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain corresponding insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company's financial statements at June 30, 2004 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

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

     Assuming that the Company's interests in QAL, Gramercy/KJBC, and Valco are sold (and that Anglesey remains a part of the emerging entity), the Company would no longer be a net seller of alumina and aluminum. Rather, net sales of primary aluminum by Anglesey (reduced by the equivalent primary aluminum impact of alumina requirements) would offset a portion of the primary aluminum requirements of the fabricated products business. As such, the emerging entity would be a net consumer of primary aluminum. However, the Company's pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. The fabricated aluminum products business does, however, from time to time enter into fixed price arrangements (that include the primary aluminum price component). In such instances, the Company may use third party hedging instruments to eliminate price exposure or may consider such fixed price arrangements as a notional (internal) hedge of primary aluminum to be produced at Anglesey. At June 30, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of fixing or capping the metal price component of those contracts during the second half of 2004 and for the period 2005 -- 2008 totaling approximately (in 000 pounds of primary aluminum): 2004: 66,000, 2005:
59,000, 2006: 35,000, 2007: 34,000, and 2008: 10,000.

     The following table summarizes the Company's material derivative positions at June 30, 2004.

                                                                   ESTIMATED %
                                                     NOTIONAL      OF PERIODS      CARRYING/
                                                     AMOUNT OF   SALES/PURCHASES    MARKET
COMMODITY                             PERIOD         CONTRACTS       HEDGED          VALUE
---------                             ------         ---------   ---------------   ---------
Aluminum (in tons*) --
  Option contracts............  7/04 through 12/05    52,000           (a)            $.1
Energy --
  Natural gas.................  7/04 through 8/04         --           (b)             --

---------------

 * All references to tons in this report refer to metric tons of 2,204.6 pounds.

(a) The percentage hedged will depend on when and if the possible dispositions of the Company's interest in and related to QAL, and KJBC actually occur.

(b) As a result of the Company's physical supply agreement, its exposure to increases in natural gas prices has been substantially limited for July 2004 and August 2004.

     The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

     As of June 30, 2004, the Company had sold forward a vast majority of the alumina available to it in excess of its projected internal smelting requirements for the remainder of 2004 and for 2005 and 2006 at prices indexed to future prices of primary aluminum. The Company anticipates that such contracts will be sold/transferred or otherwise mitigated as a part of the ongoing commodity asset disposition process. However, no assurance can be provided in this respect.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

9.  OTHER OPERATING CHARGES (BENEFITS), NET AND OTHER INCOME (EXPENSE)

     Other Operating (Charges) Benefits, Net. For the six month period ended June 30, 2004, the primary components of Other operating (charges) benefits, net were an impairment charge totaling $33.0 in respect of the write-down of the Company's interest in and related to Valco (property, plant and equipment of $31.8 and alumina inventories of $1.2 -- see Notes 2 and 4 -- Primary Aluminum Business Unit) and a $1.1 gain related to a cash settlement received in respect of certain alumina contract claims that the Company had against a Bauxite and alumina business unit customer. Total proceeds from the settlement were approximately $1.6, but were offset by $.5 of related expenses.

     For the six month period ended June 30, 2003, the primary component of Other operating (charges) benefits, net was a pre-tax gain of approximately $9.5 from the sale of the Tacoma facility (see Note 4).

     Other Income (Expense). Other income (expense) for the quarter and six month periods ended June 30, 2004 includes a gain of approximately $6.3 which resulted from the settlement of outstanding obligations of a former affiliate offset, in part, by a $1.4 adjustment to the environmental liabilities (see Note
7). Other income (expense) for the six month period ended June 30, 2003 included approximately $1.7 of adverse foreign currency exchange impacts associated with a foreign tax settlement.

10.  OPERATING SEGMENT INFORMATION

     The Company has historically used a portion of its bauxite and alumina production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 17 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003.

     As a result of the completed sales of the Company's interests in and related to Alpart and the Mead Facility, the balances and results of operations in respect of such assets/interests are now considered discontinued operations (see Note 2). The presentation below restates the Bauxite and Alumina and Primary Aluminum segments related amounts for such reclassifications. A different presentation is provided in the Selected Operational and Financial Information table in Management's Discussion and Analysis of Financial Condition and Results of Operations which shows the "gross" amounts before the discontinued operations'

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

reclassification and the amounts of the discontinued operations' reclassification. Financial information by operating segment for the quarter and six month periods ended June 30, 2004 and 2003 is as follows:

                                                      QUARTER ENDED    SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     ---------------   -----------------
                                                      2004     2003     2004      2003
                                                     ------   ------   -------   -------
Net Sales:
  Fabricated Products..............................  $196.2   $151.0   $374.7    $298.0
                                                     ------   ------   ------    ------
  Bauxite and Alumina:
  Net sales to unaffiliated customers..............   116.7     98.7    222.3     196.8
  Intersegment sales...............................      --       --       --       3.3
                                                     ------   ------   ------    ------
                                                      116.7     98.7    222.3     200.1
                                                     ------   ------   ------    ------
  Primary Aluminum.................................    31.3     44.1     60.5      74.9
  Commodities Marketing............................      .9      1.8       .9       3.8
  Minority Interests...............................      --       .4       --       1.4
  Eliminations.....................................      --       --       --      (3.3)
                                                     ------   ------   ------    ------
                                                     $345.1   $296.0   $658.4    $574.9
                                                     ======   ======   ======    ======
Operating income (loss):
  Fabricated Products..............................  $  5.0   $ (1.8)  $  2.5    $ (6.9)
  Bauxite and Alumina..............................    12.2    (11.1)    17.0     (25.9)
  Primary Aluminum.................................    (3.9)   (12.7)    (9.2)    (26.1)
  Commodities Marketing............................    (1.9)     1.7     (6.2)      2.9
  Eliminations.....................................     3.0     (1.5)     7.0       1.0
  Corporate and Other..............................   (16.3)   (20.3)   (31.9)    (38.9)
  Other Operating (Charges) Benefits, Net (Note
     9)............................................     (.4)      .7    (31.9)     10.2
                                                     ------   ------   ------    ------
                                                     $ (2.3)  $(45.0)  $(52.7)   $(83.7)
                                                     ======   ======   ======    ======
Depreciation and amortization:
  Fabricated Products..............................  $  5.3   $  5.8   $ 10.7    $ 11.8
  Bauxite and Alumina (Note 4)(a)..................      .2      5.9       .2      11.7
  Primary Aluminum.................................     1.1      2.2      2.7       4.4
  Corporate and Other..............................      .1       .2       .2       1.4
                                                     ------   ------   ------    ------
                                                     $  6.7   $ 14.1   $ 13.8    $ 29.3
                                                     ======   ======   ======    ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                                                      QUARTER ENDED    SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     ---------------   -----------------
                                                      2004     2003     2004      2003
                                                     ------   ------   -------   -------
Income taxes paid:
  Fabricated Products --
       Canada......................................  $   --   $  1.9   $   --    $  4.1
  Commodities, Corporate and Other(b)..............                                  --
     Non-United States.............................     3.3      9.7      4.4      36.1
                                                     ------   ------   ------    ------
                                                     $  3.3   $ 11.6   $  4.4    $ 40.2
                                                     ======   ======   ======    ======

---------------

(a) Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations (related to Alpart) reported separately of $4.4 and $4.0 for the quarters ended June 30, 2004 and 2003, respectively, and $8.8 and $8.1 for the six month periods ended June 30, 2004 and 2003, respectively.

(b) Discontinued operations did not pay any income taxes during the quarter and six month periods ended June 30, 2004 and 2003.

     The decline in 2004 depreciation and amortization expense in the Bauxite and Alumina segment is primarily the result of the significant impairment charge of Gramercy/KJBC recorded in the fourth quarter of 2003. The decline in the year-to-date 2004 depreciation and amortization expense in the Primary Aluminum segment is primarily due to the impairment charge of Valco recorded in the first quarter of 2004.

     The decrease in taxes paid in 2004 was primarily due to the payment in the first quarter of 2003 of $22.0 of foreign income taxes related to prior years.

11.  EMPLOYEE BENEFIT AND INCENTIVE PLANS

     Historical Pension Plans. As more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, in December 2003, the PBGC assumed responsibility for the Company's Salaried Employees Retirement Plan. The PBGC's assumption of the Salaried Employees Retirement Plan resulted in the Company recognizing a non-cash pension charge of approximately $121.2 in the fourth quarter of 2003. The Company has also previously disclosed that upon the termination of the hourly pension plans, the Company expected that it would record similar charges in the range of $130.0.

     On July 28, 2004, the Company was informed by the PBGC that it was assuming responsibility for the Company's Inactive Pension Plan, which covers certain former hourly employees at locations that were sold or discontinued a number of years ago, retroactive to June 30, 2004. The PBGC's assumption of the Inactive Pension Plan was not unexpected as it was consistent with (i) negotiated settlements previously reached in 2004 with union representatives to modify and significantly reduce pension and post retirement obligations and (ii) a ruling from the Court earlier in 2004 that the Inactive Pension Plan, as well as all of the other material Company-sponsored pension plans, met the criteria for distress termination of such plans. The PBGC has appealed some portions of that ruling but not with respect to the Inactive Pension Plan. The Company and the PBGC continue to be in discussions concerning the status of the other plans.

     Although the PBGC statement indicates that the assumption of the Inactive Pension Plan is retroactive to June 30, 2004, the Company has concluded that the termination should be treated as a third quarter 2004

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

event given the timing of the notice and other factors. Accordingly, no provision in respect of the termination of the Inactive Pension Plan is included in the June 30, 2004 Statement of Consolidated Income (Loss). The Company currently estimates that it will be required to record a charge in the third quarter of 2004 in the range of $20.0 -$25.0 related to the Inactive Pension Plan termination. Such change will be required to reflect certain net losses that were previously deferred in accordance with GAAP. However, the Company does not expect the termination of the Inactive Pension Plan to have a material impact on the Company's consolidated balance sheet since the Company had previously recorded a minimum pension liability, as also required under GAAP, which amount was offset by a charge to Stockholders' equity.

     If the remaining material hourly pension plans are ultimately terminated, the Company expects that it would be required to record additional settlement charges in connection with such plan terminations and that such amounts would likely be in the range of $100.0 -- $110.0.

     The amount of the charges recorded or expected to be recorded in respect of pension plan terminations and the expected liability to the PBGC that will have to be settled as a part of any plan of reorganization, have been determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans. The Company believes this represents a reasonable estimation methodology. The Company does, however, believe that there are reasonable scenarios under which the final allowed claim amounts would be less than that reflected in the financial statements. However, as previously disclosed, the Company also expects that certain constituents will assert that the value of the obligations is in excess of the amounts determined by the Company. The amount of pension liability related to the terminated Salaried Employee Retirement Plan and Inactive Pension Plan that was recorded in the consolidated balance sheet at June 30, 2004 was approximately $230.0. This compares to the claims filed by the PBGC in early 2003 in respect of these plans of approximately $275.00. However, as the PBGC's claim was made at the beginning of 2003, such amounts would have to be adjusted for activity in 2003 and the first half of 2004 (return on assets, pension payments, accrued service, etc.) for the amounts to be comparable to the amounts reflected in the June 30, 2004 financial statements.

     The PBGC has not completed its review of the replacement pension plans or the defined contribution plans.

     New Accounting Pronouncement. Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS No. 132 (revised)") was issued and was effective in the fourth quarter of 2003. SFAS No. 132 (revised) requires, beginning with the first quarter of 2004, the disclosure of (1) the amount of the net periodic pension and other postretirement benefits costs recognized during the quarter and year-to-date periods and (2) the total amount of employers' contributions paid, and expected to be paid during 2004.

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

COMPONENTS OF NET PERIODIC BENEFIT COSTS --

     The following table presents the components of net periodic benefit costs for the quarter and six month periods ended June 30, 2004 and 2003:

                                            QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                         -----------------------------   -----------------------------------
                                            PENSION      MEDICAL/LIFE                         MEDICAL/LIFE
                                           BENEFITS        BENEFITS      PENSION BENEFITS       BENEFITS
                                         -------------   -------------   -----------------   ---------------
                                         2004    2003    2004    2003     2004      2003      2004     2003
                                         -----   -----   -----   -----   -------   -------   ------   ------
Service cost...........................  $ 1.7   $ 2.6   $ 1.7   $ 1.8   $  3.4    $  5.2    $  3.5   $  3.6
Interest cost..........................   11.0    15.2    14.7    12.8     22.0      30.4      29.4     25.6
Expected return on plan assets.........   (8.0)   (9.7)     --      --    (16.1)    (19.4)       --       --
Amortization of prior service cost.....     .8      .9    (5.6)   (5.6)     1.7       1.8     (11.0)   (11.2)
Amortization of net (gain) loss........    1.8     4.0     6.3     2.4      3.6       8.0      12.4      4.8
                                         -----   -----   -----   -----   ------    ------    ------   ------
Net periodic benefit costs.............    7.3    13.0    17.1    11.4     14.6      26.0      34.3     22.8
Less discontinued operations reported
  separately...........................    (.3)    (.3)     --      --      (.5)      (.5)       --       --
                                         -----   -----   -----   -----   ------    ------    ------   ------
                                         $ 7.0   $12.7   $17.1   $11.4   $ 14.1    $ 25.5    $ 34.3   $ 22.8
                                         =====   =====   =====   =====   ======    ======    ======   ======

The periodic benefit costs for the quarter and six month periods ended June 30, 2003 associated with the Salaried Employees Retirement Plan, that was terminated in December 2003, were approximately $5.7 and $11.4, respectively. The periodic benefit costs associated with the Inactive Pension Plan that was assumed by the PBGC as of June 30, 2004, as discussed above, were $.6 for the quarters ended June 30, 2004 and 2003 and $1.1 for the six month periods ended June 30, 2004 and 2003.

     As discussed more fully below, on June 1, 2004, the Court approved, subject to certain conditions, the Company's termination of its postretirement medical plan as of May 31, 2004 and approved the Company's plan to make advance payments to one or more Voluntary Employee Beneficiary Associations (each a "VEBA"). In the interim, pending the resolution of all contingencies in respect of the termination of the existing postretirement medical benefit plan, the Company has continued to accrue costs based on the existing plan and has treated the VEBA contribution as a reduction of its liability under the plan.

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

     Pursuant to the terms of the USWA agreement, the Company will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per USWA employee hour

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

worked. In addition, the Company will institute a defined contribution pension plan for active USWA employees. Company contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age and years of service. The Company believes that similar defined contribution pension plans will be established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.

     As a replacement for the Company's current postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBA's. Such contributions are to include:

     - An amount not to exceed $36.0 and payable on emergence from the Chapter 11 proceedings so long as the Company's liquidity is at least $50.0 after considering such payments. To the extent that less than the full $36.0 is paid and the Company's interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

     - On an annual basis, 10% of the first $20.0 of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments shall not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company's liquidity to be less than $50.0.

     - Advances of $3.1 in June 2004 and $1.9 per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 maximum contribution due upon emergence.

     On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. However, the Court order provided that if the Debtors and the UCC had not signed the Intercompany Agreement and filed a motion seeking the approval of such agreement by June 30, 2004, the UCC would have the right (but not the requirement) at any time thereafter to direct the Debtors to terminate the USWA agreement and other agreements to terminate postretirement medical benefits 60 days from the date of the UCC notice. Although the Company considers it unlikely, if such notice were received and a new arrangement with the USWA, the UCC or others were not reached during the 60 day period, the Debtors could have to reinstate the postretirement medical plan. The Intercompany Agreement was not signed on June 30, 2004. To date, no motion has been filed by the Company to approve the Intercompany Agreement. However, the UCC has not exercised its right to cause the Debtors to terminate the USWA agreement or other postretirement medical benefit obligations.

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

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

     The accompanying financial information presents consolidating balance sheets, statements of income (loss) and statements of cash flows showing separately the Company, Subsidiary Guarantors, other subsidiaries and eliminating entries. Other subsidiaries' discontinued operations include Alpart and the related discontinued operations of KAII. Subsidiary Guarantors' discontinued operations include the discontinued operations of AJI and KJC. Certain reclassifications of prior year information were made to conform to the current presentation.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 JUNE 30, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                        COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                       ---------   ----------   ------------   -----------   ------------
ASSETS
Current assets.......................  $   258.7     $ 53.0       $   73.9      $      --     $   385.6
Discontinued operations' current
  assets.............................         --       10.3           74.3             --          84.6
Investments in subsidiaries..........    2,635.1      168.9             --       (2,804.0)           --
Intercompany advances receivable
  (payable)..........................   (2,274.6)     546.3        1,728.3             --            --
Investments in and advances to
  unconsolidated affiliates..........       17.2       38.3            6.0             --          61.5
Property and equipment, net..........      183.9       20.9           65.2             --         270.0
Deferred income taxes................      (88.5)      41.6           46.9             --            --
Other assets.........................      520.8         .4            1.7             --         522.9
Discontinued operations' long-term
  assets.............................         --         --          300.6             --         300.6
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,252.6     $879.7       $2,296.9      $(2,804.0)    $ 1,625.2
                                       =========     ======       ========      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities..................  $   171.9     $ 45.2       $   81.6      $      --     $   298.7
Discontinued operations' current
  liabilities........................         --        1.1           45.9             --          47.0
Other long-term liabilities..........       46.5         .9           11.5             --          58.9
Long-term debt.......................        2.2         --             --             --           2.2
Discontinued operations' long-term
  liabilities........................         --       12.9           23.9          103.1         139.9
Liabilities subject to compromise....    2,801.3       18.3           13.8             --       2,833.4
Minority interests...................         --         --           14.7            (.3)         14.4
Stockholders' equity (deficit).......   (1,769.3)     801.3        2,105.5       (2,906.8)     (1,769.3)
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,252.6     $879.7       $2,296.9      $(2,804.0)    $ 1,625.2
                                       =========     ======       ========      =========     =========

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                        COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                       ---------   ----------   ------------   -----------   ------------
ASSETS
Current assets.......................  $   229.6     $ 54.8       $   71.2      $      --     $   355.6
Discontinued operations' current
  assets.............................        2.0        3.2           70.4             --          75.6
Investments in subsidiaries..........    2,617.2      174.0             --       (2,791.2)           --
Intercompany advances receivable
  (payable)..........................   (2,203.0)     511.9        1,691.1             --            --
Investments in and advances to
  unconsolidated affiliates..........       13.3       37.7            6.0             --          57.0
Property and equipment, net..........      190.8       21.4          100.5             --         312.7
Deferred income taxes................      (88.5)      41.6           46.9             --            --
Other assets.........................      519.8         .2            2.2             --         522.2
Discontinued operations' long-term
  assets.............................         .7         --          304.9             --         305.6
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,281.9     $844.8       $2,293.2      $(2,791.2)    $ 1,628.7
                                       =========     ======       ========      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities..................  $   151.8     $ 44.1       $   73.9      $      --     $   269.8
Discontinued operations' current
  liabilities........................        9.4         --           40.3             --          49.7
Other long-term liabilities..........       60.0        1.0             .8             --          61.8
Long-term debt.......................        2.2         --             --             --           2.2
Discontinued operations' long-term
  liabilities........................        4.1       11.4           23.9          105.9         145.3
Liabilities subject to compromise....    2,785.6       16.5           13.8             --       2,815.9
Minority interests...................         --         --           15.6            (.4)         15.2
Stockholders' equity (deficit).......   (1,731.2)     771.8        2,124.9       (2,896.7)     (1,731.2)
                                       ---------     ------       --------      ---------     ---------
                                       $ 1,281.9     $844.8       $2,293.2      $(2,791.2)    $ 1,628.7
                                       =========     ======       ========      =========     =========

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED JUNE 30, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net sales..............................  $288.8      $52.1         $182.7        $(178.5)       $345.1
Costs and expenses:
  Operating costs and expenses.........   313.1       41.9          170.5         (178.5)        347.0
  Other operating charges (benefits),
     net...............................     1.4         --           (1.0)            --            .4
                                         ------      -----         ------        -------        ------
Operating income (loss)................   (25.7)      10.2           13.2             --          (2.3)
Interest expense.......................    (2.1)        --            (.1)            --          (2.2)
Reorganization items...................   (10.3)        --             --             --         (10.3)
Other income (expense) net.............   (14.1)      20.1           (1.7)            --           4.3
Benefit (provision) for income taxes...    12.1       (3.9)         (17.5)            --          (9.3)
Minority interests.....................      --         --             .6             --            .6
Equity in income of subsidiaries.......    41.6         --             --          (41.6)           --
                                         ------      -----         ------        -------        ------
Income (loss) from continuing
  operations...........................     1.5       26.4           (5.5)         (41.6)        (19.2)
Discontinued operations................    22.7        1.9           18.8             --          43.4
                                         ------      -----         ------        -------        ------
Net income (loss)......................  $ 24.2      $28.3         $ 13.3        $ (41.6)       $ 24.2
                                         ======      =====         ======        =======        ======

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED JUNE 30, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net sales..............................  $255.0      $ 39.1        $185.1        $(183.2)       $296.0
Costs and expenses:
  Operating costs and expenses.........   302.6        33.5         188.8         (183.2)        341.7
  Other operating (benefits), net......     (.7)         --            --             --           (.7)
                                         ------      ------        ------        -------        ------
Operating income (loss)................   (46.9)        5.6          (3.7)            --         (45.0)
Interest expense.......................    (2.6)         --            .1             --          (2.5)
Reorganization items...................    (7.4)         --            --             --          (7.4)
Other income (expense), net............    25.7       (25.6)          (.5)            --           (.4)
Benefit (provision) for income taxes...     (.1)        (.7)          1.1             --            .3
Minority interests.....................      --          --            .6             --            .6
Equity in loss of subsidiaries.........   (28.7)         --            --           28.7            --
                                         ------      ------        ------        -------        ------
Loss from continuing operations........   (60.0)      (20.7)         (2.4)          28.7         (54.4)
Discontinued operations................    (1.3)         --          (5.6)            --          (6.9)
                                         ------      ------        ------        -------        ------
Net loss...............................  $(61.3)     $(20.7)       $ (8.0)       $  28.7        $(61.3)
                                         ======      ======        ======        =======        ======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net sales..............................  $549.1      $97.4         $360.5        $(348.6)       $658.4
Costs and expenses:
  Operating costs and expenses.........   603.6       83.7          340.5         (348.6)        679.2
  Other operating charges (benefits),
     net...............................     1.2         --           30.7             --          31.9
                                         ------      -----         ------        -------        ------
Operating income (loss)................   (55.7)      13.7          (10.7)            --         (52.7)
Interest expense.......................    (4.1)        --             --             --          (4.1)
Reorganization items...................   (18.9)        --             --             --         (18.9)
Other income (expense) net.............   (10.9)      18.3           (3.2)            --           4.2
Benefit (provision) for income taxes...     9.7       (4.9)         (19.4)            --         (14.6)
Minority interests.....................      --         --            1.0             --           1.0
Equity in income of subsidiaries.......    18.4         --             --          (18.4)           --
                                         ------      -----         ------        -------        ------
Income (loss) from continuing
  operations...........................   (61.5)      27.1          (32.3)         (18.4)        (85.1)
Discontinued operations................    21.8        7.3           16.3             --          45.4
                                         ------      -----         ------        -------        ------
Net income (loss)......................  $(39.7)     $34.4         $(16.0)       $ (18.4)       $(39.7)
                                         ======      =====         ======        =======        ======

              CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net sales..............................  $ 487.4     $ 87.9        $369.8        $(370.2)      $ 574.9
Costs and expenses:
  Operating costs and expenses.........    590.4       80.6         368.0         (370.2)        668.8
  Other operating (benefits), net......    (10.2)        --            --             --         (10.2)
                                         -------     ------        ------        -------       -------
Operating income (loss)................    (92.8)       7.3           1.8             --         (83.7)
Interest expense.......................     (5.0)        --            .1             --          (4.9)
Reorganization items...................    (14.8)        --            --             --         (14.8)
Other income (expense), net............     52.6      (39.8)        (14.5)            --          (1.7)
Provision for income taxes.............      (.5)      (2.1)         (1.8)            --          (4.4)
Minority interests.....................       --         --           1.0             --           1.0
Equity in loss of subsidiaries.........    (61.7)        --            --           61.7            --
                                         -------     ------        ------        -------       -------
Loss from continuing operations........   (122.2)     (34.6)        (13.4)          61.7        (108.5)
Discontinued operations................     (4.2)      (4.8)         (8.9)            --         (17.9)
                                         -------     ------        ------        -------       -------
Net loss...............................  $(126.4)    $(39.4)       $(22.3)       $  61.7       $(126.4)
                                         =======     ======        ======        =======       =======

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net cash provided (used) by:
Continuing operations --
  Operating activities.................  $(64.0)     $ 10.3        $ 13.2            --         $(40.5)
  Investing activities.................    (2.4)        (.1)          (.4)           --           (2.9)
  Financing activities.................     (.2)         --            --            --            (.2)
Discontinued operations................    12.6         3.2          18.7                         34.5
Intercompany activity..................    44.3       (12.8)        (31.5)           --             --
                                         ------      ------        ------         -----         ------
Net (decrease) increase in cash and
  cash equivalents during the period...    (9.7)         .6            --            --           (9.1)
Cash and cash equivalents at beginning
  of period............................    34.3          .4            .9            --           35.6
                                         ------      ------        ------         -----         ------
Cash and cash equivalents at end of
  period...............................  $ 24.6      $  1.0        $   .9         $  --         $ 26.5
                                         ======      ======        ======         =====         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                   SUBSIDIARY      OTHER       ELIMINATING
                                         COMPANY   GUARANTORS   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -------   ----------   ------------   -----------   ------------
Net cash provided (used) by:
Continuing operations --
  Operating activities.................  $(59.8)     $ 13.6        $   .5        $   --         $(45.7)
  Investing activities.................    66.1         (.1)          4.0            --           70.0
  Financing activities.................    (1.4)         --            --            --           (1.4)
Discontinued operations................    (3.4)        7.9         (22.2)                       (17.7)
Intercompany activity..................     7.2       (21.3)         14.1            --             --
                                         ------      ------        ------        ------         ------
Net increase in cash and cash
  equivalents during the period........     8.7          .1          (3.6)           --            5.2
Cash and cash equivalents at beginning
  of period............................    72.8          .5           4.9            --           78.2
                                         ------      ------        ------        ------         ------
Cash and cash equivalents at end of
  period...............................  $ 81.5      $   .6        $  1.3        $   --         $ 83.4
                                         ======      ======        ======        ======         ======

NOTES TO CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Income Taxes -- The income tax provision (benefit) for the quarter and six month periods ended June 30, 2004 and 2003, relate primarily to foreign income taxes. For the quarter and six month periods ended June 30, 2004 and 2003, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of

        KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
                             (DEBTOR-IN-POSSESSION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            (IN MILLIONS OF DOLLARS)
                                  (UNAUDITED)

additional net operating losses and foreign tax credits generated in 2004 and 2003 were offset by equal increases in valuation allowances.

     Foreign Currency -- The functional currency of the Company and its subsidiaries is the United States Dollar, and accordingly, pre-tax translation gains (losses) are included in the Company's and Subsidiary Guarantors' operating income (loss) and other income (expense), net balances. Such amounts for the Company totaled $(20.2) and $23.8 for the quarters ended June 30, 2004 and 2003, respectively, and $(18.3) and $38.0 for the six month periods ended June 30, 2004 and 2003, respectively. Such amounts for the Subsidiary Guarantors totaled $20.9 and $(25.1) for the quarters ended June 30, 2004 and 2003, respectively, and $19.2 and $(39.4) for the six month periods ended June 30, 2004 and 2003, respectively.

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

REORGANIZATION PROCEEDINGS

     Kaiser Aluminum & Chemical Corporation (the "Company"), its parent company, Kaiser Aluminum Corporation ("Kaiser" or "KAC"), and 24 of the Company's subsidiaries have filed separate voluntary petitions with United States Bankruptcy Court for the District of Delaware (the "Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company, Kaiser and 15 of the Company's subsidiaries (the "Original Debtors") filed in the first quarter of 2002 and nine additional Company subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing Date" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the Company's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

     As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. The Debtors have pending a motion to extend exclusivity through October 31, 2004 for all Debtors. By filing the motion to extend the exclusivity period, the period is automatically extended until the August 23, 2004 Court hearing date. The UCC and another party have filed objections to the Company's motion. The objections are limited to the extension of exclusivity in respect of AJI, KJC, KAAC, KBC AND KFC past September 30, 2004 at this time. Discussions with the UCC and others in respect of the Company's motion are continuing. Additional extensions are likely to be sought. However, no assurance can be given that the existing or any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

     In working toward one or more plans of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the UCC, the asbestos claimants committee (the "ACC") and a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees"), the legal representatives for potential future asbestos claimants (the "Asbestos Futures' Representative") and potential future silica and coal tar pitch volatile claimants (the "Silica/CTPV Futures' Representative" and, collectively with the Asbestos Futures' Representative, the "Futures' Representatives"), the Pension Benefit Guaranty Corporation (the "PBGC") and the appropriate union representatives. The treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

     The Debtors' objective is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors' abilities to pay, and to continue the operations of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the Debtors' assets and estimation of pre-Filing Date claims at this stage of the Cases are subject to inherent uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration. Further, the Debtors believe that it is likely that: (a) the claims of pre-petition creditors that are given certain priorities by statute or have the benefit of guarantees or other contractual or structural seniority will likely receive substantially greater recoveries than pre-petition creditors that have no such priorities or seniority; and (b) all pending and future asbestos-related personal injury claims are likely to be resolved through the formation, pursuant to a plan of reorganization, of a statutory trust to which all claims would be directed by a channeling injunction that would permanently remove all asbestos liability from the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica, hearing loss and coal tar pitch volatiles personal injury claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors' insurance assets and certain other consideration that has yet to be agreed. No assurances can be provided that the foregoing will ultimately be included in any plan(s) of reorganization the Debtors may file. Further, while the Debtors believe it is possible to successfully reorganize their operations and emerge from Chapter 11 in 2005, their ability to do so is subject to inherent market-related risks as well as successful negotiation and Court approval for the treatment of creditors consistent with the applicable bankruptcy law.

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

     In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against the Company's other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that most, if not all, of these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, Kaiser Aluminium International, Inc., ("KAII"), Kaiser Aluminum & Chemical of Canada Limited ("KACOCL"), Kaiser Bauxite Company ("KBC"), Kaiser Bellwood Corporation ("Bellwood"), Kaiser Aluminum Technical Services, Inc. ("KATSI") and Kaiser Financial Corporation ("KFC")) own certain extrusion facilities or act largely as intermediaries between the Company and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of the Company and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those entities holding claims against the Company also have claims against certain Company subsidiaries that own or owned the Company's interests in joint venture affiliates and which represent a significant portion of the Company's consolidated asset value. For example, noteholders have claims against each of AJI and KJC, which through June 30, 2004 owned the Company's interests in Aluminum Partners of Jamaica ("Alpart"), and KAAC, which owns the Company's interests in Queensland Alumina Limited ("QAL"), as a result of AJI, KJC and KAAC having been subsidiary guarantors of the Company's Senior Notes and Senior Subordinated Notes. Additionally, the PBGC, pursuant to statute, has joint and several claims against the Company and all entities which are 80% or more owned by the Company (referred to as "Controlled Group Members"). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities. As such, it is likely that the vast majority of any value realized in respect of the Company's interests in Alpart and QAL, either from their disposition or realized upon emergence from such operations, is likely to be for the benefit of the noteholders and the PBGC.

     As discussed above, the Company has stated that it expects that pre-Filing Date claims that have the benefit of contractual or structural seniority will receive substantially greater recoveries than pre-Filing Date claims that have no such seniority. Accordingly, it has been the Company's expectation that the holders of the Company's 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the "Senior Notes") will receive substantially greater recoveries than the holders of claims in respect of the Company's 12 3/4% Senior Subordinated Notes (the "Sub Notes"). However, a group of holders (the "Sub Note Group") of the Sub Notes has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders' claims against the Subsidiary Guarantors (such as AJI, KJC and KAAC) may not, as a technical matter, be contractually subordinate to the claims of holders of the Senior Notes. The effect of such position, if ultimately sustained, would be that the holders of the Sub Notes would be on a par with the holders of the Senior Notes in respect of proceeds from sales of the Company's interests in and related to Alpart and QAL. This change would materially increase the recoveries to the holders of the Sub Notes and materially decrease the recoveries to the holders of the Senior Notes. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the Subsidiary Guarantors. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, when any such resolution will occur, or what impact such resolution may have on the Company, the Cases or distributions to affected noteholders.

     In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of the Company and its claimholders (in respect of the Company's intercompany claims against such entities), an intercompany settlement agreement is being negotiated between the UCC and the Company (the "Intercompany Agreement"). The proposed Intercompany Agreement would also resolve substantially all other pre-and post-petition intercompany claims between the Debtors. The proposed Intercompany Agreement if finalized substantially in its current form, would provide, among other things, for payments of cash by AJI, KJC and KAAC to the Company of $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC plus any amounts up to $14.3 million plus accrued and unpaid interest and fees paid by the Company to retire Alpart-related debt. Under the proposed Intercompany Agreement, such amount would be increased or decreased for (1) any net cash flows funded by or collected by the Company (a) related to the Company's interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be between $20.0 million -- $30.0 million benefit received by the Company); (b) related to the Company's interests in and related to QAL from July 1,

2004 through KAAC's emergence from Chapter 11; and (c) the sale of AJI's, KJC's and KAAC's respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to the Company's sale of its interests in Alpart. The proposed Intercompany Agreement calls for such payments to become payable to the Company at the earlier of the sale of the Company's interests in Alpart and QAL or the emergence of AJI, KJC and KAAC from Chapter
11. The Company expects that all such payments under the proposed Intercompany Agreement, other than $14.3 million that was paid to the Company in July 2004 upon the sale of Alpart and any amounts paid by the Company in respect of retiring the Alpart-related debt and the $28.0 million that is to be paid once the Intercompany Agreement is finalized, are likely to be held in escrow for the benefit of the Company until the Company's emergence from the Cases. In the interim, the Company's claims against these entities are secured by liens. The Intercompany Agreement once finalized will be subject to Court approval. Discussions are ongoing between the Company, the UCC, the ACC and the Futures' Representatives in an attempt to make the terms of the proposed Intercompany Agreement acceptable to each of the groups. However, no assurances can be provided as to when the remaining issues can be resolved so that the Company can submit the Intercompany Agreement to the Court.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, "Exit Costs"). The Company currently estimates that its Exit Costs will be in the range of $100.0 million to $120.0 million. The Company currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 5 of Notes to Interim Consolidated Financial Statements). If payments under the Intercompany Agreement together with liquidity available under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and some or all of its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

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

     The Company has previously reported that it has been in discussions with the PBGC regarding the termination of certain of the hourly pension plans. In connection with these discussions, the PBGC has raised issues regarding certain of the follow-on pension plans that were proposed by the Company to replace the USWA pension plan and certain smaller Kaiser sponsored plans as well as to the appropriate amount of the PBGC's claim in respect of these plans. These issue have, over the last two months, impeded the Company's ability to complete the Intercompany Agreement (in its present form) and therefore delayed the Company's reorganization efforts. While the Court previously ruled that the requirements for the distress termination of these plans has been met, the PBGC retained its regulatory right to review and approve any replacement pension plans that might be adopted. The PBGC and the Company have been engaged in discussions regarding the terms of such follow-on plans including in particular, the USWA pension plan. If the PBGC, the Company and the affected unions cannot reach some mutually acceptable resolution with respect to the distress termination and any required follow-on plan, the Company would have to either formally renegotiate the agreements to terminate the existing retiree medical benefits and pension plans or litigate unresolved issues with either the union representatives or the PBGC or both. There can be no assurances that the Company will be able to successfully negotiate a settlement with the PBGC, or successfully negotiate and obtain approval for a revised retiree medical benefit and pension termination agreement with the unions, or prevail in any potential litigation against the PBGC or the unions. Even if the Company is successful in respect of the foregoing, it is possible that pursuit of any of the stated alternatives could further delay the Company's emergence from the Cases.

     The Company had previously disclosed that it was possible that it could emerge from the Cases as early as late in the third quarter of 2004. However, given, among other things, the longer than expected negotiations in respect of the Intercompany Agreement and the fact that the commodity asset sale process has been taking longer than previously expected, the Company now believes that it is not likely that it will emerge from the Cases until sometime in the first half of 2005. The Company continues to push for an aggressive pace that would allow it to file a Disclosure Statement proposing a plan or plans of reorganization before the end of 2004. However, the Debtors' ability to do so and to ultimately emerge from the Cases is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

     In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the Company's Board of Directors and in consultation with the UCC, the ACC and the Futures' Representatives, began exploring the possible sale of one or more of their commodities assets during the third quarter of 2003. In particular, the Debtors began exploring the possible sale of their interests in and related to:
(a) Alpart, (b) Anglesey, and (c) the Company's Gramercy alumina refinery and Kaiser Jamaican Bauxite Company ("KJBC"). The possible sale of the Debtors' interests in respect of Gramercy and KJBC was explored jointly given their significant integration. In March 2004, the Company announced that it also began the process of exploring the sale of its 20% interest in and related to QAL. See
Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of the developments on each of these possible transactions.

     In exploring the sale of its interests in and related to the commodity assets, the Debtors, through their advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received represented reasonable indications of value ("Qualified Bids"). Potential bidders ("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a Qualified Bid and to submit definitive proposals. The Debtors reviewed the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representatives, and other key constituencies, determined with which Qualified Bidders the Debtors would pursue further negotiations.

     As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, through the third quarter of 2003, the Company still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Alpart, Valco and Gramercy/KJBC were likely and, therefore, that recoverability should be evaluated differently at December 31, 2003 and subsequent periods. The change in evaluation methodology was required because, under GAAP, assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/ disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

     The Company ultimately concluded that no impairment of its interest in and related to Alpart was appropriate based on its updated expectations that the sale of the Company's interests in Alpart would result in a pre-tax gain (see
Note 4 of Notes to Interim Consolidated Financial Statements). By contrast, based on the Company reaching a financial agreement in early May 2004 with the Government of Ghana ("GoG") in respect of the sale of its interests in and related to Valco, the Company determined that it should impair its interests in and related to Valco to the amount of the expected proceeds to be received from the GoG. As a result, as of in the first quarter of 2004, the Company recorded a non-cash charge of approximately $33.0 million (see Note 4 of Notes to Interim Consolidated Financial Statements). Additionally, in evaluating the recoverability of the Company's basis in Gramercy/KJBC, the Company recorded an impairment charge of approximately $368.0 million in fourth quarter of 2003 as there were no offers that were anywhere near the carrying value of the assets (see Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of the impairment charge). The actual amount of gain or loss if and when the potential sales of Valco and Gramercy/KJBC are consummated may differ from the foregoing amounts as a result of closing adjustments, changes in economic circumstances and other matters.

RECENT EVENTS AND DEVELOPMENTS

     Liquidity/Negative Cash Flow. Cash and cash equivalents decreased by $9.1 million during the first six months of 2004. The net decrease resulted from cash used by operating activities ($17.2 million) and financing activities ($.2 million) offset by net cash generated from investing activities of $8.3 million. The cash used by operating activities during the first six months of 2004 was primarily the result of increases in working capital requirements (primarily inventory) associated with improving demand for fabricated aluminum products and primary aluminum price increases. These increases were offset by cash generated from operating results including operating results of discontinued operations (see Results of Operations and Liquidity and Capital Resources for further discussions).

     During the first six months of 2003, cash and cash equivalents increased $5.2 million. The net increase resulted from cash generated from investing activities of $55.9 million (see Note 4 of Notes to Interim Consolidated Financial Statements) offset by cash used in operating activities ($49.3 million) and financing activities ($1.4 million). The $49.3 million of cash and cash equivalents used by operating activities included the following significant items: (a) asbestos-related insurance recoveries of $15.1 million, (b) a foreign income tax payment related to prior periods of $22.0 million and (c) end of service benefit payments totaling approximately $12.8 million in connection with Valco potline curtailments. The balance of the cash and cash equivalents used in operating activities in 2003 (approximately $29.6 million) resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices that were below long term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices.

     At July 31, 2004, the Company had cash and cash equivalents of approximately $45.0 million and availability under the DIP Facility's borrowing base of approximately $145.7 million. At July 31, 2004, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $45.7 million.

     As discussed fully in Note 5 of Notes to Interim Consolidated Financial Statements, the Company has been working for some time on an amendment to the DIP Facility that would among, other things: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the Company's interests in and related to Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and (3) reduce the availability of the fixed asset subcomponent to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities. While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 million -- $100.0 million range and that amount should be adequate to support the Company's liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will ultimately be successful in completing an amendment to the DIP Facility along the lines outlined above, the Company cannot currently predict when such amendment will be completed as the amendment likely will not be completed until issues in respect of the Intercompany Agreement that affect the DIP Facility can be finalized. Until such amendment is completed, the Company is likely to continue to seek limited consents and waivers as and when necessary to maintain compliance with the terms of the DIP Facility. However, no assurances can be provided that any/all such future limited consent and waiver requests will ultimately be approved by the DIP lenders or the Court.

     Pending completion of the DIP Facility amendment, the Company has completed a series of limited consents and waivers, the combined impact of which has been, subject to certain conditions, to (1) approve the sale of the Company's interests in and related to Alpart, Gramercy and KJBC, (2) maintain liquidity and (3) extend a waiver granted in respect of a financial covenant through September 30, 2004.

     The DIP Facility is currently scheduled to expire in February 2005. As discussed in Note 1 of Notes to Interim Consolidated Financial Statements, the Company currently believes it is unlikely that it will emerge from the Cases until sometime in the first half of 2005. As such, it may be necessary for the Company to extend the DIP Facility or make alternative financing arrangements. While the Company believes that if necessary, it would be successful in negotiating an extension to the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

     Valco. In May 2003, Valco's operations were completely curtailed. During 2003, the Company and Valco met regularly with the GoG and the Volta River Authority ("VRA") in respect of the current and future power situation and other matters including appropriate compensation for power curtailments. The continuation of the negotiations and arbitration ultimately led to a Memorandum of Understanding ("MOU") in December 2003, whereby the Company agreed to sell its 90% interest in and related to Valco to the GoG for consideration of between $35.0 million and $100.0 million, plus assumption of all of the Company's related liabilities and obligations. The MOU contemplated that the transaction would close by April 30, 2004. However, as of April 30, 2004, the GoG had only paid $5.0 million of $18.0 million that was due to Valco under the MOU and a $7.0 million escrow payment required by the MOU to the Company had not been funded. The Company met with the GoG in early May 2004 and reached a new financial agreement. Under the revised financial terms, $13.0 million was paid into escrow by the GoG. The $13.0 million amount is to be paid to the Company as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.0 million) which the GoG was to assume under the original MOU. The Company and the GoG are currently in the process of finalizing a purchase agreement for the sale of the Company's interests in and related to Valco. The sale is expected to close in the latter part of the third quarter or the fourth quarter of 2004, but is subject to a number of conditions including approval by the Ghanaian Parliament, negotiation and signing of a definitive agreement, and Court approval. No assurance can be made as to when or if the transaction will close under the revised terms. However, as the revised purchase price is well below the Company's recorded value for Valco and given the increased likelihood of a closing and the payment by the GoG of the escrow amount, the Company determined that it should impair its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds. As such, the Company recorded a non-cash impairment charge in the first quarter of 2004 of approximately $33.0 million (included in Other operating charges (benefits), net -- see Note 9 of Notes to Interim Consolidated Financial Statements). The actual amount of loss if and when the potential sale of the Company's interests in and related to Valco is consummated may differ from the above amount as a result of closing adjustments, changes in economic circumstances and other matters.

     Under the terms of the MOU, upon the execution of the MOU and the payout by the GoG of the $13.0 million into escrow, the parties suspended the arbitration process. Upon the closing of the transaction, the parties will dismiss the arbitration with prejudice. If the transaction does not close, the arbitration will resume.

     Benefit (Legacy) Cost Matters. The Company has previously disclosed since the Filing Date that pension and retiree medical obligations were significant factors that would have to be addressed during the reorganization process.

     As more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, in December 2003 the PBGC assumed responsibility for the Company's Salaried Employees Retirement Plan. The PBGC's assumption of the Salaried Employees Retirement Plan resulted in the Company recognizing a charge of approximately $121.2 million in the fourth quarter of 2003. The Company has also previously disclosed that upon the termination of the hourly pension plans, the Company expected that it would record similar charges in the range of $130.0 million.

     On July 28, 2004, the Company was informed by the PBGC that it was assuming responsibility for the Company's Inactive Pension Plan, which covers certain former hourly employees at locations that were sold or discontinued a number of years ago, retroactive to June 30, 2004. The PBGC's assumption of the Inactive Pension Plan was not unexpected as it was consistent with (i) negotiated settlements previously reached in 2004 with union representatives to modify and significantly reduce pension and post retirement obligations and (ii) a ruling from the Court earlier in 2004 that the Inactive Pension Plan, as well as all of the other material Company-sponsored hourly pension plans, met the criteria for distress termination of such plans. The PBGC has appealed some portions of the ruling but not with respect to the Inactive Pension Plan. The Company and the PBGC continue to be in discussions concerning the status of the other plans.

     Although the PBGC statement indicates that the assumption of the Inactive Pension Plan is retroactive to June 30, 2004, the Company has concluded that the termination should be treated as a third quarter 2004 event given the timing of the notice and other factors. Accordingly, no provision in respect of the termination of the Inactive Pension Plan is included in the June 30, 2004 Statement of Consolidated Income (Loss). The Company currently estimates that it will be required to record a charge in the third quarter of 2004 in the range of $20.0 million -$25.0 million related to the Inactive Pension Plan termination. Such charge will be required to reflect certain net losses that were previously deferred in accordance with GAAP. However, the Company does not expect the termination of the Inactive Pension Plan to have a material impact on the Company's consolidated balance sheet since the Company had previously recorded a minimum pension liability, as also required under GAAP, which amount was offset by a charge to Stockholders' equity.

     If the remaining material hourly pension plans are ultimately terminated, the Company expects that it would be required to record additional settlement charges in connection with such plan terminations and that such amounts would likely be in the range of $100.0 million -- $110.0 million.

     The amount of the charges recorded or expected to be recorded in respect of pension plan terminations and the expected liability to the PBGC that will have to be settled as a part of any plan of reorganization, have been determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans. The Company believes this represents a reasonable estimation methodology. The Company does, however, believe that there are reasonable scenarios under which the final allowed claim amounts would be less than that reflected in the financial statements. However, as previously disclosed, the Company also expects that certain constituents will assert that the value of the obligations is in excess of the amounts determined by the Company. The amount of pension liability related to the terminated Salaried Employee Retirement Plan and Inactive Pension Plan that was recorded in the consolidated balance sheet at June 30, 2004 was approximately $229.9 million. This compares to the claims filed by the PBGC in early 2003 in respect of these plans of approximately $275.0 million. However, as the PBGC's claim was made at the beginning of 2003, such amounts would have to be adjusted for activity in 2003 and the first half of 2004 (return on assets, pension payments, accrued service, etc.) for the amounts to be comparable to the amounts reflected in the June 30, 2004 financial statements.

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

     On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. However, the Court order provided that if Debtor and the UCC had not signed the Intercompany Agreement and filed a motion seeking the approval of such agreement by June 30, 2004, the UCC would have the right (but not the requirement) at any time thereafter to direct the Debtors to terminate the USWA agreement and other agreements to terminate postretirement medical benefits 60 days from the date of the UCC notice. Although the Company considers it unlikely, if such notice were received and a new arrangement with the USWA, the UCC and others were not reached during the 60 day period, the Debtors could have to reinstate the postretirement medical plan. The Intercompany Agreement was not signed on June 30, 2004. To date, no motion has been filed by the Company to approve the Intercompany Agreement. However, the UCC has not exercised its right to cause the Debtors to terminate the USWA agreement or other postretirement medical benefit obligations.

     As a replacement for the Company's current postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBAs. Such contributions are to include:

     - An amount not to exceed $36.0 million and payable on emergence from the Chapter 11 proceedings so long as the Company's liquidity is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company's interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

     - On an annual basis, 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments shall not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company's liquidity to be less than $50.0 million.

     - Advances of $3.1 million in June 2004 and $1.9 million per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence.

     The Company has previously reported that it has been in discussions with the PBGC regarding the termination of certain of the hourly pension plans. In connection with these discussions, the PBGC has raised issues regarding certain of the follow-on pension plans that were proposed by the Company to replace the USWA pension plan and certain smaller Kaiser sponsored plans as well as to the appropriate amount of the PBGC's claim in respect of these plans. These issues have, over the last two months, impeded the Company's ability to complete the Intercompany Agreement (in its present form) and therefore delayed the Company's reorganization efforts. While the Court previously ruled that the requirements for the distress termination of these plans has been met, the PBGC retained its regulatory right to review and approve any follow-on pension plans that might be adopted. The PBGC and the Company have been engaged in discussions regarding the terms of such follow-on plans, including in particular, the USWA pension plan. If the PBGC, the Company and the affected unions cannot reach some mutually acceptable resolution with respect to the distress termination and any required follow-on plan, the Company would have to either formally renegotiate the agreements to terminate the existing retiree medical benefits and pension plans or litigate unresolved issues with either the union representatives or the PBGC or both. There can be no assurances that the Company will be able to successfully negotiate a settlement with the PBGC, or successfully negotiate and obtain approval for a revised retirees medical benefit and pension termination agreement with the unions or prevail in any potential litigation against the PBGC or the unions. Even if the Company is successful in respect of the foregoing, it is possible that pursuit of any of the stated alternatives could further delay the Company's emergence from the Cases.

     Environmental Matters. The Company has previously disclosed that it is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process. The September 2003 multi-site settlement is one example of such a situation (see Note 7 of Notes to Interim Financial Statement for a discussion of the multi-site settlement). The Company is currently involved in negotiations with a number of parties that, if agreements are ultimately reached with the parties and approved by the Court, could settle or otherwise resolve a substantial portion of the environmental claims currently considered not subject to compromise. As a part of such agreements, it is possible that the Company may have to pay amounts in the range of $25.0 million -- $30.0 million during the fourth quarter of 2004 or early 2005. At June 30, 2004, the Company has accrued liabilities (included in Long-term liabilities) of approximately $27.0 million in respect of these properties. Because the agreements have not been approved by the Court and are still subject to material modification, the Company does not believe that such settlements should be considered "probable" (which is the criteria for recognition under GAAP). The amount ultimately agreed in respect of these transactions may differ from the amount currently contemplated and the amounts accrued. Such amounts could be significant. Any costs paid in respect of these potential settlements prior to emergence would reduce the Exit Costs that the Company would likely have to pay at emergence (See Note 1 of Notes to Interim Consolidated Financials Statements).

RESULTS OF OPERATIONS

     As an integrated aluminum producer, the Company has historically used a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. However, as previously disclosed, as a part of a plan of reorganization, the Company expects that it will emerge from its Chapter 11 proceedings primarily as a fabricated products company. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six month periods ended June 30, 2004 and 2003. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 17 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, for further information regarding segments.

     Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Fabricated products segment are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION

                                                           QUARTER ENDED        SIX MONTH ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -------------------
                                                           2004      2003       2004       2003
                                                         --------   -------   --------   --------
                                                                       (UNAUDITED)
                                                                 (IN MILLIONS OF DOLLARS,
                                                               EXCEPT SHIPMENTS AND PRICES)
Fabricated Products:
  Shipments (000 tons).................................     50.9       42.8      100.0       83.6
  Net Sales............................................  $ 196.2    $ 151.0   $  374.7   $  298.0
  Operating Income (Loss)..............................  $   5.0    $  (1.8)  $    2.5   $   (6.9)
Commodities, Corporate and Other:
  Shipments (000 tons) --
     Alumina
     Third Party.......................................    780.3      772.7    1,431.9    1,523.4
     Intersegment......................................       --         --       24.7       62.5
                                                         -------    -------   --------   --------
       Total Alumina...................................    780.3      772.7    1,456.6    1,585.9
       Less discontinued operations reported separately
          (Note 2).....................................   (288.2)    (261.5)    (483.2)    (538.3)
                                                         -------    -------   --------   --------
                                                           492.1      511.2      973.4    1,047.6
                                                         -------    -------   --------   --------
     Primary Aluminum..................................     18.5       32.0       36.2       53.6
                                                         -------    -------   --------   --------
  Average Realized Third Party Sales Price:
     Alumina (per ton).................................  $   234    $   171   $    218   $    171
     Primary Aluminum (per pound)......................  $   .77    $   .63   $    .76   $    .63
  Net Sales:
     Bauxite and Alumina
       Third Party (includes net sales of bauxite).....  $ 192.4    $ 139.9   $  330.1   $  275.5
       Intersegment....................................       --         --        5.0       10.3
                                                         -------    -------   --------   --------
          Total Bauxite & Alumina......................    192.4      139.9      335.1      285.8
     Primary Aluminum..................................     31.3       44.1       60.5       74.9
     Commodities Marketing.............................       .9        1.8         .9        3.8
     Minority Interests................................     24.9       21.6       47.1       45.6
                                                         -------    -------   --------   --------
          Total Commodities............................  $ 249.5    $ 207.4   $  443.6   $  410.1
                                                         =======    =======   ========   ========
  Operating Income (Loss):
     Bauxite & Alumina.................................  $  31.7    $ (17.9)  $   39.9   $  (42.1)
     Primary Aluminum..................................     (4.6)     (14.0)     (10.9)     (29.0)
     Commodities Marketing.............................     (1.9)       1.7       (6.2)       2.9
     Corporate and Other...............................    (16.3)     (20.3)     (31.9)     (38.9)
                                                         -------    -------   --------   --------
          Total Commodities, Corporate and Other.......  $   8.9    $ (50.5)  $   (9.1)  $ (107.1)
                                                         =======    =======   ========   ========
Combined:
  Net Sales --
     Fabricated Products...............................  $ 196.2    $ 151.0   $  374.7   $  298.0
     Commodities.......................................    249.5      207.4      443.6      410.1
     Eliminations......................................       --         --       (5.0)     (10.3)
                                                         -------    -------   --------   --------
                                                           445.7      358.4      813.3      697.8
     Less discontinued operations reported separately
       (Note 2)........................................   (100.6)     (62.4)    (154.9)    (122.9)
                                                         -------    -------   --------   --------
          Total Net Sales..............................  $ 345.1    $ 296.0   $  658.4   $  574.9
                                                         =======    =======   ========   ========

                                                           QUARTER ENDED        SIX MONTH ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -------------------
                                                           2004      2003       2004       2003
                                                         --------   -------   --------   --------
                                                                       (UNAUDITED)
                                                                 (IN MILLIONS OF DOLLARS,
                                                               EXCEPT SHIPMENTS AND PRICES)
  Operating Income (Loss) --
     Fabricated Products...............................  $   5.0    $  (1.8)  $    2.5   $   (6.9)
     Commodities, Corporate and Other..................      8.9      (50.5)      (9.1)    (107.1)
     Eliminations......................................      3.0       (1.5)       7.0        1.0
     Other Operating (Charges) Benefits, Net (Note
       9)..............................................     23.0         .7       (8.5)       8.9
                                                         -------    -------   --------   --------
                                                            39.9      (53.1)      (8.1)    (104.1)
     Less discontinued operations reported separately
       (Note 2)........................................    (42.2)       8.1      (44.6)      20.4
                                                         -------    -------   --------   --------
          Total Operating Loss.........................  $  (2.3)   $ (45.0)  $  (52.7)  $  (83.7)
                                                         =======    =======   ========   ========
  Net Income (Loss)....................................  $  24.2    $ (61.3)  $  (39.7)  $ (126.4)
                                                         =======    =======   ========   ========
  Capital Expenditures.................................  $   2.9    $  10.2   $    5.8   $   19.2
  Less discontinued operations reported separately
     (Note 2) operations reported separately (Bauxite &
     Alumina)..........................................     (1.7)      (7.6)      (2.9)     (14.1)
                                                         -------    -------   --------   --------
                                                         $   1.2    $   2.6   $    2.9   $    5.1
                                                         =======    =======   ========   ========

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

     During the six months ended June 30, 2003, the average London Metal Exchange transaction price ("LME price") per pound of primary aluminum was $.63 per pound. During the six months ended June 30, 2004, the average LME price was $.75 per pound. The average LME price for primary aluminum for the week ended July 30, 2004 was $.76 per pound.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2003

  SUMMARY

     The Company reported net income of $24.2 million for the quarter ended June 30, 2004, compared to a net loss of $61.3 million for the same period in 2003. For the six months ended June 30, 2004, the Company reported a net loss of $39.7 million compared to a net loss of $126.4 million for the same period in 2003. However, loss per common share information may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company's existing stockholders will be cancelled without consideration.

     Net sales in the second quarter of 2004 totaled $345.1 million compared to $296.0 million in the second quarter of 2003. Net sales for the six-month period ended June 30, 2004, totaled $658.4 million compared to $574.9 million for the six-month period ended June 30, 2003.

     As discussed in Note 4 of Notes to Interim Consolidated Financial Statements, the Company sold its interests in and related to Alpart as of July 1, 2004 and the Mead facility and related property in June 2004. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the operating results of Alpart and the Mead facility for the quarter and six month periods ended June 30, 2004 and 2003 have been reported as discontinued operations in the accompanying Statements of Consolidated Income (Loss). However, for purposes of the following Bauxite and Alumina and Primary Aluminum segment discussions, third party net sales of alumina, intersegment net sales of alumina and operating income (loss) results include the operating activities Alpart and the Mead facility.

     Fabricated Products. Net sales of fabricated products increased by 30% during the second quarter of 2004 as compared to the same period in 2003, primarily due to a 19% increase in shipments and a 9% increase in average realized prices. For the six-month period ended June 30, 2004, net sales of fabricated products increased by approximately 26% as compared to the same period in 2003, primarily due to a 20% increase in shipments and a 5% increase in average realized prices. Current period shipments were higher than comparable 2003 periods' shipments as a result of improving demand for fabricated aluminum products. The increases in the average realized prices reflects increased product prices due to increases in primary aluminum prices and improving margins offset, in part, by changes in the mix of products sold.

     Segment operating results for the quarter and six month periods ended June 30, 2004, improved over the comparable periods in 2003 primarily due to the improved market conditions and improved cost performance offset, in part, by modestly increased natural gas prices.

     Bauxite and Alumina. Third party net sales of alumina increased by 38% during the second quarter of 2004, as compared to the same period in 2003, primarily due to a 37% increase in third party average realized prices. For the six month period ended June 30, 2004, third party net sales of alumina increased by approximately 20% as compared to the same period in 2003, primarily due to a 27% increase in third party average realized prices offset by a 6% decrease in third party shipments. Approximately $40 per ton of the increase in average realized prices during the quarter and six month periods ended June 30, 2004 was due to an increase in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked. The balance of the increases in average realized prices was the result of a 35,000 ton spot sale at over $400 per ton in April 2004 and improved contract price terms associated with certain alumina sales contract cancellations and renegotiations in connection with the Company's reorganization efforts. However, most of the financial benefit associated with the spot sale and the improved alumina contract terms are attributable to production from the Company's interests in and related to Alpart. Accordingly, most of such benefit is classified in the primary financial statements as "discontinued operations". Also under the latest terms of the Intercompany Agreement, all net cash flows from the operation of the Company's interests in and related to Alpart from January 1, 2004 through July 1, 2004, is to be for the benefit of those parties holding claims against AJI and KJC (e.g. primarily the noteholders and the PBGC). As such, all of the financial benefits collected by the Company in respect of these items will offset payments that are otherwise payable to the Company under the Intercompany Agreement. Shipments in the first six months of 2004 were lower than the comparable prior year period due to normal fluctuations in the timing of shipments.

     Intersegment net sales of alumina for the six month period ended June 30, 2004 decreased 51%, as compared to the same period in 2003 primarily as the result of reduced shipments to the Primary aluminum business unit due to the Valco potline curtailments in 2003.

     Segment operating results for the quarter ended June 30, 2004 were approximately $50.0 million better than the comparable period in 2003. The vast majority of the improvement in the results was due to the improvement in third party average realized prices discussed above. The segment also benefited by lower depreciation expense (approximately $4.4 million) as a result of the December year end 2003 impairment charges taken in respect of the Gramercy facility and the Company's investment in KJBC. These benefits were only partially offset by higher fuel oil and natural gas prices (approximately $3.0 million) and adverse changes in the foreign exchange rate in respect of the Company's interests in and related to QAL (approximately $2.0 million).

     Segment operating results for the six month period ended June 30, 2004 improved by approximately $80.0 million compared to the same period in 2003. As in the second quarter of 2004, the vast majority of the improvement was attributable to the increase in average realized prices as well as lower depreciation expense (approximately $9.8 million). For the year-to-date period ended June 30, 2004, fuel oil and natural gas prices were roughly the same as those experienced in 2003. Changes in the foreign exchange rates in respect of the Company's interest in and related to QAL had an approximate $7.0 million adverse impact on the year-to-date period as compared to the comparable period in the prior year.

     Primary Aluminum. Third party net sales of primary aluminum decreased 29% for the second quarter of 2004 as compared to the same period in 2003 as a result of an 42% decrease in third party shipments offset by a 22% increase in third party average realized prices. For the six month period ended June 30, 2004, third party net sales decreased 19% as compared to the same period in 2003 as a result of a 32% decrease in third party shipments offset by a 21% increase in third party average realized prices. The decreases in third party shipments were primarily due to the curtailments in 2003 of the Valco potlines. The increases in the average realized prices were primarily due to the increases in primary aluminum market prices.

     Segment operating results (before other operating charges, net) for the quarter and six month periods ended June 30, 2004, were better than the comparable periods in 2003. The primary reasons for the increases were (a) the increase in average realized prices and (b) because operating results for 2003 included charges for end-of-service benefits at Valco associated with the potline curtailments of approximately $3.8 million in the second quarter and $8.1 million in the six month period.

     Segment operating results for the six-month period ended June 30, 2004 (discussed above) excludes non-cash charges of approximately $33.0 million resulting from the write-down of the Company's interests in and related to Valco (which is included in Operating charges (benefits), net). Segment operating results for the six month period ended June 30, 2003 excludes a $9.5 million pre-tax gain on the sale of the Tacoma facility which is included in Other operating charges (benefits), net.

     Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers. Operating income represents the combined effect of such net settlements and any premium costs associated with maturing options. The minimum and (maximum) price of the hedges in any given period is primarily the result of the timing of the execution of the hedges contract.

     Segment operating results for the quarter and six month periods ended June 30, 2004, were worse than the comparable periods in 2003 primarily due to (a) hedging net gains from first quarter 2002 that were being amortized over the original hedging periods as the underlying purchases/sales occurred becoming fully amortized by year end 2003 and (b) hedging premiums related to hedging positions in respect of quarter and six month periods in 2004 being higher than net hedging revenues realized.

     Eliminations. Eliminations of Intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

     Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses in the quarter and six month periods in 2004 were lower than in the comparable periods in 2003 due to the termination in December 2003 of the salaried employees retirement plan as well as a reduction in payroll-related costs and various other overhead costs as a result of cost reduction initiatives.

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

     Operating Activities. In the first six months of 2004, Fabricated products operating activities provided $3.7 million of cash. This amount compares with the first six months of 2003 when Fabricated products operating activities provided $8.9 million of cash. The reduction in cash provided by Fabricated products in 2004 was primarily due to increases in working capital associated with improving demand for fabricated aluminum products offset by improved operating results. Cash provided by Fabricated products operations in 2003 was largely due to cost cutting initiatives which offset reduced product prices and shipments. All of the foregoing exclude consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the "legacy" costs that the Company internally categorizes as a corporate cash outflow. As more fully discussed in Benefit (Legacy) Cost Matters, the Company expects that substantially all such benefits related to previously existing benefit plans are likely to be cancelled as part of the reorganization process.

     In the first six months of 2004, Commodities and Corporate operating activities used $20.9 million of cash. This amount compares with the first six months of 2003 when Commodities and Corporate operating activities used $38.5 million of cash, which amount includes the following significant items: (a) asbestos-related insurance recoveries of $15.1 million; (b) a foreign income tax payment related to prior periods of $22.0 million; and (c) end of service benefits payments totaling approximately $12.8 million in connection with the Valco potline curtailments. The reduction in net cash used by Commodities and Corporate operating activities in 2004 over 2003 resulted primarily from improved results in the Bauxite and alumina segment (approximately $70.0 million) as a result of the operating factors discussed above. This improvement was partially offset by: (a) less cash generated by the Primary aluminum segment (approximately $25.0 million), primarily as a result of Valco being fully curtailed in the first six months of 2004 versus having had partial operations during the first six months of 2003; and (b) increased cash outflow in the Corporate and other segment of approximately $25.0 million attributable to higher hedging related costs, reorganization costs and other miscellaneous costs.

     Net cash used by Commodities and Corporate operating activities in 2003 resulted from a combination of adverse market factors, primarily in the commodities business segments, including: (a) primary aluminum prices that were below long-term averages, (b) higher than average fuel oil and natural gas prices, and (c) significant expenditures in respect of reorganization costs.

     Investing Activities. Total capital expenditures for Fabricated products during the first six months ended June 30, 2004 were $2.6 million. Total capital expenditures for Commodities (including Alpart reported as discontinued operations) and Corporate during the first six months ended June 30, 2004 were $3.2 million. The capital expenditures during the six months ended June 30, 2004 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities.

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

     As discussed more fully in Note 5 of Notes to Interim Consolidated Financial Statements, the Company has been working some time on an amendment to the DIP Facility that would, among other things: (1) reset the financial covenant based on more recent forecasts; (2) authorize the sale of the Company's interests in Alpart, QAL, Gramercy/KJBC and Valco within certain parameters, and
(3) reduce the availability of the fixed asset subcomponent of the borrowing base to a level that, by emergence will be based on advances solely in respect of machinery and equipment at the fabricated products facilities. While the effect of the amendment will be to reduce overall availability, assuming the previously mentioned commodity assets are sold, the Company currently anticipates that once amended, availability under the DIP Facility will likely be in the $50.0 million -- $100.0 million range and that such amount should be adequate to support the Company's liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodities' assets and operations that subjected the Company to the most variability and exposure both from a price risk basis as well as from an operating perspective. While the Company anticipates that it will ultimately be successful in completing an amendment to the DIP Facility along the lines outlined above, the Company cannot currently predict when such amendment will be completed as the amendment likely will not be completed until issues in respect of the Intercompany Agreement that affect the DIP Facility can be finalized. Until such amendment is completed, the Company is likely to use limited consents and waivers as and when necessary to maintain compliance with the terms of the DIP Facility. However, no assurances can be provided that any/all such future limited consent and waiver requests will ultimately be approved by the DIP lenders or the Court.

     Pending completion of the DIP Facility amendment, the Company has completed a series of limited consents and waivers, the combined impact of which has been, subject to certain conditions, to (1) approve the sale of the Company's interests in and related to Alpart, Gramercy and KJBC, (2) maintain liquidity and (3) extend a waiver granted in respect of a financial covenant through September 30, 2004.

     The DIP Facility is currently scheduled to expire in February 2005. As discussed in Note 1 of Notes to Interim Consolidated Financial Statements, the Company currently believes it is unlikely that it will emerge from the Cases until sometime in the first half of 2005. As such, it may be necessary for the Company to extend the DIP Facility or make alternative financing arrangements. While the Company believes that if necessary, it would be successful in negotiating an extension to the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

     The Company currently believes that the cash and cash equivalents of $26.5 million at June 30, 2004, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and availability under the DIP Facility or alternative financing arrangements will provide sufficient liquidity to allow the Company to meet its obligations during the pendency of the Cases. At July 31, 2004, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $45.7 million. As of July 31, 2004, $145.7 million (of which $79.3 million could be used for additional letters of credit) was available to the Company under the DIP Facility.

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

          1. The consolidated financial statements as of and for the quarter and six month periods ending June 30, 2004 have been prepared on a "going concern" basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, ("SOP 90-7"), and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the interim consolidated financial statements included elsewhere in this Report. For example,

             a. If the Company were to decide to sell certain assets not deemed a critical part of a reorganized Kaiser, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant. This is because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

        As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, the Company, through the third quarter of 2003, still considered all of its commodity assets as "held for use," as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Gramercy/KJBC and Valco were possible and, therefore, that recoverability should be considered differently as of December 31, 2003 and subsequent periods. As a result of the change in status, the Company recorded impairment charges of approximately $33.0 million in the first quarter of 2004 and $368.0 million in the fourth quarter of 2003. The actual amount of gain or loss if and when the sales are consummated may differ from these amounts as a result of closing adjustments and other matters. Management cannot conclude that the sale of the Company's interests in one or all of the above noted facilities is "probable" due to numerous uncertainties including that Court approval is required and was not yet obtained as of June 30, 2004.

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

        While valuation of the Company's assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Company currently believes that it is likely that its liabilities will be found in the Cases to exceed the fair value of its assets. Therefore, the Company currently believes that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be paid at less than 100% of their face value and the equity interests of the Company's stockholders will be cancelled without consideration.

        Additionally, upon emergence from the Cases, the Company expects to apply "fresh start" accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor's liabilities are determined to be in excess of its assets and
        (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending and completed asset sales and liabilities subject to compromise (that will be relieved upon emergence), meaningful comparison between the current historical financial statements and the financial statements upon emergence may be to difficult to make.

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

        As more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, we have not accrued any amount in our June 30, 2004 financial statements in respect of the USWA ULP matter. We did not accrue any amount in the past as we did not consider the loss to be "probable." Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board ("NLRB") and USWA in connection with the Company's reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003. As the agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members, this amount was not reflected in the Company's consolidated financial statements at June 30, 2004. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company's consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court.

        Also, as more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, the Company is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with the Company or by exposure to products containing asbestos last produced or sold by the Company more than 20 years ago. It is difficult to predict the number of claims that will ultimately be made against the Company or the settlement value of such claims. As of June 30, 2004, the Company had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, the Company expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants, the ACC, has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

        The Company believes that it has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At June 30, 2004, the Company had recorded a receivable for approximately $463.1 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011. However, the actual amount of insurance recoveries may differ from the amount recorded and the amount of such differences could be material. Further, depending on the amount of asbestos-related claims ultimately determined to exist (including those in the periods after 2011), it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.

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

        In preparing the Company's financial statements at June 30, 2004, the Company has reflected its obligations in respect of these plans using assumptions consistent with those used in accordance with GAAP for ongoing plans. The Company believes that this represents a reasonable estimation methodology. The Company currently believes that there are arguments that it can make that the final allowed claim amounts should be less than that reflected in the financial statements. The Company also expects that certain constituents will assert that the value of their obligations is in excess of the amounts reflected in the financial statements.

        See Note 9 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003, and Recent Events and Developments, Benefit (Legacy) Cost Matters above for information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated June 30, 2004 obligations and such differences may be material.

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

        An example of how environmental accruals could change is provided by the multi-site agreement discussed in Note 7 of Notes to Interim Consolidated Financial Statements. Another example discussed in Note 7 of Notes to Interim Consolidated Financial Statements is the negotiations the Company is currently involved in with a number of the parties that, if agreements are ultimately reached with the parties and approved by the Court, could settle or otherwise resolve a substantial portion of the environmental claims currently considered not subject to compromise. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes the Company's significant contractual obligations at June 30, 2004 (dollars in millions):

                                                                    PAYMENTS DUE IN
                                                         -------------------------------------
                                                         LESS THAN    2-3     4-5    MORE THAN
CONTRACTUAL OBLIGATIONS                          TOTAL    1 YEAR     YEARS   YEARS    5 YEARS
-----------------------                          -----   ---------   -----   -----   ---------
Long-term debt, including capital lease of
  $2.4(a)......................................  $ 3.4     $1.2      $1.4    $ .8       $--
Operating leases...............................   15.5      7.5       6.8      .5        .7
                                                 -----     ----      ----    ----       ---
Total cash contractual obligations.............  $18.9     $8.7      $8.2    $1.3       $.7
                                                 =====     ====      ====    ====       ===

---------------

(a) See Note 5 of Notes to Interim Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $848.2 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 5 of Notes to Interim Consolidated Financial Statements for additional information about debt subject (a) to compromise.

     The following paragraphs summarize the Company's off-balance sheet arrangements.

     The Company owns a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The Company currently sells its share of QAL's production to third parties. The shareholders, including the Company, purchase bauxite from another QAL shareholder under long-term purchase contracts. These tolling and purchase contracts are scheduled to expire in 2008. Under the agreements, the Company is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. The Company's share of the aggregate minimum amount of future principal payments as of June 30, 2004 is $60.0 million, which will mature in varying amounts from 2005 to 2008. The Company's share of QAL's scheduled debt principal repayment in July 2003 was funded with additional QAL borrowings. The Company's share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70 million and $100 million per year over the past three years. However, as discussed more fully in Notes 1 and 4 of Notes to Interim Consolidated Financial Statements, the Company is considering the possibility of selling its interests in QAL. If the Company's interest in QAL were to be sold, the Company believes that the Company's obligations in respect of its share of the QAL debt would be assumed by the buyer. The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.

     As of June 30, 2004, outstanding letters of credit under the DIP Facility were approximately $45.7 million, substantially all of which expire within the next twelve months. The letters of credit relate primarily to environmental, insurance, Alpart-related debt and other activities. Approximately $15.3 million of the letters of credit are in respect of the Company's 65% share of the $22.0 million Alpart CARIFA financing (see Note 5 of Notes to Interim Consolidated Financial Statements) which are reflected in the debt maturities table above. As such, that portion of the letters of credit is duplicative of the obligation reflected in the table above. The CARIFA financing is being repaid in connection with the sale of the Company's interests in and related to Alpart, which were sold on July 1, 2004 (see Note 4 of Notes to Interim Consolidated Financial Statements). Upon such payment (which is scheduled to occur in August 2004), the Company's letter of credit obligation under the DIP Facility securing the loans will be cancelled.

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

     As a replacement for the Company's current postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBAs. Such contributions are to include:

     - An amount not to exceed $36.0 million and payable on emergence from the Chapter 11 proceedings so long as the Company's liquidity is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company's interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

     - On an annual basis, 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments shall not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company's liquidity to be less than $50.0 million.

     - Advances of $3.1 million in June 2004 and $1.9 million per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence.

     On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. However, the Court order provided that if the Debtors and the UCC had not signed the Intercompany Agreement and filed a motion seeking the approval of such agreements by June 30,

2004, the UCC would have the right (but not the requirement) at any time thereafter to direct the Debtors to terminate the USWA agreement and other agreements to terminate postretirement medical benefits 60 days from the date of the UCC notice. Although the Company considers it unlikely, if such notice were received and a new arrangement with the USWA, the UCC and others were not reached during the 60 day period, the Debtors could have to reinstate the postretirement medical plan. The Intercompany Agreement was not signed on June 30, 2004. To date, no motion has been filed by the Company to approve the Intercompany Agreement. However, the UCC has not exercised its right to cause the Debtors to terminate the USWA agreement or other postretirement medical benefit obligations.

     In May 2004, the Company entered into an agreement to sell its interest in and related to the Gramercy facility and KJBC. Net proceeds from the sale are expected to be approximately $23.0 million, subject to various closing adjustments. A substantial portion of the proceeds may be used to satisfy transaction related costs and obligations. The agreement was approved by the Court on July 19, 2004 and the transaction is expected to close in the latter part of the third quarter of 2004.

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

SENSITIVITY

     Alumina and Primary Aluminum. The Company has historically been exposed to commodity price risks and opportunities in respect of alumina and primary aluminum production in excess of internal requirements that has been sold in domestic and international markets. The Company's hedging transactions have been intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that during 2004 each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $5.0 million, based on recent operating levels. The lower 2004 impact (as compared to prior periods) on pre-tax earnings linked to primary aluminum prices was due to the Alpart sale and the Valco potline curtailments. As of June 30, 2004, the Company had options covering substantially all of the Company's net hedgeable volume for the third quarter of 2004 (at a strike price of approximately $.75 per pound).

     Assuming that the Company's interests in QAL, Gramercy/KJBC, and Valco are sold (and that Anglesey remains a part of the emerging entity), the Company would no longer be a net seller of alumina and aluminum. Rather, net sales of primary aluminum by Anglesey (reduced by the equivalent primary aluminum impact of alumina requirements) would offset a portion of the primary aluminum requirements of the fabricated products business. As such, the emerging entity would be a net consumer of primary aluminum. However, the Company's pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. The fabricated aluminum products business does, however, from time to time enter into fixed price arrangements (that include the primary aluminum price component). In such instances, the Company may use third party hedging instruments to eliminate price exposure or may consider such fixed price arrangements as a notional (internal) hedge of primary aluminum to be produced at Anglesey. At June 30, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of fixing or capping the metal price component of those contracts during the second half of 2004 and for the period 2005 -- 2008 totaling approximately (in 000 pounds of primary aluminum): 2004: 66,000, 2005:
59,000, 2006: 35,000, 2007: 34,000, and 2008: 10,000.

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

     Energy. The Company is exposed to energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil consumed in the production process. The Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company's annual pre-tax operating results by approximately $20.0 million. Approximately two-thirds of such exposure relates to the Gramercy facility with the remaining one-third primarily relating to the Company's fabricated products business. In order to avoid incremental risk in respect of natural gas prices associated with the Gramercy facility, which as discussed in
Note 4 of Notes to Interim Consolidated Financial Statements is expected to be sold in the latter part of the third quarter of 2004, the Company has entered into a fixed price physical supply agreement with the natural gas supplier for July and August 2004.

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

     Possible Environmental Settlements. The Company is currently involved in negotiations with a number of parties that, if agreements are ultimately reached with the parties and approved by the Court, could settle or otherwise resolve a substantial portion of the environmental claims currently considered not subject to compromise. As a part of such agreements, it is possible that the Company may have to pay amounts in the range of $25.0 million -- $30.0 million during the fourth quarter of 2004 or early 2005. Because the agreements have not been approved by the Court and are still subject to material modification, the Company has not reflected any such incremental charges or liabilities in the consolidated financial statements as of and for the periods ended June 30, 2004 as the Company does not believe that such potential future settlements should be considered "probable" (which is the criteria for recognition under GAAP).

     Other Environmental Matters. During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect of the Company's Trentwood facility in the State of Washington. The Company is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood's compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company's financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Purchase Agreement, dated as of June 8, 2004, among Kaiser
          Aluminum & Chemical Corporation ("KACC"), Kaiser Aluminium
          International, Inc., Kaiser Bauxite Company, Kaiser Jamaica
          Corporation and Alpart Jamaica Inc. and Quality
          Incorporations I Limited (incorporated by reference to
          Exhibit 2.1 to the Report on Form 8-K, dated as of July 1,
          2004, filed by Kaiser Aluminum Corporation ("KAC"), File No.
          1-9447).
  *4.1    Waiver Letter with Respect to Post-Petition Credit Agreement dated May 21, 2004, amending the Post-Petition Credit
          Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
  *4.2    Waiver Letter with Respect to Post-Petition Credit Agreement dated July 29, 2004, amending the Post-Petition Credit
          Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

---------------

* Filed herewith.

     (b) Reports on Form 8-K.

          On April 23, 2004, under Item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that RUSAL was the successful bidder for the Company's interest in and related to Alumina Partners of Jamaica ("Alpart").

          No other Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004, however:

          On July 16, 2004, under Item 2, "Acquisition or Disposition of Assets," of Form 8-K, the Company filed a Current Report on Form 8-K reporting that it had sold its interest in and related to Alpart.

          On July 30, 2004 under item 5, "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that it had been notified by the Pension Benefit Guaranty Corporation ("PBGC") that the PBGC intends to assume responsibility for the Kaiser Aluminum Inactive Pension Plan retroactive to June 30, 2004.

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

                                          KAISER ALUMINUM & CHEMICAL CORPORATION

                                          By:      /s/ KERRY A. SHIBA
                                            ------------------------------------
                                                       Kerry A. Shiba
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

                                          KAISER ALUMINUM & CHEMICAL CORPORATION

                                          By:     /s/ DANIEL D. MADDOX
                                            ------------------------------------
                                                      Daniel D. Maddox
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: August 13, 2004

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Purchase Agreement, dated as of June 8, 2004, among Kaiser
          Aluminum & Chemical Corporation ("KACC"), Kaiser Aluminium
          International, Inc., Kaiser Bauxite Company, Kaiser Jamaica
          Corporation and Alpart Jamaica Inc. and Quality
          Incorporations I Limited (incorporated by reference to
          Exhibit 2.1 to the Report on Form 8-K, dated as of July 1,
          2004, filed by Kaiser Aluminum Corporation ("KAC"), File No.
          1-9447).
  *4.1    Waiver Letter with Respect to Post-Petition Credit Agreement dated May 21, 2004, amending the Post-Petition Credit
          Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
  *4.2    Waiver Letter with Respect to Post-Petition Credit Agreement dated July 29, 2004, amending the Post-Petition Credit
          Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
 *31.1    Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *31.2    Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *32.1    Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *32.2    Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.