Form 10-Q
period 2005-03-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2005-05-13
CIK 54291

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 1-3605

KAISER ALUMINUM & CHEMICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-0928288
(State of Incorporation)	(I.R.S. Employer
Identification No.)

27422 PORTOLA PARKWAY, SUITE 350,
FOOTHILL RANCH, CALIFORNIA 92610-2831
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)
(949) 614-1740

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

     As of April 30, 2005, there were 46,171,365 shares of the common stock of the registrant outstanding, all of which were owned by Kaiser Aluminum Corporation, the parent corporation of the registrant.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(In millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24.5	$55.4
Receivables:
Trade, less allowance for doubtful receivables of $6.5 and $6.9	103.0	97.4
Due from affiliate	—	8.0
Other	5.2	10.9
Inventories	105.8	105.3
Prepaid expenses and other current assets	33.8	19.6
Discontinued operations’ current assets	40.3	30.6

Total current assets	312.6	327.2
Investments in and advances to unconsolidated affiliate	15.7	16.7
Property, plant, and equipment — net	213.4	214.6
Restricted proceeds from sale of commodity interests	281.3	280.8
Personal injury-related insurance recoveries receivable	967.0	967.0
Other assets	43.6	42.5
Discontinued operations’ long-term assets	42.9	38.9

Total	$1,876.5	$1,887.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$43.1	$50.2
Accrued interest	.8	.9
Accrued salaries, wages, and related expenses	51.8	48.9
Other accrued liabilities	74.3	73.8
Payable to affiliate	12.6	14.6
Long-term debt — current portion	1.2	1.2
Discontinued operations’ current liabilities	53.1	57.7

Total current liabilities	236.9	247.3
Long-term liabilities	33.4	32.9
Long-term debt	2.8	2.8
Discontinued operations’ long-term liabilities	26.4	26.4

	299.5	309.4
Liabilities subject to compromise	3,952.9	3,954.9
Commitments and contingencies
Stockholders’ equity (deficit):
Preference stock	.7	.7
Common stock	15.4	15.4
Additional capital	255.6	2,452.8
Accumulated deficit	(2,640.0)	(2,648.3)
Accumulated other comprehensive income (loss)	(7.6)	(5.5)
Note receivable from parent	—	(2,191.7)

Total stockholders’ equity (deficit)	(2,375.9)	(2,376.6)

Total	$1,876.5	$1,887.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)
(In millions of dollars)

	Quarter Ended March 31,
	2005	2004
Net sales	$281.4	$210.2

Costs and expenses:
Cost of products sold	242.2	194.2
Depreciation and amortization	4.9	5.5
Selling, administrative, research and development, and general	17.7	20.7
Other operating charges	6.2	—

Total costs and expenses	271.0	220.4

Operating income (loss)	10.4	(10.2)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for both quarters)	(2.1)	(2.0)
Reorganization items	(7.8)	(8.6)
Other — net	(.4)	(.2)

Income (loss) before income taxes and discontinued operations	.1	(21.0)
Provision for income taxes	(2.4)	(1.5)

Loss from continuing operations	(2.3)	(22.5)
Income (loss) from discontinued operations, net of income taxes, including minority interests	10.6	(41.4)

Net income (loss)	$8.3	$(63.9)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions of dollars)

For the Quarter Ended March 31, 2005

					Accumulated
					Other	Note
					Comprehensive	Receivable
	Preference	Common	Additional	Accumulated	Income	From
	Stock	Stock	Capital	Deficit	(Loss)	Parent	Total
BALANCE December 31, 2004	$.7	$15.4	$2,452.8	$(2,648.3)	$(5.5)	$(2,191.7)	$(2,376.6)
Net income	—	—	—	8.3	—	—	8.3
Unrealized net decrease in value of derivative instruments arising during the period	—	—	—	—	(2.3)	—	(2.3)
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	—	.2	—	.2

Comprehensive income (loss)	—	—	—	—	—	—	6.2
Release of amount due from parent	—	—	(2,197.2)	—	—	2,191.7	(5.5)

BALANCE, March 31, 2005	$.7	$15.4	$255.6	$(2,640.0)	$(7.6)	$—	$(2,375.9)

For the Quarter Ended March 31, 2004

					Accumulated
					Other	Note
					Comprehensive	Receivable
	Preference	Common	Additional	Accumulated	Income	From
	Stock	Stock	Capital	Deficit	(Loss)	Parent	Total
BALANCE, December 31, 2003	$.7	$15.4	$2,454.0	$(1,901.7)	$(107.9)	$(2,191.7)	$(1,731.2)
Net loss	—	—	—	(63.9)	—	—	(63.9)
Unrealized net increase in value of derivative instruments arising during the period	—	—	—	—	1.3	—	1.3
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	—	.5	—	.5

Comprehensive income (loss)	—	—	—	—	—	—	(62.1)

BALANCE, December 31, 2004	$.7	$15.4	$2,454.0	$(1,965.6)	$(106.1)	$(2,191.7)	$(1,793.3)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Quarter Ended March 31,
	2005	2004
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$8.3	$(63.9)
Less net income (loss) from discontinued operations	10.6	(41.4)

Net loss from continuing operations	(2.3)	(22.5)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operations:
Depreciation and amortization (including deferred financing costs of $1.7 and $1.1, respectively)	6.6	6.6
Equity in loss (income) of unconsolidated affiliate, net of distributions	1.0	(2.4)
Decrease (increase) in trade and other receivables	2.8	(3.2)
Increase in inventories	(.6)	(16.7)
Increase in prepaid expenses and other current assets	(2.5)	(2.4)
(Decrease) increase in accounts payable and accrued interest	(7.0)	10.6
Increase in other accrued liabilities	4.8	3.0
(Decrease) increase in payable to affiliate	(2.1)	2.1
(Decrease) increase in accrued and deferred income taxes	(.5)	.7
Net cash impact of changes in long-term assets and liabilities	(1.0)	.3
Net cash used by discontinued operations	(7.4)	(2.7)
Other	(.1)	.1

Net cash used by operating activities	(8.3)	(26.5)

Cash flows from investing activities:
Capital expenditures	(3.8)	(1.6)
Net cash provided by discontinued operations	—	6.1

Net cash (used) provided by investing activities	(3.8)	4.5

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	(3.3)	(.2)
Increase in restricted cash	(15.0)	—
Net cash used by discontinued operations	(.5)	—

Net cash used by financing activities	(18.8)	(.2)

Net decrease in cash and cash equivalents during the period	(30.9)	(22.2)
Cash and cash equivalents at beginning of period	55.4	35.5

Cash and cash equivalents at end of period	$24.5	$13.3

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.1 and $.1	$.4	$.7
Less interest paid by discontinued operations	—	(.4)

	$.4	$.3

Income taxes paid	$10.5	$1.1
Less income taxes paid by discontinued operations	(8.7)	(1.1)

	$1.8	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars)
(Unaudited)

1. Reorganization Proceedings

     Background. Kaiser Aluminum & Chemical Corporation (the “Company”), its parent company, Kaiser Aluminum Corporation (“Kaiser” or “KAC”), and 24 of the Company’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, Kaiser and 15 of the Company’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional Company subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the Company’s non-U.S. joint ventures were included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

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

     The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty Corporation (“PBGC”) primarily as a result of the Company’s failure to meet a $17.0 accelerated funding requirement to its salaried employee retirement plan in January 2003 (see Note 8 for additional information regarding the accelerated funding requirement). The filing of the Cases by the Additional Debtors had no impact on the Company’s day-to-day operations.

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

     Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/CTPV Futures’ Representative” and, collectively with the Asbestos Futures” Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.

     As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors (other than AJI, KJC, KAAC and KFC) to June 30, 2005. The most recent exclusivity period for AJI, KJC, KAAC and KFC was set to expire on April 30, 2005. A motion to extend the exclusivity period for AJI, KJC, KAAC and KFC through June 30, 2005 was filed by the Debtors on April 29, 2005. By filing the motion to extend the exclusivity period, the period is automatically extended until the June 2005 Court hearing date. While the Debtors expect that the motion will be approved by the Court, no assurance can be given as to such approval. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Commodity-related and Inactive Subsidiaries. As previously disclosed, with the sale of its interests in and related to Queensland Alumina Limited (“QAL”), which closed on April 1, 2005, the Company has sold all of its commodity-related interests other than its interests in Anglesey Aluminium Limited (“Anglesey”). It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.

     During November 2004, four of the Company’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans,

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

together with the disclosure statements and all amendments filed thereto, are separately referred to as the “AJI/KJC Plan” and the “KAAC/KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received (or to be received) by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. As indicated in the Liquidating Plans, it is currently anticipated that the Liquidating Subsidiaries will have an aggregate of approximately $673.8 of cash available for distribution to creditors when the Liquidating Plans become effective. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans indicate that, after payment of priority claims, trust expenses (initial reserves for which are expected to be established in the range of $37.0 to $46.0), and payments to the Company under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries anticipate ultimately distributing available cash to the following claimholders in the following amounts:

Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$0.0 to $8.0

     The Liquidating Plans as filed with the Court provide that $16.0 of payments were to be made for the benefit of holders of the Company’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) the Company’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approved the plans. If either the holders of the Senior Notes or the Sub Notes failed to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) were not allowed a vote on the Liquidating Plans but will receive up to $8.0 only if the Liquidating Plans are accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of the Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans were not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court was to determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

     The Court approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, as discussed above, the Court has conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings to date, the Court has determined that the allocation to the Revenue Bonds would be up to $8.0 and has ruled against the position asserted by the separate group that holds both 9?% Senior Notes and the Sub Notes. The Court has not ruled in respect of the position asserted by the Sub Note Group. The Court has set a further briefing schedule that will extend into June 2005, and all rulings in respect of these matters are subject to appeal. There can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated, as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or the Company, or what impact any such resolution may have on the Company and its ongoing reorganization efforts. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.

     The above amounts are net of payments that are to be made by AJI, KJC and KAAC to the Company in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alumina Partners of Jamaica (“Alpart”) and QAL to the Company of at least $90.0 in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) any net cash flows funded by or collected by the Company related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through the KAAC emergence from Chapter 11 (estimated to be in the $20.0 range collected by the Company through March 31, 2005); and (c) third party costs and certain limited overhead of the Company’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to the Company’s sale of its interests in Alpart. As provided under the Intercompany Agreement, the Company was reimbursed for approximately $14.5 of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to the Company upon the effective dates of the Liquidating Plans.

     It is anticipated that KBC will be dealt with either separately or in concert with the Company plan of reorganization as more fully discussed below. Sixteen of the Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which are to be resolved pursuant to the Intercompany Agreement). The Company believes that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

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

     Based on the previously disclosed agreements and understandings reached with key creditor constituents, the Company anticipates that the disclosure statement and plan of reorganization for the Company, Kaiser and other Debtors necessary to ongoing operations will reflect the following principle elements:

     (a) All post-petition and secured claims are expected to either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below);

     (b) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in return for cancellation of the retiree medical plan, as more fully discussed in Note 8, the Company is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and then has agreed to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are to receive a contribution of 75% of the residual value of the remaining Debtors in the form of newly issued equity in the emerging entity. Residual value in this context means the Company’s remaining value after taking into account: (i) the contributions to the personal injury trust described below; (ii) the satisfaction of administrative, priority and secured claims as per (a) above; (iii) an equity incentive plan; and (iv) the satisfaction of the PBGC’s claim against KACOCL;

     (c) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from the Company, (iii) 100% of the equity in a Company subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) a portion of the emerging entity’s equity in proportion to approximately $830.0 of intercompany claims of KFC against the Company that are to be assigned to the trust (which will be satisfied out of the 25% of equity referred to in (d) below); and

     (d) Other pre-petition claims will receive 25% of the residual value of the remaining Debtors in the form of equity in the emerging entity. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC that are not satisfied under the Liquidating Plans, (ii) the approximate $830.0 of intercompany claims that the Company has agreed to assign to the personal injury trust(s) referred to in (c) above, and (iii) all unsecured trade and other claims. Included in this category are approximately $276.0 of intercompany claims of KFC against the Company.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $60.0 to $80.0. The Company currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 6). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and Kaiser will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

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

     Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated
Current assets	$270.3	$2.0	$—	$272.3
Discontinued operations’ current assets	40.3	—	—	40.3
Investments in subsidiaries and affiliate	19.7	—	(4.0)	15.7
Intercompany receivables (payables), net	(4.6)	4.6	—	—
Property and equipment, net	213.4	—	—	213.4
Restricted proceeds from sale of commodity interests	281.3	—	—	281.3
Personal injury-related insurance recoveries receivable	967.0	—	—	967.0
Other assets	43.6	—	—	43.6
Discontinued operations’ long term assets	42.9	—	—	42.9

	$1,873.9	$6.6	$(4.0)	$1,876.5

Liabilities not subject to compromise —
Current liabilities	$182.4	$3.4	$(2.0)	$183.8
Discontinued operations’ current liabilities	53.1	—	—	53.1
Long-term liabilities	35.0	1.2	—	36.2
Discontinued operations’ long-term liabilities	26.4	—	—	26.4
Liabilities subject to compromise	3,952.9	—	—	3,952.9
Stockholders’ equity (deficit)	(2,375.9)	2.0	(2.0)	(2,375.9)

	$1,873.9	$6.6	$(4.0)	$1,876.5

Condensed Consolidating Balance Sheets
December 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated
Current assets	$294.5	$2.1	$—	$296.6
Discontinued operations’ current assets	30.6	—	—	30.6
Investments in subsidiaries and affiliate	20.9	—	(4.2)	16.7
Intercompany receivables (payables), net	(4.5)	4.5	—	—
Property and equipment, net	214.6	—	—	214.6
Restricted proceeds from sale of commodity interests	280.8	—	—	280.8
Personal injury-related insurance recoveries receivable	967.0	—	—	967.0
Other assets	42.5	—	—	42.5
Discontinued operations’ long term assets	38.9	—	—	38.9

	$1,885.3	$6.6	$(4.2)	$1,887.7

Liabilities not subject to compromise —
Current liabilities	$188.4	$3.2	$(2.0)	$189.6
Discontinued operations’ current liabilities	57.7	—	—	57.7
Long-term liabilities	34.5	1.2	—	35.7
Discontinued operations’ long-term liabilities	26.4	—	—	26.4
Liabilities subject to compromise	3,954.9	—	—	3,954.9
Stockholders’ equity (deficit)	(2,376.6)	2.2	(2.2)	(2,376.6)

	$1,885.3	$6.6	$(4.2)	$1,887.7

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended March 31, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated
Net sales	$281.4	$—	$—	$281.4

Costs and expenses —
Operating costs and expenses	264.7	.1	—	264.8
Other operating charges	6.2	—	—	6.2

	270.9	.1		271.0

Operating income (loss)	10.5	(.1)	—	10.4
Interest expense	(2.1)	—	—	(2.1)
All other income (expense), net	(8.2)	—	—	(8.2)
Income tax and minority interests	(2.4)	—	—	(2.4)
Equity in income of subsidiaries	(.1)	—	.1	—

Loss from continuing operations	(2.3)	(.1)	.1	(2.3)
Discontinued operations	10.6	—	—	10.6

Net income (loss)	$8.3	$(.1)	$.1	$8.3

Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended March 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated
Net sales	$210.2	$—	$—	$210.2

Costs and expenses —
Operating costs and expenses	220.2	.2	—	220.4
Other operating charges	—	—	—	—

	220.2	.2	—	220.4

Operating income (loss)	(10.0)	(.2)	—	(10.2)
Interest expense	(2.0)	—	—	(2.0)
All other income (expense), net	(11.7)	—	2.9	(8.8)
Income tax and minority interests	(1.5)	—	—	(1.5)
Equity in income of subsidiaries	(35.0)	—	35.0	—

Loss from continuing operations	(60.2)	(.2)	37.9	(22.5)
Discontinued operations	(3.7)	(37.7)	—	(41.4)

Net income (loss)	$(63.9)	$(37.9)	$37.9	$(63.9)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 31, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated
Net cash provided (used) by:
Operating activities —
Continuing operations	$(.9)	$—	$—	$(.9)
Discontinued operations	(7.4)	—	—	(7.4)

	(8.3)	—	—	(8.3)

Investing activities —
Continuing operations	(3.8)	—	—	(3.8)
Discontinued operations	—	—	—	—

	(3.8)	—	—	(3.8)

Financing activities —
Continuing operations	(18.3)	—	—	(18.3)
Discontinued operations	(.5)	—	—	(.5)

	(18.8)	—	—	(18.8)

Net decrease in cash and cash equivalents	(30.9)	—	—	(30.9)
Cash and cash equivalents, beginning of period	55.0	.4	—	55.4

Cash and cash equivalents, end of period	$24.1	$.4	$—	$24.5

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated
Net cash provided (used) by:
Operating activities —
Continuing operations	$(23.6)	$(.2)	$—	$(23.8)
Discontinued operations	(4.2)	1.5	—	(2.7)

	(27.8)	1.3	—	(26.5)

Investing activities —
Continuing operations	(1.6)	—	—	(1.6)
Discontinued operations	7.3	(1.2)	—	6.1

	5.7	(1.2)	—	4.5

Financing activities —
Continuing operations	(.2)	—	—	(.2)
Discontinued operations	—	—	—	—

	(.2)	—	—	(.2)

Net decrease in cash and cash equivalents	(22.3)	.1	—	(22.2)
Cash and cash equivalents, beginning of period	35.4	.1	—	35.5

Cash and cash equivalents, end of period	$13.1	$.2	$—	$13.3

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

     The amounts subject to compromise at March 31, 2005 and December 31, 2004 consisted of the following items:

	March 31,	December 31,
	2005	2004
Accrued postretirement medical obligation (Note 8)	$1,042.1	$1,042.1
Accrued asbestos and certain other personal injury liabilities (Note 9)	1,115.0	1,115.0
Debt (Note 6)	847.6	847.6
Accrued pension benefits (Note 8)	623.6	625.7
Unfair labor practice settlement (Note 9)	175.0	175.0
Accounts payable	30.0	29.8
Accrued interest	47.5	47.5
Accrued environmental liabilities (Note 9)	30.6	30.6
Other accrued liabilities	41.5	41.6

	$3,952.9	$3,954.9

(1)	Other accrued liabilities include hearing loss claims of $15.8 at March 31, 2005 and December 31, 2004 (see Note 9).

(2)	The above amounts exclude $26.4 at March 31, 2005 and December 31, 2004 related to discontinued operations. Such amounts were primarily accounts payable.

     The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. Additionally, as the Company evaluates the proofs of claim filed in the Cases, adjustments will be made for those claims that the Company believes will probably be allowed by the Court. The amount of such claims could be significant. For example, pursuant to the PBGC settlement agreement, which was approved by the Court in January 2005 (see Note 8), the PBGC will be allowed a $14.0 administrative claim and the Company paid approximately $5.0 in March 2005 to certain hourly pension plans which it will continue to sponsor. Since the PBGC settlement agreement has been approved by the Court, such amounts have been reclassified from liabilities subject to compromise to liabilities not subject to compromise.

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarters ended March 31, 2005 and 2004, reorganization items were as follows:

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

	Quarter Ended March 31,
	2005	2004
Professional fees	$8.0	$8.3
Interest income	(.3)	(.1)
Other	.1	.4

	$7.8	$8.6

2. Summary of Significant Accounting Policies

     This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Additionally, as discussed above (see Financial Statement Presentation in Note 1), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the March 31, 2005 financial statements to the financial statements of the entity upon emergence.

     Principles of Consolidation. The Company is a wholly owned subsidiary of Kaiser, which is a subsidiary of MAXXAM Inc.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.

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

     Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company’s derivative activities are initiated within

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

guidelines established by management and approved by the Company’s board of directors. Hedging transactions are executed centrally on behalf of all of the Company’s operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

     See Notes 2 and 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding derivative financial instruments.

     New Accounting Pronouncement. FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN 47 provides guidance in the recognition of a liability for an asset retirement obligation when the timing and (or) method of settlement of the obligation is conditional on a future event that may or may not be within the control of the entity. The Company has not completed its review of FIN 47 and, as a result, is unable to determine what impact, if any, the implementation of FIN 47 will have on the Company’s financial statements.

     Reclassifications. Certain prior year’s amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentations. The reclassifications had no impact on prior year’s reported net loss.

3. Inventories

     Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories, after deducting inventories related to discontinued operations, consist of the following:

	March 31,	December 31,
	2005	2004
Fabricated products —
Finished products	$24.4	$23.3
Work in process	38.3	42.2
Raw materials	31.2	27.9
Operating supplies and repairs and maintenance parts	11.8	11.8

	105.7	105.2
Commodities — Primary aluminum	.1	.1

	$105.8	$105.3

     The above table excludes commodities inventories related to discontinued operations of $9.8 in 2005 and $8.8 in 2004. Inventories related to discontinued operations in 2004 were reduced by a LIFO inventory charge of $1.6 and a net charge of $1.2 to write down certain alumina inventories to their estimated net realizable value as a result of the Company’s sale of its interests in and related to Volta Aluminium Company Limited (“Valco”) (Note 5).

4. Discontinued Operations

     As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 5, the Company completed the sale of its interests in and related to Alpart, Gramercy, Kaiser Jamaica Bauxite Company (“KJBC”), Valco, and the Mead facility and certain related property (the “Mead Facility”) in 2004 and the sale of its interests in and related to QAL which closed on April 1, 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

     Under SFAS No. 144, only those assets, liabilities and operating results that are being sold/discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy/KJBC and the Mead Facility, the buyers did not assume such items as accrued workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 1, the Company expects that retained obligations will generally be resolved in the context of a plan of reorganization. As such, the balances related to such obligations are still included in the consolidated financial statements. Because the Company owned a 65% interest in Alpart, Alpart’s balances and results of operations were fully consolidated into the Company’s consolidated financial statements. Accordingly, the amounts reflected below for Alpart include the 35% interest in Alpart owned by Hydro Aluminium as. (“Hydro”). Hydro’s share of the net investment in Alpart is reflected as minority interest.

     The balances and operating results associated with the Company’s interests in and related to Alpart, Gramercy/KJBC and QAL were previously included in the Bauxite and alumina business segment and the balances and operating results associated with the Company’s interests in and related to Valco and the Mead Facility were previously included in the Primary aluminum business segment. The Company has also reported as discontinued operations the portion of the Commodity Marketing external hedging activities that were attributable to the Company’s Commodity Interests.

     The carrying amounts as of March 31, 2005 and December 31, 2004 of the assets and liabilities in respect of the Company’s interest in and related to the sold Commodity Interests included in discontinued operations were as follows:

	March 31, 2005			December 31, 2004
		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total
Current assets	$40.3	$—	$40.3	$30.6	$—	$30.6
Investments in affiliates and other	42.9	—	42.9	38.9	—	38.9

	$83.2	$—	$83.2	$69.5	$—	$69.5

Current liabilities	$52.7	$.4	$53.1	$57.3	$.4	$57.7
Liabilities subject to compromise	25.6	.8	26.4	25.6	.8	26.4

	$78.3	$1.2	$79.5	$82.9	$1.2	$84.1

     Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the quarters ended March 31, 2005 and 2004 included in income (loss) from discontinued operations was as follows:

	2005			2004
		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total
Net sales	$42.9	$—	$42.9	$159.9	$—	$159.9
Operating income (loss)	11.4	—	11.4	9.7	(47.5)	(37.8)
Income (loss) before income taxes and minority interests —	13.2	—	13.2	9.4	(47.4)	(38.0)
Net income (loss)	10.6	—	10.6	5.6	(47.0)	(41.4)

(1)	Primary aluminum interests for the quarter ended March 31, 2004 include Valco impairment charges of $33.0 (Notes 3 and 5).

     In connection with its investment in QAL, the Company had entered into several financial commitments consisting of long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. Under the agreements, the Company was unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. The Company’s share of the aggregate minimum amount of required future principal payments as of March 31, 2005, was $60.0. The Company’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

between $70.0-$100.0 over the past three years. In connection with the QAL sale, the Company’s obligations in respect of its share of QAL’s debt were assumed by the buyer.

     Contributions to foreign pension plans included in discontinued operations were approximately $2.3 during the quarter ended March 31, 2004.

5. Property, Plant, and Equipment

     The major classes of property, plant, and equipment are as follows:

	March 31,	December 31,
	2005	2004
Land and improvements	$8.2	$8.2
Buildings	63.8	63.8
Machinery and equipment	459.8	459.8
Construction in progress	9.8	6.1

	541.6	537.9
Accumulated depreciation	(328.2)	(323.3)

Property, plant, and equipment, net	$213.4	$214.6

     The following discusses the Company’s dispositions during the first quarter of 2005 and the year ended December 31, 2004.

  2005 —

•	In April 2005, the Company completed the sale of its interests in and related to QAL. Net cash proceeds from the sale total approximately $412.0. The buyer also assumed the Company’s obligations in respect of approximately $60.0 of QAL debt (see Note 4). In connection with the completion of the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the Company expects the transaction will result in a gain of approximately $360.0 – $380.0. As described in Note 1, the Company expects that a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL will be held in escrow for the benefit of KAAC’s creditors until the KAAC/KFC Plan is confirmed by the Court (see Note 1). In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to QAL have been reported as discontinued operations in the accompanying financial statements (see Note 4).

   2004 —

•	On July 1, 2004, with Court approval, the Company completed the sale of its interests in and related to Alpart for a base purchase price of $295.0 plus certain adjustments of approximately $20.0. The transaction resulted in a gross sales price of approximately $315.0, subject to certain post-closing adjustments, and a pre-tax gain of approximately $101.6. Offsetting the cash proceeds were approximately $14.5 of payments made by the Company to fund the prepayment of the Company’s share of the Alpart-related debt and $3.3 of transaction-related costs. The balance of the proceeds are being held in escrow primarily for the benefit of certain creditors as outlined in the AJC/KJC Plan. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to Alpart have been reported as discontinued operations in the accompanying financial statements (see Note 4). A net benefit of approximately $1.6 was recorded in December 2004 in respect of the Alpart-related purchase price adjustments. Such amounts are expected to be collected during the second quarter of 2005.

•	In May 2004, the Company entered into an agreement to sell its interests in and related to the Gramercy facility and KJBC. The sale closed on October 1, 2004 with Court approval. Net proceeds from the sale were approximately $23.0, subject to various closing and post closing adjustments. Such adjustments were insignificant. The transaction was completed at an

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

amount approximating its remaining book value (after impairment charges). A substantial portion of the proceeds were used to satisfy transaction related costs and obligations. As previously reported, the Company had determined that the fair values of its interests in and related to Gramercy/KJBC was below the carrying values of the assets because all offers that had been received for such assets were substantially below the carrying values of the assets. Accordingly, in the fourth quarter of 2003, the Company adjusted the carrying value of its interests in and related to Gramercy/KJBC to the estimated fair value, which resulted in a non-cash impairment charge of approximately $368.0. In accordance with SFAS No. 144, the Company’s interests in and related to the Gramercy facility and KJBC have been reported as discontinued operations in the accompanying financial statements (see Note 4).

•	During 2003, the Company and Valco participated in extensive negotiations with the Government of Ghana (“GoG”) and the Volta River Authority (“VRA”) regarding Valco’s power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding (“MOU”) in December 2003 pursuant to which the Company would sell its 90% interest in and related to Valco to the GoG. The Company collected $5.0 pursuant to the MOU. However, a new financial agreement was reached in May 2004 and the MOU was amended. Under the revised financial terms, the Company was to retain the $5.0 already paid by the GoG and $13.0 more was to be paid by the GoG as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.8) which the GoG was to assume under the original MOU. The agreement was approved by the Court on September 29, 2004. The sale closed on October 29, 2004. As the revised purchase price under the amended MOU was well below the Company’s recorded value for Valco, the Company recorded a non-cash impairment charge of $31.8 in its first quarter 2004 financial statements to reduce the carrying value of its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds (which amount was reflected in discontinued operations — see Note 4). As a result, at closing there was no material gain or loss on disposition. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to Valco have been reported as discontinued operations in the accompanying financial statements (see Note 4).

•	In June 2004, with Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Through March 31, 2005, proceeds from the sale of the Mead Facility totaling $4.0 were being held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds was determined by the Court (see Note 6). In accordance with SFAS No. 144, the assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 4).

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

6. Long-Term Debt

     Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
Secured:
Post-Petition Credit Agreement	$—	$—
7.6% Solid Waste Disposal Revenue Bonds due 2027	1.6	1.6
Other borrowings (fixed rate)	2.4	2.4
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net	172.8	172.8
10 7/8% Senior Notes due 2006, net	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	17.4
Other borrowings (fixed and variable rates)	32.4	32.4

Total	851.6	851.6
Less — Current portion	(1.2)	(1.2)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(847.6)	(847.6)

Long-term debt	$2.8	$2.8

     On February 11, 2005, the Company and Kaiser entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 post-petition credit facility (the “DIP Facility”) and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0.

     The DIP Facility provides for a secured, revolving line of credit through the earlier of February 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company, Kaiser and certain subsidiaries of the Company are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0) in an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. The amount available under the DIP Facility will be reduced by $20.0 if net borrowing availability falls below $40.0. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company’s option.

     The DIP Facility is secured by substantially all of the assets of the Company, Kaiser and the Company’s subsidiaries other than certain amounts related to AJI, KJC, KAAC, and KFC whose assets are, subject to the Liquidating Plans (see Note 1), expected to be distributed to the creditors of those subsidiaries. The DIP Facility is guaranteed by the Company and all of the Company’s material domestic subsidiaries other than AJI, KJC, KAAC, and KFC.

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

     At March 31, 2005, there were no outstanding borrowings under the DIP Facility. While there were only $5.1 of letters of credit outstanding under the DIP Facility at March 31, 2005, there were approximately $12.6 of outstanding letters of credit that remained outstanding under the Replaced Facility. The Company had deposited cash of $13.2 as collateral for the Replaced Facility letters of credit and deposited approximately $2.0 of collateral with the Replaced Facility lenders until certain other banking arrangements are terminated. These outstanding letters of credit under the Replaced Facility are expected to be replaced with letters of credit issued under the DIP Facility, at which time, the applicable cash collateral will be refunded to the Company. During April 2005, $9.6 of letters of credit under the Replaced Facility were replaced by letters of credit issued under the DIP Facility and $10.1 of the cash collateral was refunded to the Company.

     7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the “Solid Waste Bonds”) were secured by certain (but not all) of the facilities and equipment at the Mead Facility which was sold in June 2004 (see Note 5). The Company believes that the value of the collateral that secured the Solid Waste Bonds was in the $1.0 range and, as a result, has reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1). However, in connection with the sale of the Mead Facility, $4.0 of the proceeds were placed in escrow for the benefit of the holders of the Solid Waste Bonds until the value of the secured claim of the bondholders was determined by the Court. The value of the secured claim was ultimately agreed to be approximately $1.6. As such, the amount of the Solid Waste Bonds considered in Liabilities subject to compromise has been reduced to $17.4. Court approval for the agreed claim value is still pending. However, the Court has approved the reduction of the collateral to approximately $2.3. The Company received the amount in excess of the Court-approved $2.3 amount from escrow in April 2005. As the Solid Waste Bonds were not a part of the Mead Facility sale transaction, they were not reported as discontinued operations in the accompanying Consolidated Balance Sheets.

7. Income Taxes

     The income tax provision for the quarters ended March 31, 2005 and 2004 relates primarily to foreign income taxes. For the quarters ended March 31, 2005 and 2004, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2005 and 2004 were fully offset by increases in valuation allowances. See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

     The reported amounts are net of income tax provision related to discontinued operations of $2.6 and $5.4 for the quarters ended March 31, 2005 and 2004, respectively.

8. Employee Benefit and Incentive Plans

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

     In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with the 1114 Committee and union representatives that represent the vast majority of the Company’s hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a proposed VEBA and active salaried and hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but were subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC (see Note 1). The ongoing financial impacts of the new and continuing pension plans and the VEBA are discussed below in “Cash Flow.”

     On June 1, 2004, the Court entered an order, subject to certain conditions including final Court approval for the Intercompany Agreement, authorizing the Company to implement termination of its postretirement medical plans as of May 31, 2004 and the Company’s plan to make advance payments to one or more VEBAs. As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing postretirement medical benefit plan, during the period June 1, 2004 through December 31, 2004 the Company continued to accrue costs based on the existing plan and has treated the VEBA contribution as a reduction of its liability under the plan. However, since the Intercompany Agreement was approved in February 2005 and all other contingencies had already been met, the Company determined that the existing post retirement medical plan

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

should be treated as terminated as of December 31, 2004. This resulted in the Company recognizing a non-cash charge of approximately $312.5 in the fourth quarter of 2004.

     The PBGC has assumed responsibility for the three largest of the Company’s pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004). The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in the fourth quarter of 2003, approximately $155.5 in the third quarter of 2004 and approximately $154.5 in the fourth quarter of 2004. The fourth quarter 2003 and third quarter 2004 charges were determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans. The Company believed this represented a reasonable interim estimation methodology as there were reasonable arguments that could have been made that could have resulted in the final allowed claim amounts being either more or less than that reflected in the financial statements. The fourth quarter of 2004 charge was based on the final agreement with the PBGC which was approved by the Court in January 2005. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company will continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at Fabricated products facilities) and paid approximately $5.0 minimum funding contribution for these plans in March 2005; (b) the PBGC will have an allowed post-petition administrative claim of $14.0, which is expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/KFC Plan, whichever comes first; and (c) the PBGC will have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which will be resolved in the Company’s plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL will be limited to 32% of the net proceeds distributable to holders of the Company’s Senior Notes, Sub Notes and the PBGC. However, certain contingencies have arisen in respect of the settlement with the PBGC. See Note 9 — Contingencies Regarding Settlement with the PBGC.

Components of Net Periodic Benefit Cost

     The following table presents the components of net periodic benefit cost for the quarters ended March 31, 2005 and 2004:

	Pension Benefits		Medical/Life Benefits
	2005	2004	2005	2004
Service cost	$.3	$1.5	$—	$1.8
Interest cost	.3	10.8	—	14.7
Expected return on plan assets	(.2)	(8.1)	—	—
Amortization of prior service cost	—	.9	—	(5.4)
Amortization of net (gain) loss	—	1.8	—	6.1

Net periodic benefit costs	.4	6.9	—	17.2
Less discontinued operations reported separately	—	(2.3)	—	(5.0)

Defined benefit plans	.4	4.6	—	12.2
401K (pension)/VEBA (medical)	1.7	—	6.7	—

	$2.1	$4.6	$6.7	$12.2

     The periodic pension costs associated with the Terminated Plans that related to continuing operations were $4.2 for the quarter ended March 31, 2004. Of the $4.6 amount of 2004 periodic pension cost related to continuing operations, $2.6 related to the Fabricated Products segment and the balance related to the Corporate segment. Of the $12.2 amount of 2004 net periodic medical benefit cost related to continuing operations, $6.3 related to the Fabricated products segment and the balance related to the Corporate segment.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

     See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for key assumptions with respect to Company’s pension plans and postretirement benefit plans.

Description of Defined Contribution Plans

     The Company, in March 2005, announced the implementation of the new salaried and hourly defined contribution savings plans. The salaried plan is being implemented retroactive to January 1, 2004 and the hourly plan is being implemented retroactive to May 31, 2004.

     Pursuant to the terms of the new defined contribution savings plan, the Company will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per United Steelworkers of America (“USWA”) employee hour worked at two facilities. The Company will also be required to make contributions to a defined contribution savings plan for active USWA employees that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. Similar defined contribution savings plans have been established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.

     The new defined contribution savings plan for salaried employees provides for a match of certain contributions made by such employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

     The Company recorded charges in respect of these plans (including the retroactive implementation) of $7.3 in the first quarter of 2005. Of the total amount, $1.5 is included in Cost of products sold (related to the Fabricated products segment) and $.2 is included in Selling, administrative, research and development and general expense(“SG&A”) (related to the Corporate segment) in respect of the first quarter of 2005 activity. The amount ($5.6) related to the retroactive implementation (i.e., the 2004 portion) of the plans is reflected in Other operating charges (see Note 11).

  Cash Flow

     Domestic Plans. As previously discussed, the Company, since filing the Chapter 11 proceedings, has not made any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Court in January 2005, the Company paid approximately $5.0 in respect of minimum funding contributions for retained pension plans in March 2005, and will be required to pay approximately $14.0 at the earlier of the emergence of the Company or KAAC in respect of post-petition administrative claims of the PBGC. Any other payments to the PBGC are expected to be limited to recoveries under the Company’s plan(s) of reorganization and the Liquidating Plans.

     The amount related to the retroactive implementation of the defined contribution savings plans (see above) is expected to be paid in the second quarter of 2005.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

•	On an annual basis, 10% of the first $20.0 of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments will not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company’s liquidity to be less than $50.0.

•	Advances of $3.1 in June 2004 and $1.9 per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 maximum contribution due upon emergence.

     In October 2004, the Company entered into an amendment to the USWA agreement to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to pay an additional $1.0 to the VEBA, which amount was paid in March 2005. The amended agreement was approved by the Court in February 2005.

     Total charges in 2005 associated with the VEBA were $6.7. Of this amount, approximately $1.2 was recorded in Cost of products sold (related to the Fabricated products segment) and the balance was recorded in SG&A (related to the Corporate segment).

     Foreign Plans. Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 4) were nominal.

9. Commitments and Contingencies

     Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with a plan of reorganization.

     Commitments. The Company has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit, and guarantees. A significant portion of these commitments relate to the Company’s interests in and related to QAL, which sale closed on April 1, 2005 (see Note 4). The Company also has agreements to supply alumina to and to purchase aluminum from Anglesey.

     Minimum rental commitments under operating leases at December 31, 2004, are as follows: years ending December 31, 2005 — $2.1; 2006 — $1.7; 2007 — $1.3; 2008 — $.7; 2009 — $.7; thereafter - $.3. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. Rental expenses , after excluding rental expenses of discontinued operations, were $3.1, $8.6 and $30.9 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expenses of discontinued operations were $4.9, $6.6 and $7.4 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 2005, the balance of such accruals was $55.7 (of which $30.6 was included in Liabilities subject to compromise – see Note 1).

     These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $24.3 in 2005, $.3 to $3.2 per year for the years 2006 through 2009 and an aggregate of approximately $29.2 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2009 balance because such amounts are expected to be settled solely in connection with the Company’s plan of reorganization.

     The March 31, 2005 accrual balance includes approximately $23.2 that was provided during 2003. Approximately $20.2 of the amount provided in 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of the Company’s environmental exposure at a number of non-owned sites. Under this agreement, among other things, the Company agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded in 2003 the portion of the $20.2 accrual that relates to locations with operations ($15.7) in Other operating charges (benefits), net. The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years, was recorded in Other income (expense).

     During the second quarter of 2004 and in 2003, the Company also provided additional accruals totaling approximately $1.4 and $3.0, respectively, associated with certain Company-owned properties with no current operations (recorded in Other income (expense). The 2004 accrual resulted from facts and circumstances determined in the ordinary course of business. The additional 2003 accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. Both the 2004 and 2003 accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.

     The Company has previously disclosed that it is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process. The September 2003 multi-site settlement is one example of such a situation.

     In June, 2004, the Company reported that it was close to entering settlement agreements with various parties pursuant to which a substantial portion of the unresolved environmental claims could be settled for approximately $25.0 — $30.0. In September 2004, agreements with the affected parties were reached and Court approval for such agreements was received. During October 2004, the Company paid approximately $27.3 to completely settle these liabilities. The amounts paid approximated the amount of liabilities recorded and did not result in any material net gain or loss.

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

     Asbestos and Certain Other Personal Injury Claims. The Company has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos or exposure to products containing asbestos produced or sold by the Company or as a result of employment or association with the Company. The lawsuits generally relate to products the Company has not sold for more than 20 years. As of the initial Filing Date, approximately 112,000 asbestos-related claims were pending. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively).

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

     The following tables present historical information regarding the Company’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	March 31,	December 31,
	2005	2004
Liability	$1,115.0	$1,115.0
Receivable(1)	967.0	967.0

	$148.0	$148.0

	Quarter Ended	Inception
	March 31, 2005	to Date
Payments made, including related legal costs	$—	$(355.7)
Insurance recoveries(2)	—	266.2

	$—	$(89.5)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that the Company will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed the Company’s aggregate insurance coverage. Amounts are stated in nominal dollars and not discounted to present value as the Company cannot currently project the actual timing of payments or insurance recoveries particularly in light of the expected treatment of such items in any plan of reorganization that is ultimately filed. The Company believes that, as of March 31, 2005, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 1.

(2)	Excludes certain amounts paid by insurers into escrow accounts (in respect of future settlements) more fully discussed below.

     As previously disclosed, at the Filing Date, the Company had accrued approximately $610.1 in respect of asbestos and other similar personal injury claims. As disclosed, such amount represented the Company’s estimate for current claims and claims expected to be filed over a 10 year period (the longest period the Company believed it could then reasonably estimate) based on, among other things existing claims, assumptions about the amounts of asbestos-related payments, the status of ongoing litigation

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. The Company also disclosed that there were inherent limitations to such estimates and that the Company’s actual liabilities in respect of such claims could significantly exceed the amounts accrued; that, at some point during the reorganization process, the Company expected that an estimation of the Company’s entire asbestos-related liability would occur; and that, until such process was complete or the Company had more information, the Company was unlikely to be able to adjust its accruals.

     Over the last year-plus period, the Company has engaged in periodic negotiations with the representatives of the asbestos, silica and coal tar pitch claimants and the Company’s insurers as part of its reorganization efforts. As more fully discussed in Note 1, these efforts resulted in an agreed term sheet in early 2005 between the Company and other key constituents as to the treatment for such claims in any plan(s) of reorganization the Company files. While a formal estimation process has not been completed, now that the Company can reasonably predict the path forward for resolution of these claims and based on the information resulting from the negotiations process, the Company believes it has sufficient information to project a range of likely costs. The Company now estimates that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims is expected to be between approximately $1,100.0 and $2,400.0. However, the Company does not anticipate that other constituents will necessarily agree with this range and the Company anticipates that, as a part of any estimation process that may occur in the Cases, other constituents are expected to disagree with the Company’s estimated range of costs. In particular, the Company is aware that certain informal assertions have been made by representatives for the asbestos, silica and coal tar pitch volatiles claimants that the actual liability may exceed, perhaps significantly, the top end of the Company’s expected range. While the Company cannot reasonably predict what the ultimate amount of such claims will be determined to be, the Company believes that the minimum end of the range is both probable and reasonably estimatable. Accordingly, in accordance with GAAP, the Company recorded an approximate $500.0 charge in the fourth quarter of 2004 to increase its accrued liability at December 31, 2004 to the $1,115.0 minimum end of the expected range (included in Liabilities subject to compromise — see Note 1). Future adjustments to such accruals are possible as the reorganization and/or estimation process proceeds and it is possible that such adjustments will be material.

     As previously disclosed, the Company believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs and had accrued for expected recoveries totaling approximately $463.1 as of September 30, 2004, after considering the approximately $54.4 of asbestos-related insurance receipts received from the Filing Date through September 30, 2004. As previously disclosed, the Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies.

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

     The timing and amount of future insurance recoveries continues to be dependent on the resolution of any disputes regarding coverage under the applicable insurance policies through the process of negotiations or further litigation. However, the Company believes that substantial recoveries from the insurance carriers are probable. The Company estimates that at March 31, 2005 its remaining solvent insurance coverage was in the range of $1,400.0 — $1,500.0. Further, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount now accrued (as discussed above) the Company believes that it would be able to recover from insurers amounts totaling approximately $967.0, and, accordingly the Company recorded in the fourth quarter of 2004 an approximate $500.0 increase in its personal injury-related insurance receivable. The foregoing estimates are

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

based on, among other things, negotiations, the results of the litigation efforts discussed above and the advice of Heller Ehrman LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. While the Company considers the approximate $967.0 amount to be probable (based on the factors cited above) it is possible that facts and circumstances could change and, if such a change were to occur, that a material adjustment to the amount recorded could occur. Additionally, it should be noted that, if through the estimation process or negotiation, it was determined that a significantly higher amount of costs were expected to be paid in respect of asbestos, silica and coal tar pitch volatile claims: (a) any amounts in excess of $1,400.0 — $1,500.0 would likely not be offset by any expected incremental insurance recoveries and (b) it is presently uncertain to what extent additional insurance recoveries would be determined under GAAP to be probable in respect of expected costs between the $1,100.0 amount accrued at March 31, 2005 and total amount of estimated solvent insurance coverage available.

     Since the start of the Cases, the Company has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers have paid certain amounts, pursuant to the terms of the approved escrow agreements, into funds (the “Escrow Funds”) in which the Company has no interest, but which amounts will be available for the ultimate settlement of the Company’s asbestos-related claims. Because the Escrow Funds are under the control of the escrow agents, who will make distributions only pursuant to a Court order, the Escrow Funds are not included in the accompanying consolidated balance sheet at March 31, 2005. In addition, since neither the Company nor Kaiser received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the Escrow Funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions. As of March 31, 2005, the insurers had paid $11.8 into the Escrow Funds. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

     Hearing Loss Claims. During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the Company in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net) in 2003 and a corresponding obligation (included in Liabilities subject to compromise — see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at March 31, 2005 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

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

     The settlement was ratified by the union members in February 2004, amended in October 2004, and ultimately approved by the Court in February 2005. Until February 2005, the settlement was also contingent on the Court’s approval of the Intercompany Agreement. However, such contingency was removed when the Court approved the Intercompany Agreement in February 2005. Since all material contingencies in respect of this settlement have been resolved and, since the ULP claim existed as of the December 31, 2004 balance sheet date, the Company recorded a $175.0 non-cash charge in the fourth quarter of 2004.

     Labor Agreement. The labor agreement covering the USWA workers at the Company’s Spokane, Washington rolling mill and Newark, Ohio extrusion and rod rolling facility is set to expire in September 2005. The Company and representatives of the USWA have been in discussions regarding a new labor agreement. However, the Company cannot currently predict if, or when, any such agreement will be reached or what impacts any such agreement will have on the Company’s future operating results or cash flow.

     Contingencies Regarding Settlement with the PBGC. As more fully described in Note 8, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Court’s ruling. However, as more fully discussed in Note 8, during the pendency of the PBGC’s appeal, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans. The Court approved this settlement in January 2005. The Company believed that, subject to its plan(s) of reorganization and the Liquidating Plans complying with the terms of the PBGC settlement, that all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Court’s rulings regarding distress termination of all such plans. If the current appellate ruling became final, it is possible that the remaining defined benefit plans would be assumed by the PBGC. Since the Company and the PBGC became aware of the intermediate appellate court ruling, the Company and the PBGC have conducted additional discussions. It is possible that the PBGC will appeal the intermediate appellate court’s ruling or that revisions to the previous settlement will occur. However, pending a final resolution of this matter, the Company’s settlement with the PBGC remains in full force and effect. The Company cannot predict what, if any, impacts may result from any such appeal or negotiations, except that the Company would expect any outcome to be no less favorable than the terms of the PBGC settlement.

     The indenture trustee for the Sub Notes has appealed the Court’s order approving the settlement with the PBGC, and the first level appellate court has established an expedited briefing schedule. While the Company believes the appeal is without merit, no assurances can be given as to the outcome of the appeal.

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

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

10. Derivative Financial Instruments and Related Hedging Programs

     In conducting its business, the Company has historically used various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into hedging transactions from time to time to limit its exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

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

     As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarters ended March 31, 2004 and 2005 that contained fixed price terms were (in millions of pounds) 19.9 and 29.8, respectively.

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

     At March 31, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last three quarters of 2005 and for the period 2006 — 2009 totaling approximately (in millions of pounds): 2005: 111.0, 2006: 70.0, 2007: 65.0, 2008: 35.0, and 2009: 25.0.

     The following table summarizes the Company’s material derivative positions at March 31, 2005:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value
Aluminum —
Option sale contracts	1/06 through 12/06	47.6	$(.6)
Fixed priced purchase contracts	4/05 through 12/05	10.4	2.3

The above table excludes option sales contracts whose positions were liquidated prior to their settlement date during the quarter ended March 31, 2005. A net loss associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. As of March 31, 2005, the remaining unamortized net loss was approximately $2.4.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

     Hedging activities in the first quarter of 2005 (all of which were attributable to continuing operations) resulted in an immaterial net loss. Hedging activities in the first quarter of 2004 resulted in a net loss of approximately $3.0. As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, hedging activities in 2004 were deemed to be fully attributable to the Company’s commodity-related operations and are reported in Discontinued operations.

11. Other Operating Charges

     The income (loss) impact associated with other operating charges for the quarter ended March 31, 2005, included a charge totaling $5.6 associated with the 2004 portion of the Company’s defined contribution plans, which were implemented in March 2005 (see Note 8 — Fabricated products business unit: $5.2 and Corporate: $.4) and a charge totaling $.6 related to termination of the Houston, Texas administrative office lease in connection with the combination of the Corporate headquarters into the existing Fabricated products headquarters.

12. Key Employee Retention Program

     In June 2002, the Company adopted a key employee retention program (the “KERP”), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan (“SERP”) and a long-term incentive plan. Under the KERP, retention payments commenced in September 2002 and were paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers (totaling approximately $1.7) were withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. During 2004, the Company recorded charges of $1.5 (included in Selling, administrative, research and development, and general) related to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provided for payments that reduced over time to certain senior officers depending on the elapsed time until the Debtors emerged from the Cases. Assuming the Debtors emerge from the Cases in the second half of 2005, the amount of the payments would range from $0 – $.6. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate their employment prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. At March 31, 2005, approximately $8.8 was accrued in respect of the KERP long-term incentive plan.

13. Pacific Northwest Power Matters

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

     As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on September 30, 2002. The contract rejection gives rise to a pre-petition claim (see Note 1). The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The claim is expected to be settled in the overall context of the Company’s plan of reorganization. Accordingly, any payments that may be required as a result of the rejection of the BPA

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

contract are expected to only be made pursuant to a plan of reorganization and upon the Company’s emergence from the Cases. The amount of the BPA claim will be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period. As the amount of the BPA’s claim in respect of the contract rejection has not been determined, no provision has been made for the claim in the accompanying financial statements. The Company has entered into a rolling short-term contract with an alternate supplier to provide the power necessary to operate its Trentwood facility.

14. Segment and Geographical Area Information

     The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities operations (including the Company’s interests in and related to QAL which sale closed on April 1, 2005). The balances and results in respect of such operations are now considered discontinued operations (see Note 4 and 5). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

     The Company’s operations are organized and managed by product type. The Company’s operations, after the discontinued operations reclassification, include two operating segments of the aluminum industry and the corporate segment. The two aluminum industry segments are: Fabricated products and Primary aluminum. The Fabricated products business unit sells value-added products such as heat treat aluminum sheet and plate which are used in a wide range of industrial applications, including for the automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (benefits), net. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information regarding segments.

     The Company changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results.

     Given the significance of the Company’s exposure to primary aluminum prices and alumina prices (which typically are linked to primary aluminum prices on a lagged basis) in prior years, the commodity marketing activities were considered a separate business unit. In the accompanying financial statements, the Company has reclassified to discontinued operations all of the primary aluminum hedging results in respect of the commodity-related interests that have been sold (including the Company’s interests in and related to QAL that were sold in April 2005) and that are also treated as discontinued operations. As stated above, remaining primary aluminum hedging activities related to the Company’s interests in Anglesey and any firm price fabricated product shipments are considered part of the “Primary aluminum business unit”.

     Financial information by operating segment, excluding discontinued operations, at for the quarters ended March 31, 2005 and 2004, is as follows:

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

	Quarters Ended March 31,
	2005	2004
Net Sales:
Fabricated Products	$244.4	$178.7
Primary Aluminum	37.0	31.5

	$281.4	$210.2

Segment Operating Income (Loss):
Fabricated Products	$24.2	$1.3
Primary Aluminum	4.8	4.1
Corporate and Other	(12.4)	(15.6)
Other Operating Charges — Note 11	(6.2)	—

	$10.4	$(10.2)

	Quarter Ended March 31,
	2005	2004
Depreciation and amortization:(1)
Fabricated Products	$4.9	$5.4
Corporate and Other	—	.1

	$4.9	$5.5

(1)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations of $6.1 in 2004.

	Quarter Ended March 31,
	2005	2004
Income taxes paid:(1)
Fabricated Products —
United States	$—	$—
Canada	1.8	—

	$1.8	$—

(1)	Income taxes paid exclude foreign income tax paid by discontinued operations of $8.7 in 2005 and $1.1 in 2004.

15. Parent Company Receivables

     Under the terms of the Intercompany Agreement (see Note 1), intercompany amounts due from Kaiser to the Company at February 28, 2005, of $2,197.2, including a note receivable of $2,191.7, were released. The release has been reflected as a charge to Additional capital for the quarter ended March 31, 2005.

16. Supplemental Guarantor Information

     Certain domestic, wholly-owned (direct or indirect) subsidiaries of the Company (hereinafter collectively referred to as the Subsidiary Guarantors) have provided, joint and several, guarantees of the 9 7/8% Senor Notes, the 10 7/8% Senior Notes, due 2006 and the 12 3/4% Senior Subordinated Notes (the “Notes”). Such guarantees are full and unconditional. See Note 16 of Notes to

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004 for a more complete discussion regarding the Subsidiary Guarantors and their operations.

     The accompanying financial information presents consolidating balance sheets, statements of income (loss) and statements of cash flows showing separately the Company, Subsidiary Guarantors, other subsidiaries and eliminating entries. Other subsidiaries’ discontinued operations include Alpart and the related discontinued operations of KAII. Subsidiary Guarantors’ discontinued operations include the discontinued operations of AJI, KJC, KBC and Valco. See Note 4 for additional information with regard to discontinued operations.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Balance Sheets

March 31, 2005

		Subsidiary	Other	Eliminating
	Company	Guarantors	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$217.1	$20.8	$34.4	$—	$272.3
Discontinued operations’ current assets	.3	20.1	19.9	—	40.3
Investments in subsidiaries	1,035.3	—	—	(1,035.3)	—
Intercompany advances receivable (payable)	(652.8)	617.9	34.9	—	—
Investments in and advances to unconsolidated affiliate	15.7	—	—	—	15.7
Property and equipment, net	174.8	20.0	18.6	—	213.4
Deferred income taxes	(41.6)	41.6	—	—	—
Restricted proceeds from sale of commodity interests	4.0	277.3	—	—	281.3
Personal injury-related insurance recoveries receivable	967.0	—	—	—	967.0
Other assets	43.3	.2	.1	—	43.6
Discontinued operations’ long term assets	—	42.9	—	—	42.9

	$1,763.1	$1,040.8	$107.9	$(1,035.3)	$1,876.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$155.5	$6.0	$22.3	$—	$183.8
Discontinued operations’ current liabilities	2.0	50.7	.4	—	53.1
Other long-term liabilities	28.5	1.0	3.9	—	33.4
Long-term debt	2.8	—	—	—	2.8
Discontinued operations’ long-term liabilities	26.4	—	—	—	26.4
Liabilities subject to compromise	3,923.8	15.4	13.7	—	3,952.9
Stockholders’ equity	(2,375.9)	967.7	67.6	(1,035.3)	(2,375.9)

	$1,763.1	$1,040.8	$107.9	$(1,035.3)	$1,876.5

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2004

		Subsidiary	Other	Eliminating
	Company	Guarantors	Subsidiaries	Entries	Consolidated
ASSETS
Current assets	$234.7	$18.8	$43.1	$—	$296.6
Discontinued operations’ current assets	.6	19.0	11.0	—	30.6
Investments in subsidiaries	2,662.0	—	—	(2,662.0)	—
Intercompany advances receivable (payable)	(2,244.3)	590.4	1,653.9	—	—
Investments in and advances to unconsolidated affiliate	16.7	—	—	—	16.7
Property and equipment, net	176.0	20.1	18.5	—	214.6
Deferred income taxes	(88.4)	41.5	46.9	—	—
Restricted proceeds from sale of commodity interests	4.0	271.8	5.0	—	280.8
Personal injury-related insurance recoveries receivable	967.0	—	—	—	967.0
Other assets	42.2	.2	.1	—	42.5
Discontinued operations’ long term assets	—	38.9	—	—	38.9

	$1,770.5	$1,000.7	$1,778.5	$(2,662.0)	$1,887.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$159.9	$5.2	$24.5	$—	$189.6
Discontinued operations’ current liabilities	2.1	55.2	.4	—	57.7
Other long-term liabilities	32.9	.9	(.9)	—	32.9
Long-term debt	2.8	—	—	—	2.8
Discontinued operations’ long-term liabilities	26.4	—	—	—	26.4
Liabilities subject to compromise	3,923.0	18.2	13.7	—	3,954.9
Stockholders’ equity	(2,376.6)	921.2	1,740.8	(2,662.0)	(2,376.6)

	$1,770.5	$1,000.7	$1,778.5	$(2,662.0)	$1,887.7

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended March 31, 2005

		Subsidiary	Other	Eliminating
	Company	Guarantors	Subsidiaries	Entries	Consolidated
Net sales	$230.7	$11.0	$84.2	$(44.5)	$281.4
Costs and expenses:
Operating costs and expenses	220.9	13.3	75.1	(44.5)	264.8
Other operating charges	6.2	—	—	—	6.2

Operating income (loss)	3.6	(2.3)	9.1	—	10.4
Interest expense	(2.1)	—	—	—	(2.1)
Reorganization items	(7.8)	—	—	—	(7.8)
Other income (expense), net	(.4)	—	—	—	(.4)
Provision for income taxes	(1.1)	—	(1.3)	—	(2.4)
Equity in income of subsidiaries	18.1	—	—	(18.1)	—

Income (loss) from continuing operations	10.3	(2.3)	7.8	(18.1)	(2.3)
Income (loss) from discontinued operations	(2.0)	12.7	(.1)	—	10.6

Net income (loss)	$8.3	$10.4	$7.7	$(18.1)	$8.3

Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended March 31, 2004

		Subsidiary	Other	Eliminating
	Company	Guarantors	Subsidiaries	Entries	Consolidated
Net sales	$167.7	$10.3	$69.1	$(36.9)	$210.2
Costs and expenses:
Operating costs and expenses	180.8	13.0	63.5	(36.9)	220.4
Other operating charges, net	—	—	—	—	—

Operating income (loss)	(13.1)	(2.7)	5.6	—	(10.2)
Interest expense	(2.0)	—	—	—	(2.0)
Reorganization items	(8.6)	—	—	—	(8.6)
Other income (expense), net	(.2)	—	—	—	(.2)
Provision for income taxes	(.8)	—	(.7)	—	(1.5)
Equity in income (loss) of subsidiaries	(23.2)	—	—	23.2	—

Income (loss) from continuing operations	(47.9)	(2.7)	4.9	23.2	(22.5)
Income (loss) from discontinued operations	(16.0)	5.8	(31.2)	—	(41.4)

Net income (loss)	$(63.9)	$3.1	$(26.3)	$23.2	$(63.9)

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 31, 2005

		Subsidiary	Other	Eliminating
	Company	Guarantors	Subsidiaries	Entries	Consolidated
Net cash provided (used) by:
Operating activities —
Continuing operations	$(6.0)	$(5.1)	$10.2	$—	$(.9)
Discontinued operations	.1	1.5	(9.0)	—	(7.4)

	(5.9)	(3.6)	1.2	—	(8.3)

Investing activities —
Continuing operations	(3.0)	(.3)	(.5)	—	(3.8)
Discontinued operations	—	—	—	—	—

	(3.0)	(.3)	(.5)	—	(3.8)

Financing activities —
Continued operations	(18.3)	—	—	—	(18.3)
Discontinued operations(1)	—	(1.5)	1.0	—	(.5)

	(18.3)	(1.5)	1.0	—	(18.8)

Intercompany activity	(3.8)	5.4	(1.6)	—	—

Net (decrease) increase in cash and cash equivalents during the period	(31.0)	—	.1	—	(30.9)
Cash and cash equivalents at beginning of period	54.0	—	1.4	—	55.4

Cash and cash equivalents at end of period	$23.0	$—	$1.5	$—	$24.5

(1)	Discontinued operations’ financing activities relate to (increase)/decrease in restricted cash amounts.

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 31, 2004

		Subsidiary	Other	Eliminating
	Company	Guarantors	Subsidiaries	Entries	Consolidated
Net cash provided (used) by:
Operating activities —
Continuing operations	$(41.5)	$(3.2)	$20.9	$—	$(23.8)
Discontinued operations	(1.8)	2.0	(2.9)	—	(2.7)

	(43.3)	(1.2)	18.0	—	(26.5)

Investing activities —
Continuing operations	(1.3)	—	(.3)	—	(1.6)
Discontinued operations	7.3	—	(1.2)	—	6.1

	6.0	—	(1.5)	—	4.5

Financing activities —
Continued operations	(.2)	—	—	—	(.2)
Discontinued operations	—	—	—	—	—

	(.2)	—	—	—	(.2)

Intercompany activity	13.4	1.2	(14.6)	—	—

Net (decrease) increase in cash and cash equivalents during the period	(24.1)	—	1.9	—	(22.2)
Cash and cash equivalents at beginning of period	34.7	—	.8	—	35.5

Cash and cash equivalents at end of period	$10.6	$—	$2.7	$—	$13.3

KAISER ALUMINUM & CHEMICAL CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions of dollars)
(Unaudited)

Notes To Condensed Consolidating Financial Information

     Impact of Cases — During the first quarter of 2005, all but a specified few intercompany amounts between the Company, Kaiser and the Company’s Debtor subsidiaries were released as required by the Intercompany Agreement. Net Intercompany advances receivable at March 31, 2005 of the Subsidiary Guarantors include approximately $1,100.0 owed by the Company to KFC offset by approximately $263.0 owed by KAAC to the Company. These amounts were specifically not released by the Intercompany Agreement. See Notes 1 and 15 for further discussion of the release of the intercompany amounts and other matters. The release of the intercompany amounts has been reflected in the accompanying condensed consolidating balance sheet at March 31, 2005 as a capital transaction (recorded in stockholders’ equity).

     Income Taxes — The income tax provisions for the quarters ended March 31, 2005 and 2004 relate primarily to foreign income taxes. As a result of the Cases, the Company did not recognize U.S. income tax benefits for the losses incurred from domestic operations (including temporary differences) or any U.S. tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2005 and 2004 were offset by equal increases in valuation allowances.

     Foreign Currency — The functional currency of the Company and its subsidiaries is the United States Dollar. As a result of the sale of the Company’s Commodity Interests, pre-tax translation gains (losses) are included in the Company’s and Subsidiary Guarantors’ Discontinued operations. Such amounts for the Company totaled $(1.6) and $1.9 for the quarters ended March 31, 2005 and 2004, respectively. Such amounts for the Subsidiary Guarantors totaled $1.9 and $(1.7) for the quarters ended March 31, 2005 and 2004, respectively.

     Debt Covenants and Restrictions — The Indentures contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company in the form of dividends, loans or advances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This section should be read in conjunction with Part I, Item 1, of this Report.

     This section contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (for example “Recent Events and Developments,” “Results of Operations” and “Liquidity and Capital Resources”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and Part I, Item 1. “Business-Factors Affecting Future Performance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Reorganization Proceedings

     Background. Kaiser Aluminum & Chemical Corporation (the “Company”), its parent company, Kaiser Aluminum Corporation (“Kaiser” or “KAC”), and 24 of the Company’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, Kaiser and 15 of the Company’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional Company subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of the Company’s non-U.S. joint ventures were included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

     In addition to the Company and KAC, the Debtors include the following subsidiaries: Kaiser Bellwood Corporation (“Bellwood”), Kaiser Aluminium International, Inc. (“KAII”), Kaiser Aluminum Technical Services, Inc. (“KATSI”), Kaiser Alumina Australia Corporation (“KAAC”) (and its wholly owned subsidiary, Kaiser Finance Corporation (“KFC”)), Kaiser Bauxite Company (“KBC”), Kaiser Jamaica Corporation (“KJC”), Alpart Jamaica Inc. (“AJI”), Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”) and fifteen other entities with limited balances or activities.

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

     As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors (other than AJI, KJC, KAAC and KFC) to June 30, 2005. The most recent exclusivity period for AJI, KJC, KAAC and KFC was set to expire on April 30, 2005. A motion to extend the exclusivity period for AJI, KJC, KAAC and KFC through June 30, 2005 was filed by the Debtors on April 29, 2005. By filing the motion to extend the exclusivity period, the period is automatically extended until the June 2005 Court hearing date. While the Debtors expect that the motion will be approved by the Court, no assurance can be given as to such approval. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Commodity-related and Inactive Subsidiaries. As previously disclosed, with the sale of its interests in and related to Queensland Alumina Limited (“QAL”), which closed on April 1, 2005, the Company has sold all of commodity-related interests other than its interests in Anglesey Aluminium Limited (“Anglesey”). It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.

     During November 2004, four of the Company’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are separately referred to as the “AJI/KJC Plan” and the “KAAC/KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received (or to be received) by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. As indicated in the Liquidating Plans, it is currently anticipated that the Liquidating Subsidiaries will have an aggregate of approximately $673.8 million of cash available for distribution to creditors when the Liquidating Plans become effective. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans indicate that, after payment of priority claims, trust expenses (initial reserves for which are expected to be established in the range of $37.0 million to $46.0 million), and payments to the Company under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries anticipate ultimately distributing available cash to the following claimholders in the following amounts (in millions):

Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$0.0 to $8.0

     The Liquidating Plans as filed with the Court provide that $16.0 million of payments were to be made for the benefit of holders of the Company’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) the Company’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approved the plans. If either the holders of the Senior Notes or the Sub Notes failed to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) were not allowed a vote on the Liquidating Plans but will receive up to $8.0 million only if the Liquidating Plans are accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans were not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court was to determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.

     As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and the Company’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of the Company’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of claims against the proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. If both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court will determine the appropriate allocation to these groups under the Liquidating Plans. While the Company cannot currently predict how the Court might rule in such an instance, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and the Company’s 9 7/8% Senior Notes, if the Court were to rule in favor of the Sub Notes, the Company estimates that it is possible that the holders of the Sub Notes could receive between approximately $67.0 million and approximately $215.0 million depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of both the Senior Notes and the Sub Notes do not approve the Liquidating Plans and the Court were to rule in favor of the Senior Notes, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the Subsidiary Guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.

     The Court approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, as discussed above, the Court has conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings to date, the Court has determined that the allocation to the Revenue Bonds would be up to $8.0 million and has ruled against the position asserted by the separate group that holds both 9?% Senior Notes and the Sub Notes. The Court has not ruled in respect of the position asserted by the Sub Note Group. The Court has set a further briefing schedule that will extend into June 2005, and all rulings in respect of these matters are subject to appeal. There can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated, as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or the Company, or what impact any such resolution may have on the Company and its ongoing reorganization efforts. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.

     The above amounts are net of payments that are to be made by AJI, KJC and KAAC to the Company in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alumina Partners of Jamaica (“Alpart”) and QAL to the Company of at least $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) any net cash flows funded by or collected by the Company related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 million collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $20.0 million range collected by the Company through March 31, 2005); and (c) third party costs and certain limited overhead of the Company’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to the Company’s sale of its interests in Alpart. As provided under the Intercompany Agreement, the Company was reimbursed for approximately $14.5 million of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 million in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments upon the effective dates of the Liquidating Plans.

     It is anticipated that KBC will be dealt with either separately or in concert with the Company plan of reorganization as more fully discussed below. Sixteen of the Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which are to be resolved pursuant to the Intercompany Agreement). The Company believes that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

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

     The Debtors anticipate that substantially all remaining liabilities of the Debtors as of their Filing Date will be settled under a single joint plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. In working toward a plan of reorganization, as more fully discussed below, the remaining Debtors have reached individual agreements with most of the significant creditor constituents in the Cases including the Committees, the Futures’ Representatives, the Pension Benefit Guaranty Corporation (“PBGC”), and the appropriate union representatives. However, the ultimate treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time as such treatment (and the specific recoveries of individual creditors) is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. Further, while the Debtors intend to file and seek confirmation of a plan, there can be no assurance as to when the Debtors will file such plan or as to whether any such plan will be confirmed by the Court and consummated.

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

     Based on the previously disclosed agreements and understandings reached with key creditor constituents, the Company anticipates that the disclosure statement and plan of reorganization for the Company, Kaiser and other Debtors necessary to ongoing operations will reflect the following principle elements:

     (a) All post-petition and secured claims are expected to either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below);

     (b) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in return for cancellation of the retiree medical plan, as more fully discussed in Note 8 of Notes to Interim Consolidated Financial Statements, the Company is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and then has agreed to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are to receive a contribution of 75% of the residual value of the remaining Debtors in the form of newly issued equity in the emerging entity. Residual value in this context means the Company’s remaining value after taking into account: (i) the contributions to the personal injury trust described below; (ii) the satisfaction of administrative, priority and secured claims as per (a) above; (iii) an equity incentive plan; and (iv) the satisfaction of the PBGC’s claim against KACOCL;

     (c) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from the Company, (iii) 100% of the equity in a Company subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) a portion of the emerging entity’s equity in proportion to approximately $830.0 million of intercompany claims of KFC against the Company that are to be assigned to the trust (which will be satisfied out of the 25% of equity referred to in (d ) below); and

     (d) Other pre-petition claims will receive 25% of the residual value of the remaining Debtors in the form of equity in the emerging entity. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC that are not satisfied under the Liquidating Plans, (ii) the approximate $830.0 million of intercompany claims that the Company has agreed to assign to the personal injury trust(s) referred to in (c) above, and (iii) all unsecured trade and other claims. Included in this category are approximately $276.0 million of intercompany claims of KFC against the Company.

     At emergence from Chapter 11, the Company will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. The Company currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 6 of Notes to Interim Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and Kaiser will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

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

     The DIP Facility provides for a secured, revolving line of credit through the earlier of February 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company, Kaiser and certain subsidiaries of the Company are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0 million) in an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. The amount available under the DIP Facility will be reduced by $20.0 million if net borrowing availability falls below $40.0 million. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company’s option.

     Disposition of Commodity-Related Assets. In connection with the previously disclosed plan to explore and, if appropriate, dispose of the Company’s commodity-related interests, the Company has completed the disposition of its interests in and related to: (a) the Tacoma, Washington smelter in February, 2003, (b) the Mead, Washington smelter in June 2004, (c) Alpart in July 2004, (d) Gramercy/KJBC in October 2004, and (e) Valco in October 2004. The sale of the Company’s interests in and related to QAL closed on April 1, 2005. Completion of these transactions represents a significant step towards the Company’s planned emergence from Chapter 11 primarily as a fabricated products company. See Note 5 of Notes to Interim Consolidated Financial Statements for details regarding the individual dispositions.

     Significant Charges Associated with the Reorganization Process. The Company has previously disclosed that it has made substantial progress in its reorganization efforts and has reached various agreements with substantially all of the key creditor constituencies as to the value of their claims and the agreed treatment for such claims in any plans of reorganization that is ultimately filed by the Debtors. These agreements have however resulted in a number of significant charges including:

•	Charges related to the sale of commodity interests. These items are classified as “discontinued operations” in the accompanying financial statements. See Note 4 of Notes to Interim Consolidated Financial Statements for additional discussion of these items and amounts.

•	Significant charges related to the termination of certain of the Company’s previous pension and retiree medical plans and other agreements reached with the PBGC, the United Steelworkers of America (“USWA”) and certain other labor unions. These items are discussed in Note 8 and Note 9 of Notes to Interim Consolidated Financial Statements.

•	Certain environmental charges associated with various settlements and transactions. See Note 9 of Notes to Interim Consolidated Financial Statements.

     Additionally, while not resulting in a significant net charge, the Company did substantially increase its recorded liability in respect of asbestos and other personal injury related claims and expected insurance recoveries in respect of such amounts. See Note 9 of Notes to Interim Consolidated Financial Statements.

     Possible Asbestos-Related Legislation. Legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2005” (the “FAIR Act”) is currently pending before the U.S. Congress. If passed, the FAIR Act could affect the rights and obligations of certain companies with asserted asbestos liabilities and their insurers. Because the exact terms of the proposed legislation are still the subject of negotiation and Congressional debate, it is uncertain how, if at all, such legislation might impact the Company, holders of asbestos, silica, coal tar pitch volatiles and hearing loss-related personal injury claims, or other creditors or entities involved in the Cases. Given such uncertainty, the Company currently plans on proceeding as previously disclosed, but will take the then current status of this proposed legislation into account when determining how to proceed with confirmation and consummation of a plan or plans of reorganization.

     Labor Agreement. The labor agreement covering the USWA workers at the Company’s Spokane, Washington rolling mill and Newark, Ohio extrusion and rod rolling facility is set to expire in September 2005. The Company and representatives of the USWA have been in discussions regarding a new labor agreement. However, the Company cannot currently predict if, or when, any such agreement will be reached or what impacts any such agreement will have on the Company’s future operating results or cash flow.

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

Results of Operations

     The Company’s primary line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities’ operations other than Anglesey. The balances and results of operations in respect of the commodities interests sold (including the Company’s interests in and related to QAL sold in April 2005) are now considered discontinued operations (see Notes 4 and 5 of Notes to Interim Consolidated Financial Statements). The presentation in the table below restates the segment information for such reclassifications. The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

     The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 2005 and 2004. The following data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars,
	except shipments and prices)
Shipments (mm lbs):
Fabricated Products	126.4	108.5
Primary Aluminum	38.4	38.8

	164.8	147.3

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$1.93	$1.65
Primary Aluminum(2)	$.95	$.81
Net Sales:
Fabricated Products	$244.4	$178.7
Primary Aluminum	37.0	31.5

Total Net Sales	$281.4	$210.2

Segment Operating Income (Loss):(3)
Fabricated Products	$24.2	$1.3
Primary Aluminum	4.8	4.1
Corporate and Other	(12.4)	(15.6)
Other Operating Charges(4)	(6.2)	—

Total Operating Income (Loss)	$10.4	$(10.2)

Discontinued Operations	$10.6	$(41.4)

Net Income (Loss)	$8.3	$(63.9)

Capital Expenditures (excluding discontinued operations)	$3.8	$1.6

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Average realized prices for the Company’s Primary aluminum business unit exclude hedging revenues.

(3)	The Company changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results. Operating results for the Primary aluminum business unit in 2004 are after the elimination of $.9. Also, see Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on From 10-K for the year ended December 31, 2004 for a discussion of changes to the Primary aluminum business unit.

(4)	See Note 11 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating charges and the business segment to which the items relate.

Overview

     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the aerospace, automotive, distribution, and packaging markets. Such changes in demand can directly affect the Company’s earnings by impacting the overall volume and mix of such products sold.

     Changes in primary aluminum prices also affect the Company’s Primary aluminum business unit and expected earnings under any fixed price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. The Company’s operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of the possible impacts of the reorganization on the Company’s sensitivity to changes in market conditions, see Item 3. “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”

     During the quarter ended March 31, 2004, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.75 per pound. During the quarter ended March 31, 2005, the average LME price per pound for primary aluminum was $.86. At April 30, 2005, the LME price was approximately $.82 per pound.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Summary. The Company reported net income of $8.3 million for the quarter ended March 31, 2005, compared to a net loss of $63.9 million for the quarter ended March 31, 2004.

     Net sales in 2005 totaled $281.4 million compared to $210.2 million in 2004.

     Fabricated Aluminum Products. Net sales of fabricated products increased by 37% during the first quarter of 2005 as compared to 2004 primarily due to a 16% increase in shipments and a 17% increase in average realized prices. Current period shipments were higher than 2004 shipments as a result of improved demand for most of the Company’s fabricated aluminum products, especially aluminum plate for the general engineering and aerospace markets. The increase in the average realized price reflects an especially favorable mix of products sold, stronger demand, and higher underlying metal prices. Realized prices were generally higher in all product categories and reached near-peak levels for plate products in response to strong near-tem demand. Extrusion prices are thought to have recovered from the recessionary lows experienced in 2002 and 2003 but are still below prices experienced during peaks in the business cycle.

     Segment operating results (before Other operating charges, net) for 2005 improved over 2004 primarily due to the improved mix of products, shipments and pricing noted above offset, in part, by higher natural gas prices and freight costs. Segment operating results in the first quarter of 2005 were also better than the prior year as a result of lower charges for legacy pension and retiree medical-related charges (See Note 8 of Notes to Interim Consolidated Financial Statements). Segment operating results in future periods may not be as strong as those generated in the first quarter of 2005 as the product mix in future quarters in 2005 may not be as favorable as that experienced in the first quarter of 2005. Segment operating results for 2005 and 2004 include gains on intercompany hedging activities with the Primary aluminum business unit totaling $4.0 million and $1.3 million. These amounts eliminate in consolidation.

     Segment operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $5.2 million (see Note 11 of Notes to Interim Consolidated Financial Statements).

     Primary aluminum. The activities of the Primary aluminum business unit consist of the Company’s interests in and related to Anglesey and primary aluminum hedging-related activities. Third party net sales of primary aluminum increased 17% for 2005 as compared to the same period in 2004 primarily as a result of a 17% increase in third party average realized prices. The increase in the average realized prices was primarily due to the increases in primary aluminum market prices.

     Segment operating results for 2005 improved over 2004 primarily due to the increase in prices discussed above. Segment operating results for 2005 and 2004 include losses on intercompany hedging activities with the Fabricated products business unit totaling $4.0 million and $1.3 million. These amounts eliminate in consolidation.

     Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. In 2005, Corporate operating costs were comprised of approximately $6.1 million of expenses related to ongoing operations and approximately $6.3 million of retiree related expenses. In 2004, Corporate operating costs consisted of expenses related to ongoing operations of approximately $7.5 million and $8.2 million of retiree related expenses. The decline in expenses related to ongoing operations from 2004 to 2005 was primarily attributable to the fact that key personnel ceased receiving retention payments pursuant to the Company’s key employee retention program (see Note 12 of Notes to Interim Consolidated Financial Statements). The decline in retiree related expenses is primarily attributable to the termination of the Inactive Pension Plan and the Kaiser Aluminum Pension Plan in third quarter of 2004 (see Note 8 of Notes to Interim Consolidated Financial Statements).

     Corporate operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $.4 million and a $.6 million charge related to the Houston, Texas administrative offices’ lease (see Note 11 of Notes to Interim Consolidated Financial Statements).

     As the Company completes the disposition of the commodities interests and prepares for and emerges from the Cases, the Company expects there will be a substantial decline in Corporate and other costs. However, certain of these restructuring activities may have adverse short term cost consequences.

     Discontinued Operations. Discontinued operations in 2005 include the operating results of QAL, which Company interests were sold as of April 1, 2005. Discontinued operations in 2004 include, in addition to the operating results of QAL, the operating results of the commodity interests (Valco, Mead, Alpart and Gramercy/KJBC) that were sold during 2004. Results for discontinued operations for 2005 improved approximately $52.0 million over 2004. Approximately $5.0 million of this improvement was due to improved operating results at QAL, which resulted primarily from increased average realized alumina prices. The balance of such improvement (approximately $47.0 million) relates to costs and expenses of commodity interests sold in 2004 that are not recurring: (a) a $33.0 million Valco-related impairment charge, (b) $6.0 million of Valco operating losses, (c) $5.0 million of Mead operating losses and (d) $3.0 million of hedging losses related to discontinued operations. Modest favorable operating results in 2004 at Alpart and Gramercy/KJBC were offset by unfavorable hedging results.

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

     Operating Activities. In 2005, Fabricated products operating activities provided approximately $15.0 million of cash. This amount compares with 2004 when Fabricated products operating activities used approximately $6.0 million of cash. Cash provided by Fabricated products in 2005 was primarily due to improved operating results associated with improving demand for fabricated aluminum products. Working capital change in 2005 was modest. Cash used by Fabricated products in 2004 was primarily due to increases in working capital associated with improving demand for fabricated aluminum products offset by improved operating results. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.

     Cash flows attributable to the Company’s interests in and related to Anglesey provided approximately $8.0 million and $14.0 million in 2005 and 2004, respectively. The decrease in cash flows between 2005 and 2004 is primarily attributable to timing of payments and receipts.

     Corporate and other operating activities (including all of the Company’s “legacy” costs) utilized approximately $24.0 million and $32.0 million of cash in 2005 and 2004, respectively. Cash outflows from Corporate and other operating activities in 2005 and 2004 included: (a) approximately $7.0 million and $16.0 million, respectively, in respect of retiree medical obligations and VEBA funding for all former and current operating units; (b) payments for reorganization costs of approximately $9.0 million and $5.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $6.0 million and $7.0 million, respectively.

     In 2005, Discontinued operation activities used $7.0 million of cash. This compares with 2004 when Discontinued operation activities used $3.0 million of cash. The increase in cash used by Discontinued operations in 2005 over 2004 resulted primarily from foreign tax payments of $8.0 million offset by improved operating results due primarily to the improvement in average realized alumina prices.

     Investing Activities. Total capital expenditures for Fabricated products were $3.8 million and $1.6 million for the quarters ended March 31, 2005 and 2004, respectively. The capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total capital expenditures for Fabricated products are currently expected to be in the $20.0 million — $25.0 million range in 2005 and in the $20.0 million — $40.0 million range in 2006. The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, the Company’s ability to maintain adequate liquidity and other factors.

     Total capital expenditures for Discontinued operations were $1.3 million in the quarter ended March 31, 2004 (of which $.4 million was funded by the minority partners in certain foreign joint ventures).

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

     The DIP Facility provides for a secured, revolving line of credit through the earlier of February 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company, Kaiser and certain subsidiaries of the Company are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0 million) in an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. The amount available under the DIP Facility will be reduced by $20.0 million if net borrowing availability falls below $40.0 million. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at the Company’s option.

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

     The Company currently believe that the cash and cash equivalents, cash flows from operations, cash proceeds from the Intercompany Agreement and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the expected pendency of the Cases. At April 30, 2005, there were no outstanding borrowings under the DIP Facility. While there were only $15.1 million of letters of credit outstanding under the DIP Facility at April 30, 2005, there were approximately $3.0 million of outstanding letters of credit that had been issued under the Replaced Facility for which the Company had deposited cash of $3.1 million as collateral. These outstanding letters of credit are expected to be replaced with letters of credit issued under the DIP Facility, at which time, the applicable cash collateral will be refunded to the Company.

     In accordance with the Code and the DIP Facility, the Company is not permitted to purchase any of its common or preference stock.

New Accounting Pronouncement

     The section “New Accounting Pronouncement” from Note 2 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

     Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

     1. The interim consolidated financial statements as of and for the quarter ended March 31, 2005 have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

     a. Under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

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

     During the period 2002-2004, the Company has had two potentially material contingent obligations that were/are subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers of America’s (“USWA”) ULP claim, and (b) the net obligation in respect of personal injury-related matters. Both of these matters are discussed in Note 9 of Notes to Interim Consolidated Financial Statements and it is important that you read this note.

     As more fully discussed in Note 9 of Notes to Interim Consolidated Financial Statements, we accrued an amount in the fourth quarter of 2004 in respect of the USWA ULP matter. We did not accrue any amount prior to the fourth quarter of 2004 as we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board (“NLRB”) and USWA in connection with the Company’s and Kaiser’s reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 9 of Notes to Interim Consolidated Financial Statements. However, this settlement was not recorded at that time as it was still subject to Court approval. The settlement was ultimately approved by the Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175.0 million was reflected in the Company’s consolidated financial statements at December 31, 2004.

     Also, as more fully discussed in Note 9 of Notes to Interim Consolidated Financial Statements, the Company is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with the Company or by exposure to products containing asbestos last produced or sold by the Company more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or Kaiser. It is difficult to predict the number of claims that will ultimately be made against the Company or the settlement value of such claims. Our March 31, 2005, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization it is likely that an estimation of the Company’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of the Company’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements.

     We believe the Company has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our March 31, 2005 balance sheet includes a long-term receivable for estimated insurance recoveries of $967.0 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from the Company’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Further, depending on the amount of asbestos-related claims ultimately determined to exist, it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.

     Any adjustments ultimately deemed to be required as a result of the reevaluation of the Company’s asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company’s future financial statements. However, under an agreed term sheet, all of the Company’s personal injury—related obligations together with the benefits of its insurance policies and certain other consideration are to be transferred into one or more trusts at emergence.

     See Note 9 of Notes to Consolidated Financial Statements for a more complete discussion of these matters.

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

     As more fully discussed in Note 8 of Notes to Consolidated Financial Statements, certain charges have been recorded in 2003 and 2004 in respect of changes in the Company’s pension and post-retirement benefit plans. The PBGC has assumed responsibility for the three largest of the Company’s pension plans. Initially, the Company reflected the effects of these terminations based on the accounting methodologies for continuing plans. This resulted in charges of approximately $121.0 million in 2003 and another $155.0 million in 2004. This methodology was used to record these effects because there were arguments that the ultimate amount of liability could be higher or lower than that resulting from following GAAP for continuing plans, but the ultimate outcome was unknown. Ultimately, in order to advance the Cases, our negotiations with the PBGC resulted in the Company ultimately agreeing to a settlement amount that exceeded the recorded liability by approximately $154.0 million. The settlement was contingent on Court approval. While Court approval was received in January 2005, a charge was reflected in the fourth quarter of 2004 for this settlement as the pension obligations to which the charge related existed at December 31, 2004. Pursuant to the agreement with the PBGC, the Company will continue to sponsor the Company’s remaining pension plans. In addition, as previously disclosed, the Company’s post-retirement medical plans were terminated during 2004 and were replaced with medical coverage through COBRA or the VEBAs. However, definitive, final termination of the previous post-retirement benefit plan was contingent on Court approval of the Intercompany Agreement, which was ultimately received in February 2005. As a result of the removal of the contingency, the Company reflected an approximately $312.5 million charge associated with the termination of the plan at December 31, 2004 as the liability for this existed at the balance sheet date. The amount of the charge relates to amounts previously deferred under GAAP for continuing plans.

     While the amounts involved with the new/remaining plans are substantially less than the amounts in respect of the terminated plans (and thus subject to a lesser amount of expected volatility in amounts) they are, nonetheless, subject to the same sorts of changes and any such changes could be material to continuing operations. See Note 8 of Notes to Consolidated Financial Statements regarding the Company’s pension and post-retirement obligations.

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

An example of how environmental accruals could change is provided by the multi-site agreement discussed in Note 9 of Notes to Interim Consolidated Financial Statements. Another example discussed in Note 9 of Notes to Interim Consolidated Financial Statements is the agreements ultimately reached with the parties and approved by the Court in October 2004 pursuant to which the Company resolved certain environment obligations in return for cash payments totaling approximately $27.3 million. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the

Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

Contractual Obligations and Commercial Commitments

     The following summarizes the Company’s significant contractual obligations at March 31, 2005 (dollars in millions):

		Payments Due in
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt, including capital lease of $2.4(a)	$4.0	$1.2	$1.2	$—	$1.6
Operating leases	6.8	2.1	3.0	1.4	.3

Total cash contractual obligations	$10.8	$3.3	$4.2	$1.4	$1.9

(a)	See Note 6 of Notes to Interim Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $847.6 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 6 of Notes to Interim Consolidated Financial Statements for additional information about debt subject to compromise.

     The following paragraphs summarize the Company’s off-balance sheet arrangements.

     As of March 31, 2005, the Company owned a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The Company sold its share of QAL’s production to third parties. The shareholders, including the Company, purchased bauxite from another QAL shareholder under long-term purchase contracts. Under the agreements, the Company was unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. The Company’s share of the aggregate minimum amount of future principal payments as of March 31, 2005 was $60.0 million. The Company’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70.0 million and $100.0 million per year over the past three years. As discussed more fully in Note 5 of Notes to Interim Consolidated Financial Statements, the Company’s sale of its interests in and related to QAL closed on April 1, 2005. As a result, the Company’s obligations in respect of its share of the QAL debt were assumed by the buyer. The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.

     The Company, in March 2005, announced the implementation of the new salaried and hourly defined contribution savings plans. The salaried plan is being implemented retroactive to January 1, 2004 and the hourly plan is being implemented retroactive to May 31, 2004.

     Pursuant to the terms of the new defined contribution savings plan, the Company will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per USWA employee hour worked at two facilities. The Company will also be required to make contributions to a defined contribution savings plan for active USWA employees that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. Similar defined contribution savings plans have been established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 million to $6.0 million per year.

     The new defined contribution savings plan for salaried employees provides for a match of certain contributions made by such employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

     The amount related to the retroactive implementation of the defined contribution savings plans ($5.6 million) is expected to be paid in the second quarter of 2005.

     As a replacement for the Company’s current postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBAs. Such contributions are to include:

•	An amount not to exceed $36.0 million and payable on emergence from the Chapter 11 proceedings so long as the Company’s liquidity (i.e. cash plus borrowing availability) is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company’s interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

•	On an annual basis, 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments will not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company’s liquidity to be less than $50.0 million.

•	Advances of $3.1 million in June 2004 and $1.9 million per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence.

     On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. In October 2004, the Company entered into an amendment to the USWA agreement, which was approved by the Court in February 2005. As provided in the amendment, the Company will pay an additional annual contribution of $1.0 million, which amount was paid in March 2005.

     In connection with the sale of the Gramercy facility and KJBC, the Company indemnified the buyer against losses suffered by the buyer that result from any breaches of certain seller representations and warranties up to $5.0 million which amount has been recorded in long-term liabilities in the accompanying financial statements. The indemnity expires in October 2006.

     In November 2004, the Company entered into an agreement to sell its interest in and related to QAL. The agreement was approved by the Court in November 2004 and the sale closed on April 1, 2005. Net cash proceeds from the sale total approximately $412.0 million. The buyer also assumed the Company’s obligations in respect of approximately $60.0 million of QAL debt. As more fully discussed in Note 1 of Notes to Interim Consolidated Financial Statements, the vast majority of the value realized in respect of the Company’s interests in and related to QAL is likely to be for the benefit of holders of the Senior Notes, the Sub Notes and PBGC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 10 of Notes to Interim Consolidated Financial Statements, the Company historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company’s exposure to changes in foreign currency exchange rates.

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

     As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarters ended March 31, 2004 and 2005 for which the Company had price risk were (in millions of pounds) 19.9 and 29.8, respectively.

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

     At March 31, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases during the last three quarters of 2005 and for the period 2006 — 2009 totaling approximately (in millions of pounds): 2005: 111.0, 2006: 70.0, 2007: 65.0, 2008 35.0 and 2009 25.0.

     Foreign Currency. The Company from time to time will enter into forward exchange contracts to hedge material cash commitments for foreign currencies. After considering the completed sales of the Company’s commodity interests, the Company’s primary foreign exchange exposure is the Anglesey-related commitment that the Company funds in Great Britain Pound Sterling (“GBP”). The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the GBP results in an approximate $.5 million (decrease) increase in the Company’s annual pre-tax operating income.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Part I, Item 3, “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2004 for information concerning material legal proceedings with respect to the Company.

Reorganization Proceedings

     Note 1 of Notes to Interim Consolidated Financial Statements in incorporated herein by reference.

Other Environmental Matters

     During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in the State of Washington. The Company is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental law and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impact this matter may have on the Company’s financial statements.

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

     During the fourth quarter of 2004, the Company updated its estimate of costs expected to be incurred in respect of asbestos, silica and coal tar pitch volatile claims and expected insurance recoveries. The portion of Note 9 of Notes to Interim Consolidated Financial Statements under the heading “Asbestos and Certain Other Personal Injury Claims” is incorporated herein by reference.

Hearing Loss Claims

     During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by the Company in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all noise induced hearing loss claims will be transferred, along with certain rights against certain insurance policies, to a separate trust along with the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company’s emergence from the Cases. The portion of Note 9 of Notes to Interim Consolidated Financial Statements under the heading “Hearing Loss Claims” is incorporated herein by reference.

Item 6 Exhibits

Exhibit
Number	Description
2.1	Purchase Agreement, dated as of September 22, 2004, between Kaiser Aluminum & Chemical Corporation (“KACC”), Kaiser Alumina Australia Corporation (“KAAC”) and Comalco Aluminium Limited (incorporated by reference to Exhibit 2.3 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

Exhibit
Number	Description
2.2	Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG (incorporated by reference to Exhibit 2.4 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

2.3	Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd. (incorporated by reference to Exhibit 2.5 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

4.1	Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

Kaiser Aluminum & Chemical Corporation

/s/ Kerry A.Shiba

Kerry A. Shiba
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel D. Maddox

Daniel D. Maddox
Vice President and Controller
(Principal Accounting Officer)

     Date: May 13, 2005

Index to Exhibits

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.