Form 10-K/A
period 2005-12-31
KAISER ALUMINUM & CHEMICAL CORP
filed 2006-04-18
CIK 54291

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
(949) 614-1740

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which we filed with Securities and Exchange Commission on March 31, 2006. This amendment is being filed to modify certain of the language included in Item 9A Controls and Procedures.

The following item has been included in this amendment:

— Part II — Item 9A. Controls and Procedures

In addition, this amendment includes the following exhibits:

Exhibit 31.1 — Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Daniel D. Maddox pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Daniel D. Maddox pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 31, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of the Company’s management, including the principal executive officer and principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons described below.

During the final reporting and closing process relating to our first quarter of 2005, we evaluated the accounting treatment for the VEBA payments and concluded that such payments should be presented as a period expense. As more fully discussed in Note 16 of the Notes to Consolidated Financial Statements, during our reporting and closing process relating to the preparation of the December 31, 2005 financial statements and analyzing the appropriate post-emergence accounting treatment for the VEBA payments, the Company concluded that the VEBA payments made in 2005 should be presented as a reduction of pre-petition retiree medical obligations rather than as a period expense. While the incorrect accounting treatment employed relating to the VEBA payments does indicate a deficiency in the Company’s internal controls over financial reporting, such deficiency was remediated during the final reporting and closing process in connection with the preparation of the December 31, 2005 financial statements.

During the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, the Company concluded that our controls and procedures were not effective as of the end of the period covered by this report because a material weakness in internal control over financial reporting exists relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS No. 133, and our procedures relating to hedging transactions were not designed effectively such that each of the complex documentation requirements for hedge accounting treatment set forth in SFAS No. 133 were evaluated appropriately. More specifically, the Company’s documentation did not comply with the SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company believed that the derivatives it was using would qualify for the “short-cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction.

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

As a result of the material weakness, we have restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In light of these restatements, our management, including our principal executive officer and principal financial officer, has determined that this deficiency constituted a material weakness in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting.  The Company did not have any change in its internal controls over financial reporting during the last quarter of 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting. However, as more fully described below, the Company does not believe its internal control environment is as strong as it has been in the past.

The Company relocated its corporate headquarters from Houston, Texas to Foothill Ranch, California, where the Fabricated Products business unit, the Company’s core business, is headquartered. Staff transition occurred starting in late 2004 and was ongoing primarily during the first half of 2005. A small core group of Houston corporate personnel were retained throughout 2005 to supplement the Foothill Ranch staff and handle certain of the remaining Chapter 11-related matters. During the second half of 2005, the monthly and quarterly accounting, financial reporting and consolidation processes were thought at that time to have functioned adequately.

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

The relocation and changes in personnel described above have made the yearend accounting and reporting process more difficult due to the combined loss of the two individuals and reduced amounts of institutional knowledge in the new corporate accounting group. The Company believes that it has addressed all material matters necessary for this report, but notes that the level of assurance it has over internal accounting and financial accounting control is not as strong as desired or as in past periods.

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

KAISER ALUMINUM & CHEMICAL CORPORATION

/s/ Jack A. Hockema Jack A. Hockema President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Daniel D. Maddox Daniel D. Maddox Vice President and Controller (Principal Financial Officer)

Date: April 18, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Daniel D. Maddox pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Confirmation of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Confirmation of Daniel D. Maddox pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

5